Form 10-Q
period 2007-03-31
Guidance Software, Inc.
filed 2007-05-15
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33197

GUIDANCE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4661210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 North Marengo Avenue	91101
Pasadena, California	(Zip Code)
(Address of principal executive offices)

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

As of May 4, 2007, there were 22,344,502 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2007

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,041	$8,875
Investments in marketable debt securities	24,694	24,693
Trade receivable, net of allowance for doubtful accounts of $442 and $234 as of December 31, 2006 and March 31, 2007, respectively	17,513	16,395
Prepaid expenses, inventory and other current assets	2,064	2,623

Total current assets	52,312	52,586
Property and equipment, net	6,526	8,825
Other assets	507	511

Total assets	$59,345	$61,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,494	$5,041
Accrued expenses	3,974	4,437
Capital leases	942	757
Deferred revenues	18,123	20,447

Total current liabilities	28,533	30,682

Long-term liabilities:
Rent incentives	1,537	2,196
Capital leases	488	580
Deferred revenues	2,098	2,465

Total long-term liabilities	4,123	5,241
Commitments and Contingencies (Notes 3,5,6 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,167,000 and 22,344,000 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	22	22
Additional paid-in capital	36,330	37,617
Accumulated other comprehensive loss	(17)	(8)
Accumulated deficit	(9,646)	(11,632)

Total stockholders’ equity	26,689	25,999

Total liabilities and stockholders’ equity	$59,345	$61,922

See Notes to Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2007
Revenues:
Product revenue	$6,203	$10,088
Services and maintenance revenue	4,968	7,508

Total revenues	11,171	17,596

Cost of revenues (1):
Cost of product revenue	477	745
Cost of services and maintenance revenue	2,608	4,513

Total cost of revenues	3,085	5,258

Gross profit	8,086	12,338

Operating expenses (1):
Selling and marketing	5,108	8,692
Research and development	1,452	2,048
General and administrative	1,711	3,090
Depreciation and amortization	360	699

Total operating expenses	8,631	14,529

Operating loss	(545)	(2,191)

Other income and expense:
Interest income	26	358
Interest expense	(9)	(32)
Other income, net	34	34

Loss before income taxes	(494)	(1,831)
Income tax provision	16	25

Net loss	$(510)	$(1,856)

Net loss per share:
Basic	$(.02)	$(.08)
Diluted	$(.02)	$(.08)
Weighted average number of shares used in per share calculation:
Basic	20,417	22,289
Diluted	20,417	22,289

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the amount of Share Based Compensation included in the Condensed Consolidated Statements of Operations.

See Notes to Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(510)	$(1,856)
Adjustments to reconcile net loss to net (used in) cash provided by operating activities:
Depreciation and amortization	360	699
Provision for (recovery of) doubtful accounts	93	(49)
Share-based compensation	62	888
Loss on disposal of assets	—	27
Changes in operating assets and liabilities:
Trade receivables	(609)	1,167
Prepaid expenses, inventory and other assets	(573)	(17)
Accounts payable	403	(1,937)
Accrued expenses	(819)	446
Deferred revenue	445	2,691

Net cash (used in) provided by operating activities	(1,148)	2,059

Cash flows from investing activities:
Purchase of marketable debt securities	—	(24,693)
Sale of marketable debt securities	—	24,703
Purchase of property and equipment	(932)	(1,376)

Net cash used in investing activities	(932)	(1,366)

Cash flows from financing activities:
Distributions to stockholders	(1,710)	—
Principal payments of capital lease obligations	(127)	(258)
Cash paid for offering expense	(25)	(241)
Proceeds from the exercise of stock options	23	640

Net cash (used in) provided by financing activities	(1,839)	141

Net (decrease) increase in cash and cash equivalents	(3,919)	834
Cash and cash equivalents, beginning of period	7,556	8,041

Cash and cash equivalents, end of period	$3,637	$8,875

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	7	22
Income taxes	—	—
Non-cash activities:
Capital lease obligations incurred to acquire assets	$113	$165
Purchase of equipment included in accounts payable	$72	$1,484
Rent incentives	$—	$546
Recognition of uncertain tax liabilities	$—	$130

See Notes to Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the December 31, 2006 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” All significant intercompany accounts and transactions have been eliminated.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. The Company restricts investments in cash and cash equivalents to financial institutions with high credit standing. At March 31, 2007, the majority of the Company’s cash and cash equivalents were held at financial institutions located in California. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. At March 31, 2007, all of the Company’s marketable debt securities were obligations of the U.S. Government. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Note 2. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. For the three months ended March 31, 2007 and 2006, respectively, weighted average shares of common stock issuable in connection with stock options of 1,283,000 and 1,422,000, respectively were not included in the diluted earnings per share calculation as to do so would have been anti-dilutive.

Note 3. Uncertainty in Tax Position

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the company performed a comprehensive review of its uncertain tax positions in accordance with the standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the company recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to accumulated deficit. The liability for uncertain tax positions is recorded in other liabilities in the condensed consolidated balance sheet as of March 31, 2007. If the company’s positions are sustained by the taxing authorities in favor of the Company, amounts previously recorded as liabilities would reduce the company’s income tax provision in the period the tax position is sustained. The company does not expect material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

The company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between the company’s uncertain tax positions under FIN 48 and the amount deducted or expected to be deducted in the company’s tax returns. As of March 1, 2007, amounts accrued for interest and penalties were insignificant.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

Note 4. Deferred Revenues

The following table summarizes the change in the Company’s deferred revenues during the three month period ended March 31, 2007:

	Deferred Product Revenue	Deferred Services & Maintenance Revenue	Total Deferred Revenue
Balance as of January 1, 2007	$9,322	$10,899	$20,221
Amounts billed and deferred	3,966	7,540	11,506
Previously deferred amounts recognized as revenue	(2,740)	(6,075)	(8,815)

Balance as of March 31, 2007	$10,548	$12,364	$22,912

Note 5. Debt Obligations

On January 10, 2007, the Company entered into a fifth amendment to its revolving line of credit lowering the interest rate from the Prime Rate minus 0.25% to Prime Rate minus 0.75% and removing the financial covenant limiting the Company’s capital expenditures. As of March 31, 2006, the Company was not in compliance with its minimum earnings covenant. (Note 11)

Note 6. Leases

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

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Non-Cancellable Sublease Income	Net Future Minimum Lease Payments
	(in thousands)
2007 (9 months)	$737	$2,398	$(22)	$3,113
2008	604	3,283	—	3,887
2009	106	3,155	—	3,261
2010	10	3,089	—	3,099
2011	4	3,170	—	3,174
Thereafter	—	6,755	—	6,755

Total	1,461	$21,850	$(22)	$23,289

Less amounts representing interest (5.75% - 16.35%)	$(124)

	$1,337

Note 7. Stock Option Plan and Employee Benefit Plan

In 2004, the Company’s Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and restricted stock. The Plan was amended in 2005 to increase to 3,977,000 the number of shares available for issuance. On May 3, 2006, the Company’s Board of Directors and its stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, an additional 828,000 shares on January 1, 2007, an additional 828,000 shares on January 1, 2008 and an additional 828,000 shares on January 1, 2009. Employees, officers and directors are eligible to receive equity instruments under the Plan, which is administered by the Company’s Board of Directors, who determines the terms and conditions of each grant. The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year period and typically must be exercised within 10 years from the date of grant. The options prices are determined by the Company’s Board of Directors.

A summary of the Company’s stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Outstanding, December 31, 2006	3,904,000	$6.26	$4.54 - $11.90
Granted	229,000	12.94	$12.94
Exercised	(137,000)	4.67	$ 4.54 - $6.37
Canceled or forfeited	(71,000)	8.35	$4.54 - $11.90

Outstanding, March 31, 2007	3,925,000	$6.67	$4.54 - $12.94

A summary of the status of the Company’s non-vested shares as of March 31, 2007, and the changes during the three months ended March 31, 2007 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2006 (1)	2,979,000	—
Granted	229,000	$8.62
Vested (1)	(684,000)	—
Forfeited (1)	(60,000)	—

Nonvested options as of March 31, 2007	2,464,000	—

(1)	During the year ended December 31, 2005, the Company used the minimum-value method afforded by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” for disclosure purposes. Accordingly, fair value information is not available.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$4.54	2,103,000	7.52	$4.54	$15,773,000	1,273,000	7.52	$4.54	$9,548,000
$5.34	180,000	8.12	5.34	1,206,000	45,000	8.12	5.34	302,000
$6.17	134,000	8.40	6.17	787,000	34,000	8.40	6.17	199,000
$6.32	50,000	8.63	6.32	286,000	13,000	8.63	6.32	74,000
$6.37	384,000	8.90	6.37	2,177,000	96,000	8.90	6.37	544,000
$7.64	69,000	9.09	7.64	304,000	—	—	7.64	—
$10.75	550,000	9.33	10.75	710,000	—	—	10.75	—
$11.90	226,000	9.61	11.90	31,000	—	—	11.90	—
$12.94	229,000	9.92	12.94	—	—	—	12.94	—

	3,925,000	8.27	$6.67	$21,274,000	1,461,000	7.67	$4.74	$10,667,000

	Options Expected to Vest
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$4.54	755,000	7.52	$4.54	$5,665,000
$5.34	123,000	8.12	5.34	823,000
$6.17	91,000	8.40	6.17	534,000
$6.32	33,000	8.63	6.32	193,000
$6.37	262,000	8.90	6.37	1,486,000
$7.64	63,000	9.09	7.64	276,000
$10.75	501,000	9.33	10.75	646,000
$11.90	206,000	9.61	11.90	29,000
$12.94	208,000	9.92	12.94	(188,000)

	2,242,000	8.63	$6.67	$9,464,000

The Company defines in-the-money options at March 31, 2007 as options that had exercise prices that were lower than the $12.04 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 3,696,000 shares that were in-the-money at that date. There were 1,461,000 in-the-money options exercisable at March 31, 2007. The total intrinsic value of the options exercised during the quarter ended March 31, 2007 was $1,094,000, determined as of the date of exercise.

A total of 1,469,000 options remain available for grant under the Company’s Plan at March 31, 2007.

In February 2007, the Company granted approximately 40,000 restricted shares to certain executives and employees under the Plan. The restricted shares vest in May 2007, and were issued at prices between $12.94 and $13.66 per restricted share. The Company recorded $271,000 of share-based compensation during the three month period ended March 31, 2007 related to the restricted shares.

Note 8. Share-Based Compensation

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

The fair values of each award granted under the Plan during the three months ended March 31, 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Risk-free interest rate	4.57%	4.51%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	71.0%	69.3%

In March 2005, the SEC issued Staff Accounting Bulletin Topic No. 107 (“SAB 107”) which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the equally weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”) and the historical volatility of the common stock of Similar Companies, consistent with the requirements of SFAS 123R and SAB 107. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company amortizes share-based compensation on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. The expected term of stock option awards granted was calculated using the “simplified method” as defined by SAB 107 as the Company lacks historical data and is unable to make reasonable expectations regarding the future. The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the three months ended March 31, 2007 was $8.62 per option.

As of March 31, 2007, there was $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 3.78 years.

Note 9. Income Taxes

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2007, the Company has provided a valuation allowance of approximately $2.8 million to reduce net deferred tax assets to zero.

Note 10. Contingencies

Federal Trade Commission Inquiry

In early January 2006, the Federal Trade Commission (“FTC”) commenced an inquiry into a network security breach at the Company. The Company recorded an accrual of $500,000 with an offsetting charge to general and administrative expense as of and for the year ended December 31, 2005. On September 20, 2006, we executed a consent decree proposed by the FTC that requires, among other activities, that we provide biennial third-party assessments of our information technology security for a period of 10 years. The Company incurred $290,000 of costs associated with this matter during the year ended December 31, 2006. As a result of the consent decree, the Company reversed $115,000 of the related accrual with an offsetting credit to general and administrative expense during the year ended December 31, 2006. As of March 31, 2007, $79,000 remains accrued.

In addition, several customers who were notified of the security breach have sought compensation, which in each case has been satisfied by payment of amounts that are not material to the Company, and one customer has commenced litigation, which was dismissed by a federal court and subsequently settled with the customer for an insignificant amount. Additionally, we have paid approximately $11,500 in fines to credit card processing companies through March 31, 2007.

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

Note 11. Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on the Company’s internal organization and reporting of revenue and other performance measures. The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company has four operating segments. The types of products and services provided by each segment are summarized below:

•	Products segment – includes EEE solutions, EFE solutions, PLSP solutions and hardware sales.

•	Professional services segment – is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment – is our division that provides in-house training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment – Maintenance related revenue and costs.

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

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by each operating segment:

	Three Months Ended March 31, 2006
	Product	Professional Services	Training	Maintenance & Other	Total
			(in thousands)
Revenues	$6,203	$1,842	$1,632	$1,494	$11,171
Cost of revenues	477	1,305	1,066	237	3,085

Gross profit	$5,726	$537	$566	$1,257	8,086

Operating expenses:
Selling and marketing					5,108
Research and development					1,452
General and administrative					1,711
Depreciation and amortization					360

Total operating expenses					8,631

Operating loss					(545)
Interest income					26
Interest expense					(9)
Other income, net					34

Loss before income taxes					$(494)

	Three Months Ended March 31, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
			(in thousands)
Revenues	$10,088	$2,694	$1,960	$2,854	$17,596
Cost of revenues	745	2,753	1,333	427	5,258

Gross profit	$9,343	$(59)	$627	$2,427	12,338

Operating expenses:
Selling and marketing					8,692
Research and development					2,048
General and administrative					3,090
Depreciation and amortization					699

Total operating expenses					14,529

Operating loss					(2,191)
Interest income					358
Interest expense					(32)
Other income, net					34

Loss before income taxes					$(1,831)

Revenue, classified by the major geographic areas in which the Company operates, is as follows:

	Three Months Ended March 31,
	2006	2007
Revenues
U.S.	$8,792	$13,431
Europe	1,049	2,306
Asia	404	870
Other	926	989

	$11,171	$17,596

Note 12. Subsequent Events

On May 1, 2007, the Company entered into a sixth amendment to its revolving line of credit removing all financial ratios and earnings requirements. The amendment requires the Company to maintain cash, cash equivalents, and marketable securities of more than $10 million, and not allow a cumulative net loss (excluding share-based compensation) in excess of $4 million during any one fiscal year.

On May 9, 2007, the Company obtained a waiver from the bank for its violation of the minimum earnings covenant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop and provide the leading software solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for large corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies. We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. Between 2003 and 2007, after the release of our EnCase® Enterprise products and related services, our revenues were driven by the sales of both our EnCase® Forensic products and our EnCase® Enterprise products and related services.

We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the release of our eDiscovery Suite in late 2005 has increased our average transaction size. On an ongoing basis, we anticipate that sales of our EnCase® Enterprise products and related services, in particular our eDiscovery Suite and Information Assurance Suite solutions, will comprise a substantial portion of our future revenues.

Sources of Revenues

Product Revenue

We generate product revenue principally from sales of our EnCase ® Enterprise and EnCase® Forensic products. Substantially all of the EnCase® Enterprise and EnCase® Forensic license agreements that we have entered into are perpetual in license term. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of several years. In addition, we also resell certain forensic hardware and our FastBloc® hardware.

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

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of product revenue consists principally of compensation and related overhead expenses for employees engaged in the distribution of our products, and the cost of producing and shipping our software, including the cost of compact discs, packaging and freight, and our FastBloc® hardware. Cost of services and maintenance revenue consists of customer support costs, training expenses and professional services expenses, including compensation and related overhead expenses. In addition, the cost of outsourcing certain services work is included in cost of services. Cost of revenues in 2006 and 2007 also includes share-based compensation allocable to production and service personnel.

Selling and Marketing

Selling and marketing expenses consist primarily of base compensation and related overhead expenses for employees engaged in selling and marketing. Selling and marketing expenses also include sales commissions and expenses relating to advertising, brand building, marketing and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead. Selling and marketing expenses in 2006 and 2007 also include share-based compensation allocable to selling and marketing personnel.

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

Research and Development

Research and development expenses consist primarily of compensation and related overhead expenses for research and development personnel, translation fees, quality assurance and testing. Research and development expenses in 2006 and 2007 also include share-based compensation allocable to research and development personnel.

General and Administrative

General and administrative expenses consist of compensation and related overhead expenses for personnel engaged in the accounting, legal, information systems, human resources and other administrative functions. In addition, it includes professional service fees, other corporate expenses and related overhead. General and administrative expenses in 2006 and 2007 also include share-based compensation allocable to general and administrative personnel.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of our lease-hold improvements, furniture and computer equipment.

Income Tax Provision

Our income tax provision consists of expenses related to the taxable income incurred based on our tax rate as an S Corporation. We filed an election to revoke our S Corporation status on December 11, 2006. From and after the revocation of our S Corporation status, we have been treated for federal and state income tax purposes as a C Corporation and, as a result, are subject to state and federal corporate income taxes.

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

•

Information Technology Budgets. Deployment of our solutions may require a substantial capital expenditure by our customers. Budgets for information technology-related capital expenditures at corporations and all levels of government organizations are typically cyclical in nature, with generally higher budgets in times of improving economic conditions and lower budgets in times of economic slowdowns.

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

Revenue Recognition

We apply the provisions of Statement of Provision (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions.” For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognize revenue when all other revenue recognition criteria are met. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product revenue and services and maintenance revenue, as well as the amount of deferred revenue to be recognized in each accounting period.

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

Accounting for Taxes

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As a result of the termination of our S Corporation status, we recorded deferred tax assets, which we fully reserved. Management’s judgment will be required in assessing the realizability of this and future deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2006	2007
Revenues:
Product revenue	55.5%	57.3%
Services and maintenance revenue	44.5	42.7

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	4.3	4.2
Cost of services and maintenance revenue	23.3	25.6

Total cost of revenues	27.6	29.8

Gross profit	72.4	70.2

Operating expenses:
Selling and marketing	45.7	49.4
Research and development	13.0	11.6
General and administrative	15.3	17.6
Depreciation and amortization	3.2	4.0

Total operating expenses	77.2	82.6

Operating loss	(4.8)	(12.4)

Other income and expense:
Interest income	0.2	2.0
Interest expense	(0.1)	(0.2)
Other income, net	0.3	0.2
Loss before income taxes	(4.4)	(10.4)
Income tax provision	(0.1)	(0.1)

Net loss	(4.5)%	(10.5)%

The following table sets forth share-based compensation expense recorded in each of the respective periods:

	Three Months Ended March 31,
	2006	2007
Non-cash Share Based Compensation Data(1):
Cost of product revenue	$—	$23
Cost of services and maintenance revenue	11	164
Selling and marketing	20	243
Research and development	4	131
General and administrative	27	327

Total non-cash share based compensation	$62	$888

(1)	Non-cash share based compensation recorded in the three month period ended March 31, 2006 and 2007 relates to stock options granted to employees measured under the fair value method. See Note 6 and 7 to the condensed consolidated financial statements.

Comparison of Results for the Years Ended March 31, 2007 and 2006

Revenues

Revenues were $17.6 million for the three months ended March 31, 2007 compared to $11.2 million for the three months ended March 31, 2006, an increase of $6.4 million or 57.5%.

Product revenue was $10.1 million for the three months ended March 31, 2007 compared to $6.2 million for the three months ended March 31, 2006, an increase of $3.9 million or 62.6%. Revenues generated from EnCase® Enterprise increased to $7.4 million in three months ended March 31, 2007 from $3.3 million in three months ended March 31, 2006 and was the primary reason for the increase in our product revenues. We were able to generate these increases as a result of increased selling and marketing efforts, and a significant increase in head count of commissioned sales personnel in late 2006. The first two quarters of each fiscal year is typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Services and maintenance revenues were $7.5 million for the three months ended March 31, 2007 compared to $5.0 million for the three months ended March 31, 2006, an increase of $2.5 million or 51.1%. Services revenue grew primarily due to a $1.4 million increase in maintenance revenue, a $0.9 million increase in revenues from professional services, and a $0.3 million increase in training revenues. The increase in maintenance revenue is due to the increasing number customers which carry maintenance contracts. Professional services revenue increased as a result of more billable hours charged for consultation and implementations. Training increased primarily due to an increased number of class offerings during the three months ended March 31, 2007 as compared to the same period a year prior.

Cost of Revenues

Cost of revenues was $5.3 million for the three months ended March 31, 2007 compared to $3.1 million for the three months ended March 31, 2006, an increase of $2.2 million or 70.4%. Gross profit as a percentage of revenues decreased to 70.2% for the three months ended March 31, 2007 compared with 72.4% for the three months ended March 31, 2006.

Cost of product revenue was $0.7 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006, an increase of $0.2 million or 56.2%. Product gross margin was 92.6% and 92.3%, respectively, for the three months ended March 31, 2007 and 2006.

Cost of services and maintenance revenue was $4.5 million for the three months ended March 31, 2007 compared to $2.6 million for the three months ended March 31, 2006, an increase of $1.9 million or 73.0%. An increase in compensation expense of $0.9 million and an increase in travel related expenses of $0.2 million were the primary reason for the increase in cost of services. In addition, facilities costs and other overhead costs increased by $0.5 million. Services and maintenance gross margin was 39.9% for the three months ended March 31, 2007 compared to 47.5% for the three months ended March 31, 2006. The decrease in services and maintenance gross margin was due to the hiring of new professional services personnel during late 2006 to meet the increase in demand for our services and services related costs associated with the release of Encase Version 6. In addition, the costs associated with our third-party maintenance renewal vendor increased by approximately $200,000 as a result of increased maintenance bookings.

Selling and Marketing

Selling and marketing expenses increased to $8.7 million for the three months ended March 31, 2007 compared to $5.1 million for the three months ended March 31, 2006, an increase of $3.6 million or 70.2%. The increase was primarily attributable to an increase in selling and marketing compensation expense for marketing personnel and commissioned sales representatives of $2.6 million. General marketing promotions and activities also increased $0.2 million. In addition, facilities costs and other overhead costs associated with selling and marketing activities increased by $0.6 million. Selling and marketing head count increased from 91 to 153 at the respective period ends. Selling and marketing expenses as a percentage of revenue increased to 49.4% for the three months ended March 31, 2007 from 45.7% for the three months ended March 31, 2006.

Research and Development

Research and development expenses increased to $2.0 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006, an increase of $0.5 million or 41.0%. Research and development compensation expense increased $0.4 million due to an increase in research and development personnel from 53 to 61 at the respective period ends to develop new product offerings, continue developing existing products and improve quality assurance. Research and development expenses as a percentage of revenue for the three months ended March 31, 2007 decreased to 11.6% compared to 13.0% for the three months ended March 31, 2006 as a result of increases in revenue exceeding increases in research and development.

General and Administrative

General and administrative expenses increased to $3.1 million for the three months ended March 31, 2007 compared to $1.7 million for the three months ended March 31, 2006, an increase of $1.4 million or 80.6%. An increase in compensation expense of $0.8 million and an increase in outside professional fees, specifically audit and legal, and insurance resulting from public company compliance requirements of approximately $0.7 million contributed to the increase in general and administrative expenses. General and administrative expenses as a percentage of revenue increased to 17.6% for the three months ended March 31, 2007 compared to 15.3% for the three months ended March 31, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased to $0.7 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006, an increase of $0.3 million. The primary reason for the increase in depreciation and amortization expense is due to the purchase of computer equipment for our new employees. Furthermore, as we continue to open offices around the United States and abroad, we are investing in leasehold improvements, networks and phone equipment to allow these remote offices to safely access our corporate network. Depreciation and amortization expense as a percentage of revenue increased to 4.0% for the three months ended March 31, 2007 compared to 3.2% for the three months ended March 31, 2006. In three months ended March 31, 2007, we invested in approximately $1.4 million in capital equipment and leasehold improvements as compared to $0.9 million for the three months ended March 31, 2006.

Interest Income and Interest Expense

Interest income increased to $358,000 for the three months ended March 31, 2007 compared to $25,000 for the three months ended March 31, 2006. The increase in interest income is due to the proceeds received from the initial public offering in December 2006. This increase is a result of our initial public offering in December 2006. There was no significant change in interest expense during 2006 as compared to 2005.

Income Tax Provision

The provision for income taxes increased to $25,000 for the three months ended March 31, 2007 compared to $16,000 for the three months ended March 31, 2006. The increase is primarily attributable to estimated taxes due in the United Kingdom. Although the Company receives a domestic tax credit for income taxes paid in the United Kingdom, we have established a full valuation allowance against our deferred tax assets. Accordingly, no benefit has been recognized related to our foreign tax credits.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of March 31, 2007, we had $8.9 million in cash and cash equivalents. In addition, we had $24.7 million in short term marketable debt securities.

We derive cash from operations primarily from cash collected upon the sale of our products and related services. Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2007 compared with net cash used in operations of $1.1 million in the three months ended March 31, 2006. The increase in cash provided by operations principally reflects an increase in cash collected from customers due to increased sales of existing products as well as new offerings, including the release of EnCase® Forensic Version 6 late in December 2006. Seasonally, the first quarter of our fiscal year is our strongest quarter for cash collections, which is a function of our revenue seasonality. Furthermore, during the three month period ended March 31, 2006, cash used in operations was primarily due to an overall increase in cash payments for employee compensation and increases in prepaid assets, inventory, and other current assets.

Net cash used in investing activities was $1.4 million and $0.9 million in the three months ended March 31, 2007 and 2006, respectively. The increase in net cash used in investing activities is primarily due to capital expenditures of approximately $1.4 million for the construction and build-out of new office facilities in Pasadena, CA and Emeryville, CA, for which there was not significant comparable cash outflow in the same period one year prior. In addition, the Company continues to invest in computing and networking equipment for the growing employee base. During the three month period ended March 31, 2007, $24.7 million of United States Treasury Bills (“T-Bills”) matured and were re-invested in new short-term T-Bills.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2007 compared with net cash used in financing activities of $1.8 million for the three months ended March 31, 2006. The increase in cash provided by financing activities was due to a cash distribution to the shareholders to cover S Corporation taxable earnings in the amount of $1.7 million during the three month period ended March 31, 2006 for which no corresponding payment was made during the same period one year later. In each of the periods, the Company also made payments to fund capital lease obligations and to pay for costs associated with our initial public offering which occurred in December 31, 2006.

We maintain a $3.0 million line of credit with a bank. This line of credit terminates on October 31, 2007. At March 31, 2007, there were no amounts outstanding against this line. This line requires we maintain certain financial covenants. As of December 31, 2006, we were in violation of certain financial covenants contained in our line of credit, which included a requirement to maintain a minimum of $1.0 million of earnings before interest, taxes, depreciation and amortization at the end of each fiscal quarter (calculated using the current quarter just ended and the preceding three fiscal quarters), and a minimum effective tangible net worth at all times equal to or greater than 75% of the net proceeds from the sale of any of our equity interests plus 50% of our annual net income. Minimum effective tangible net worth is defined as our stated net worth plus our subordinated debt and less our intangible assets. We have obtained a waiver of these violations. On May 1, 2007, we entered into a sixth amendment to our credit facility which removed the financial ratio and earnings requirements. However, the amendment does require the Company to maintain cash, cash equivalents, and marketable securities of not less than $10 million, and not allow a cumulative net loss (excluding non-cash shareholder compensation) in excess of $4 million during any one fiscal year

Contractual Obligations

At March 31, 2006, our outstanding contractual cash commitments were limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reporting in Part II, Management’s Discussion and Analysis of Financial condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2006 were approximately $22.6 million, of which $3.8 million was due during fiscal year 2007. We entered into two new office leases during the first quarter of 2007 which increased our total contractual cash commitments by $1.4 million. Furthermore, these additional leases increased the amount of cash payments due within fiscal year 2007 by $155,000.

We adopted Financial Interpretation No. 48, “Accounting for Uncertainly in Income Taxes” as of January 1, 2007. As of adoption, the total amount of tax positions that we have determined to be uncertain was $130,000. The timing of payments for this obligation will depend on the progress of examinations, if any, with the taxing authorities. We do not expect a significant tax payment related to these obligations within the next year. The liability as of March 31, 2007 was not materially different from the liability at the date of adoption.

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts.

Uncertain Tax Positions

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the company performed a comprehensive review of its uncertain tax positions in accordance with standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the company recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to retained earnings. The liability for uncertain tax positions is recorded in other liabilities in the consolidated condensed balance sheet as of March 31, 2007. If the company’s positions are sustained by the taxing authorities in favor of the Company, amounts previously recorded as liabilities would reduce the company’s effective tax rate. The company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

Item 4. Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were operating effectively.

Changes in our internal controls

During the quarter ended March 31, 2007, we made material changes in our internal controls as described below:

•

We hired additional experienced accounting personnel in an effort to increase the experience level within our accounting department, including the hiring of a new accounts payable manager and accounting manager.

•

We modified our general ledger reporting structure to reduce the number of accounts to which we record journal entries. These changes have enabled us to focus more time on the review and analysis of the financial information we report.

For the period ended March 31, 2007, management was not required to and did not perform an evaluation of our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach discussed in “Risk Factors—Computer hackers may damage our products, services and systems, which could cause interruptions in our service and harm to our business, and hackers could gain access to our customers’ personal information which could result in the loss of existing clients, negative publicity and legal liability.” On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006, and subsequently issued a press release announcing the investigation and its conclusion. Following the FTC press release, there commenced a public comment period of 30 days. On March 30, 2007 we received final notification from the FTC that the decree has become effective and the matter is formally concluded.

Item 1A. Risk Factors

You should consider each of the following factors as well as the other information in this Quarterly Report as well as our Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. Following the FTC press release, there commenced a public comment period of 30 days. On March 30, 2007, we received final notification from the FTC that the decree has become effective and the matter is formally concluded.

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

Our business could be adversely affected based on the fact that we are subject to the compliance requirements of various government agencies that perform periodic audits. These audits require the Company to disclose its business practices as they relate to the respective government regulations. Adverse audit result by a government agency may damage our reputation and require the Company to pay penalties or fines.

We conduct our business under the rules and regulations of various government agencies. From time to time, these agencies perform audits to determine whether or not we are in compliance with their specific rules or regulations. An adverse audit result from one of these agencies may damage our reputation. In addition, fines, penalties, or lawsuits resulting from an adverse audit result could cause our expenses to increase.

For example, during April 2007, the Office of Federal Contract Compliance Programs Office of Federal Contract Compliance Programs (“OFCCP”) notified the Company that its Pasadena location had been selected for a compliance review. In addition to possible technical violations that carry no monetary exposure, if the Company were unable to successfully defend its selection or compensation decisions, certain applicants or employees could be entitled to make-whole relief, including back pay and offers of employment. The Company is currently in the process of preparing its plan for submission in regard to this audit. As the audit is in its initial stage, the outcome of this matter is not known, however, management does not believe its resolution will have a material, adverse effect on the Company’s financial condition.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to expand our international operations in the future. For the three months ended March 31, 2007, we derived approximately 23.6% of our revenues from sales of products and services outside the United States.

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

Our executive officers, directors and affiliated entities beneficially own more than 51% of the outstanding common stock. As a result, these stockholders will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended March 31, 2007.

Item 6. Exhibits

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.