Form 10-Q
period 2007-06-30
Guidance Software, Inc.
filed 2007-08-14
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 001-33197

GUIDANCE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4661210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 North Marengo Avenue
Pasadena, California	91101
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2007, there were 22,718,146 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2007

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,041	$7,106
Investments in marketable debt securities	24,694	24,723
Trade receivable, net of allowance for doubtful accounts of $442 and $273 as of December 31, 2006 and June 30, 2007, respectively	17,513	17,990
Prepaid expenses, inventory and other current assets	2,064	2,573

Total current assets	52,312	52,392
Property and equipment, net	6,526	10,383
Other assets	507	561

Total assets	$59,345	$63,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,494	$4,278
Accrued expenses	3,974	4,923
Capital lease obligations	942	542
Deferred revenues	18,123	20,528

Total current liabilities	28,533	30,271

Long-term liabilities:
Rent incentives	1,537	2,335
Capital lease obligations	488	537
Deferred revenues	2,098	2,445

Total long-term liabilities	4,123	5,317
Commitments and Contingencies (Notes 5 and 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and June 30, 2007, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,167,000 and 22,702,000 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	22	23
Additional paid-in capital	36,330	40,293
Accumulated other comprehensive (loss) income	(17)	30
Accumulated deficit	(9,646)	(12,598)

Total stockholders’ equity	26,689	27,748

Total liabilities and stockholders’ equity	$59,345	$63,336

See Notes to Condensed Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Revenues:
Product revenue	$6,953	$10,293	$13,156	$20,381
Services and maintenance revenue	5,920	8,241	10,888	15,749

Total revenues	12,873	18,534	24,044	36,130

Cost of revenues(1):
Cost of product revenue	547	656	1,024	1,401
Cost of services and maintenance revenue	3,139	4,703	5,747	9,216

Total cost of revenues	3,686	5,359	6,771	10,617

Gross profit	9,187	13,175	17,273	25,513

Operating expenses(1):
Selling and marketing	6,434	8,036	11,542	16,728
Research and development	1,734	2,195	3,186	4,243
General and administrative	1,762	3,478	3,473	6,568
Depreciation and amortization	432	816	792	1,515

Total operating expenses	10,362	14,525	18,993	29,054

Operating loss	(1,175)	(1,350)	(1,720)	(3,541)

Other income and expense:
Interest income	12	374	38	732
Interest expense	(12)	(22)	(21)	(54)
Other income, net	35	57	69	91

Loss before income taxes	(1,140)	(941)	(1,634)	(2,772)
Income tax provision	6	25	22	50

Net loss	$(1,146)	$(966)	$(1,656)	$(2,822)

Net loss per share:
Basic	$(0.06)	$(0.04)	$(0.08)	$(0.13)
Diluted	$(0.06)	$(0.04)	$(0.08)	$(0.13)
Weighted average number of shares used in per share calculation:
Basic	19,345	22,425	19,903	22,357
Diluted	19,345	22,425	19,903	22,357

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the amount of Share-Based Compensation included in the Condensed Consolidated Statements of Operations.

See Notes to Condensed Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,146)	$(966)	$(1,656)	$(2,822)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	432	816	792	1,515
Provision for doubtful accounts	19	63	112	14
Share-based compensation	160	1,012	222	1,900
Loss on disposal of assets	—	95	—	122
Changes in operating assets and liabilities:
Trade receivables	1,336	(1,658)	727	(491)
Prepaid expenses, inventory and other assets	96	—	(477)	(17)
Accounts payable	1,222	16	1,625	(1,921)
Accrued expenses	(119)	625	(938)	1,071
Deferred revenue	(1,237)	61	(792)	2,752

Net cash (used in) provided by operating activities	763	64	(385)	2,123

Cash flows from investing activities:
Purchase of marketable debt securities	—	(24,693)	—	(49,386)
Sale of marketable debt securities	—	24,701	—	49,404
Purchase of property and equipment	(631)	(3,248)	(1,563)	(4,624)

Net cash used in investing activities	(631)	(3,240)	(1,563)	(4,606)

Cash flows from financing activities:
Distributions to stockholders	—	—	(1,710)	—
Principal payments of capital lease obligations	(144)	(258)	(271)	(516)
Cash paid for offering expense	(334)	—	(359)	(241)
Proceeds from the exercise of stock options	747	1,665	770	2,305

Net cash (used in) provided by financing activities	269	1,407	(1,570)	1,548

Net increase (decrease) in cash and cash equivalents	401	(1,769)	(3,518)	(935)
Cash and cash equivalents, beginning of period	3,637	8,875	7,556	8,041

Cash and cash equivalents, end of period	$4,038	$7,106	$4,038	$7,106

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$24	$21	$31	$43
Income taxes	$22	$18	$22	$18
Non-cash activities:
Capital lease obligations incurred to acquire assets	$321	$—	$434	$165
Purchase of equipment included in accounts payable	$127	$705	$199	$705
Rent incentives	$723	$—	$723	$546
Recognition of uncertain tax liabilities	$—	$—	$—	$130

See Notes to Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Description of the Business and Summary of Significant Accounting Policies

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software solutions to conduct digital investigations. The Company’s flagship product is EnCase® Enterprise, a comprehensive, network-enabled digital solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location. We also sell EnCase® Forensic, primarily for use by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT professionals to effectively and efficiently use our software products.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2007 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2007, and its results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the December 31, 2006 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, annual performance based bonus plan, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. The Company restricts investments in cash and cash equivalents to financial institutions with high credit standing. The majority of the Company’s cash and cash equivalents were held at financial institutions located in California. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. At June 30, 2007, all of the Company’s marketable debt securities were obligations of the U.S. Government. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Note 2.	Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. For the three months ended June 30, 2007 and 2006, weighted average shares of common stock issuable in connection with stock options of 1,324,000 and 1,717,000, respectively, were not included in the diluted earnings per share calculation as to do so would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, weighted average shares of common stock issuable in connection with stock options of 1,303,000 and 1,551,000, respectively were not included in the diluted earnings per share calculation as to do so would have been anti-dilutive.

Note 3.	Deferred Revenues

The following table summarizes the change in the Company’s deferred revenues during the six month period ended June 30, 2007:

	Deferred Product Revenue	Deferred Services & Maintenance Revenue	Total Deferred Revenue
Balance as of December 31, 2006	$9,322	$10,899	$20,221
Amounts billed and deferred	6,009	14,461	20,420
Previously deferred amounts recognized as revenue	(4,863)	(12,855)	(17,718)

Balance as of June 30, 2007	$10,486	$12,505	$22,973

Note 4.	Debt Obligations

On January 10, 2007, the Company entered into a fifth amendment to its revolving line of credit lowering the interest rate from Prime Rate minus 0.25% to Prime Rate minus 0.75% and removing the financial covenant limiting the Company’s capital expenditures. On May 1, 2007, the Company entered into a sixth amendment to its revolving line of credit removing certain financial covenants associated with select financial ratios and earnings requirements. The amendment requires the Company to maintain cash, cash equivalents, and marketable securities of not less than $10 million, and not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year. As of June 30, 2007, the Company was in compliance with all of its covenants associated with the revolving line of credit.

Note 5.	Leases

The Company leases certain of its operating facilities under noncancelable operating leases extending through 2015. The Company also leases certain equipment under capital leases extending through 2011. The Company also subleases certain of its facilities to unrelated third parties under non-cancellable operating leases. The present value of the remaining future minimum lease payments is recorded as capital lease obligations in the consolidated balance sheet. The following is a schedule of future minimum lease payments under capital leases, operating leases and future noncancelable sublease income:

Years Ending December 31, (in thousands)	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Non-Cancellable Sublease Income	Net Future Minimum Lease Payments
	(in thousands)
2007 (6 months)	$451	$1,834	$(68)	$2,217
2008	604	3,751	(141)	4,214
2009	106	3,637	(110)	3,633
2010	10	3,585	—	3,595
2011	4	3,681	—	3,684
Thereafter	—	7,118	—	7,118

Total	1,175	$23,606	$(319)	$24,461

Less amounts representing interest (5.75% - 16.35%)	$(96)

	$1,079

Note 6.	Stock Option Plan and Employee Benefit Plan

In 2004, the Company’s Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and restricted stock. The Plan was amended in 2005 to increase to 3,977,000 the number of shares available for issuance. On May 3, 2006, the Company’s Board of Directors and its stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, an additional 828,000 shares on January 1, 2007, an additional 828,000 shares on January 1, 2008 and an additional 828,000 shares on January 1, 2009. Employees, directors, and consultants are eligible under the Plan, which is administered by the Company’s Board of Directors, who determine the terms and conditions of each grant. The options granted under the Plan generally vest 25% annually over a four-year period and typically must be exercised within 10 years from the date of grant. The Company’s Board of Directors determine the eligibility, vesting schedules and exercise prices (generally fair market value on the date of grant) for stock options.

A summary of the Company’s stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Outstanding, December 31, 2006	3,904,000	$6.26	$4.54 - $11.90
Granted	327,000	$12.92	$12.87 - $12.94
Exercised	(494,000)	$4.67	$4.54 - $11.90
Canceled or forfeited	(283,000)	$6.53	$4.54 - $12.94

Outstanding, June 30, 2007	3,454,000	$7.07	$4.54 - $12.94

A summary of the status of the Company’s non-vested shares as of June 30, 2007, and the changes during the six months ended June 30, 2007 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2006(1)	2,979,000	—
Granted	327,000	$8.58
Vested(1)	(780,000)	—
Forfeited(1)	(283,000)	—

Nonvested options as of June 30, 2007(1)	2,243,000	—

(1)	During the year ended December 31, 2005, the Company used the minimum-value method afforded by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” for disclosure purposes. Accordingly, fair value information is not available.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$4.54	1,640,000	7.32	$4.54	$15,678,000	978,000	7.32	$4.54	$9,350,000
$5.34	180,000	7.87	5.34	1,577,000	90,000	7.87	5.34	788,000
$6.17	121,000	8.15	6.17	960,000	30,000	8.15	6.17	238,000
$6.32	34,000	8.38	6.32	265,000	9,000	8.38	6.32	70,000
$6.37	374,000	8.65	6.37	2,891,000	93,000	8.65	6.37	719,000
$7.64	43,000	8.84	7.64	278,000	11,000	8.84	7.64	71,000
$10.75	539,000	9.08	10.75	1,806,000	—	—	—	—
$11.90	210,000	9.36	11.90	462,000	—	—	—	—
$12.87	89,000	9.85	12.87	109,000	—	—
$12.94	224,000	9.67	12.94	260,000	—	—	—	—

	3,454,000	8.17	$7.07	$24,286,000	1,211,000	7.49	$4.80	$11,236,000

	Options Expected to Vest
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$ 4.54	558,000	7.32	$4.54	$5,335,000
$ 5.34	76,000	7.87	5.34	665,000
$ 6.17	77,000	8.15	6.17	608,000
$ 6.32	21,000	8.38	6.32	164,000
$ 6.37	237,000	8.65	6.37	1,831,000
$ 7.64	27,000	8.84	7.64	174,000
$10.75	454,000	9.08	10.75	1,522,000
$11.90	177,000	9.36	11.90	389,000
$12.87	75,000	9.85	12.87	92,000
$12.94	189,000	9.67	12.94	219,000

	1,891,000	8.51	$8.22	$10,999,000

The Company defines in-the-money options at June 30, 2007 as options that had exercise prices that were lower than the $14.10 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 3,454,000 shares that were in-the-money at that date. There were 1,211,000 in-the-money options exercisable at June 30, 2007. The total intrinsic value of the options exercised during the six months ended June 30, 2007 was $ 4,232,000, determined as of the date of exercise. During the six months ended June 30, 2007, the Company recorded share-based compensation of $1,365,000 related to stock options.

A total of 1,583,000 options remain available for grant under the Company’s Plan at June 30, 2007.

In February 2007, the Company granted approximately 40,000 restricted shares to certain executives and employees under the Plan. The restricted shares vested in May 2007. The Company recorded $535,000 of share-based compensation during the three month period ended June 30, 2007 related to the restricted shares.

In June 2007, under the terms of an employment agreement and a separation agreement with one of its executives, the Company accelerated vesting of options held by the former executive permitting him to purchase up to 23,509 of previously unvested shares of the Company’s common stock within 30 days of termination. The modification of the award resulted in $192,000 in compensation expense during the quarter ended June 30, 2007.

Note 7.	Share-Based Compensation

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

The fair values of each award granted under the Plan during the three and six months ended June 30, 2006 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Risk-free interest rate	5.04%	4.51%	4.64%	4.51%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	72.4%	68.2%	71.2%	69.0%

In March 2005, the SEC issued Staff Accounting Bulletin Topic No. 107 (“SAB 107”) which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the equally weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”) and the historical volatility of the common stock of Similar Companies, consistent with the requirements of SFAS 123R and SAB 107. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company amortizes share-based compensation on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. The expected term of stock option awards granted was calculated using the “simplified method” as defined by SAB 107 as the Company lacks historical data and is unable to make reasonable expectations regarding the future. The weighted average estimated grant date fair value for options granted under the Company’s stock option plan for the three and six months ended June 30, 2006 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Weighted average fair value	$6.07	$8.50	$5.14	$8.58

As of June 30, 2007, there was $6.9 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 3.25 years.

Note 8.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) , on January 1, 2007. As a result of the adoption of FIN 48, the Company performed a Comprehensive review of its uncertain tax positions in accordance with the standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to accumulated deficit. The liability for uncertain tax positions is recorded in other liabilities in the condensed consolidated balance sheet as of June 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, amounts previously recorded as liabilities would reduce the Company’s income tax provision in the period the tax position is sustained. The Company does not expect material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between the Company’s uncertain tax positions under FIN 48 and the amount deducted or expected to be deducted in the Company’s tax returns. As of June 30, 2007, amounts accrued for interest and penalties were insignificant.

During the three month period ended June 30, 2007, there were no material changes to the liability for uncertain tax positions.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of June 30, 2007, the Company has provided a valuation allowance to reduce net deferred tax assets to zero.

Note 9.	Contingencies

Federal Trade Commission Inquiry

In early January 2006, the Federal Trade Commission (“FTC”) commenced an inquiry into a network security breach at the Company. The Company recorded an accrual of $500,000 with an offsetting charge to general and administrative expense as of and for the year ended December 31, 2005. On September 20, 2006, we executed a consent decree proposed by the FTC that requires, among other activities, that we provide biennial third-party assessments of our information technology security for a period of 10 years. As of June 30, 2007, an immaterial amount remains accrued.

In addition, several customers who were notified of the security breach have sought compensation, which in each case has been satisfied by payment of amounts that are not material to the Company, and one customer has commenced litigation, which was dismissed by a federal court and subsequently settled with the customer for an insignificant amount. Additionally, we have paid approximately $11,500 in fines to credit card processing companies through June 30, 2007.

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

Note 10.	Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on the Company’s internal organization and reporting of revenue and other performance measures. The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company has four operating segments. The types of products and services provided by each segment are summarized below:

•	Products segment—includes EnCase® Enterprise Software, EnCase® Forensic Software, Premium License Support Program, and hardware sales.

•	Professional services segment—is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment—is our division that provides in-house training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment—Maintenance related revenue and costs.

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

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by each operating segment:

	Three Months Ended June 30, 2006
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$6,953	$2,372	$2,045	$1,503	$12,873
Cost of revenues	547	1,644	1,126	369	3,686

Gross profit	$6,406	$728	$919	$1,134	9,187

Operating expenses:
Selling and marketing					6,434
Research and development					1,734
General and administrative					1,762
Depreciation and amortization					432

Total operating expenses					10,362

Operating loss					(1,175)
Interest income					12
Interest expense					(12)
Other income, net					35

Loss before income taxes					$(1,140)

	Three Months Ended June 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,293	$2,968	$2,547	$2,726	$18,534
Cost of revenues	656	2,781	1,474	448	5,359

Gross profit	$9,637	$187	$1,073	$2,278	13,175

Operating expenses:
Selling and marketing					8,036
Research and development					2,195
General and administrative					3,478
Depreciation and amortization					816

Total operating expenses					14,525

Operating loss					(1,350)
Interest income					374
Interest expense					(22)
Other income, net					57

Loss before income taxes					$(966)

	Six Months Ended June 30, 2006
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$13,156	$4,204	$3,438	$3,246	$24,044
Cost of revenues	1,024	2,978	2,190	579	6,771

Gross profit	$12,132	$1,226	$1,248	$2,667	17,273

Operating expenses:
Selling and marketing					11,542
Research and development					3,186
General and administrative					3,473
Depreciation and amortization					792

Total operating expenses					18,993

Operating loss					(1,720)
Interest income					38
Interest expense					(21)
Other income, net					69

Loss before income taxes					$(1,634)

	Six Months Ended June 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$20,381	$5,663	$5,091	$4,995	$36,130
Cost of revenues	1,401	5,538	2,808	870	10,617

Gross profit	$18,980	$125	$2,283	$4,125	25,513

Operating expenses:
Selling and marketing					16,728
Research and development					4,243
General and administrative					6,568
Depreciation and amortization					1,515

Total operating expenses					29,054

Operating loss					(3,451)
Interest income					732
Interest expense					(54)
Other income, net					91

Loss before income taxes					$(2,772)

Revenue, classified by the major geographic areas in which the Company operates, is as follows:

	Six Months Ended June 30,
	2006	2007
Revenues
U.S.	$17,932	$27,294
Europe	3,256	4,966
Asia	1,132	2,084
Other	1,724	1,786

	$24,044	$36,130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report.

Overview

We develop and provide the leading software for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies. We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. Between 2003 and 2007, after the release of our EnCase® Enterprise products and related services, our revenues were driven by the sales of both our EnCase® Forensic products and our EnCase® Enterprise products and related services.

We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the release of our Information Assurance and eDiscovery Suite in late 2005 and Information Assurance Suite in late 2006 has increased our average transaction size. We anticipate that sales of our EnCase® Enterprise products and related services, in particular our eDiscovery Suite and Information Assurance Suite, will comprise a substantial portion of our future revenues.

Sources of Revenues

Product Revenue

We generate product revenue principally from sales of our EnCase® Enterprise and EnCase® Forensic products. Substantially all of the EnCase® Enterprise and EnCase® Forensic license agreements that we have entered into are perpetual in license term. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of several years. In addition, we resell certain forensic hardware and our FastBloc® hardware.

Services and Maintenance Revenue

Services revenue is comprised of revenue from professional services and training. Professional services is comprised of consulting services and implementation services. Consulting services are typically billed on a per hour or per disk drive basis or are provided under fixed fee arrangements depending on the scope and size of each individual project. Implementation services are generally included with the purchase of a software license. Training services include a broad range of training course offerings on the general principals of computer forensics and how to conduct digital investigations and use our EnCase® software products. Training services can either be billed on a per person, per class basis, or on an annual subscription basis.

Maintenance services represent technical support services for our software solutions and include the right to unspecified product upgrades on a when-and-if available basis. Maintenance services are generally included in the sale of a perpetual license and typically are provided for a period of one year. Upon the expiration of our maintenance contracts, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. We also offer maintenance contract purchase and renewal options for up to a three-year period.

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of product revenue consists principally of compensation and related overhead expenses for employees engaged in the distribution of our products, and the cost of producing and shipping our software, including the cost of compact discs, packaging and freight, and our FastBloc® hardware. Cost of services and maintenance revenue consists of customer support costs, training expenses and professional services expenses, including compensation and related overhead expenses. In addition, the cost of outsourcing certain services work and our maintenance renewal service is included in cost of services. Cost of revenues in 2006 and 2007 also includes share-based compensation allocable to production and service personnel.

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

General and Administrative

General and administrative expense consists of compensation and related overhead expenses for personnel engaged in the accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional service fees, other corporate expenses and related overhead. General and administrative expenses in 2006 and 2007 also include share-based compensation allocable to general and administrative personnel.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer equipment.

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

Prior to January 1, 2006, we accounted for the stock options granted under our 2004 Equity Incentive Plan by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation expense is generally recorded only if the fair value of the underlying stock exceeded the exercise price on the date of grant. We adopted the disclosure-only requirement of the SFAS123 and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” These statements established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 and SFAS 148, we elected to continue to apply the intrinsic value-based method described above for stock options granted prior to January 1, 2006. Accordingly, no share-based compensation for stock options is recorded in the accompanying financial statements prior to January 1, 2006, as the fair-value of the underlying stock did not exceed the exercise price of the options at the dates of grant.

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

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Product revenue	54.0%	55.5%	54.7%	56.4%
Services and maintenance revenue	46.0	44.5	45.3	43.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	4.2	3.5	4.3	3.9
Cost of services and maintenance revenue	24.4	25.4	23.9	25.5

Total cost of revenues	28.6	28.9	28.2	29.4

Gross profit	71.4	71.1	71.8	70.6

Operating expenses:
Selling and marketing	50.0	43.4	48.0	46.3
Research and development	13.5	11.8	13.3	11.7
General and administrative	13.7	18.8	14.4	18.2
Depreciation and amortization	3.4	4.4	3.3	4.2

Total operating expenses	80.5	78.4	79.0	80.4

Operating loss	(9.1)	(7.3)	(7.2)	(9.8)

Other income and expense:
Interest income	0.1	2.0	0.2	2.0
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.3	0.3	0.3	0.3

Loss before income taxes	(8.9)	(5.1)	(6.8)	(7.7)

Income tax provision	0.0	0.1	0.0	0.1

Net loss	(8.9)%	(5.2)%	(6.8)%	(7.8)%

The following table sets forth share-based compensation expense recorded in each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Non-cash Share Based Compensation Data(1):
Cost of product revenue	$1	$23	$1	$46
Cost of services and maintenance revenue	26	167	37	331
Selling and marketing	56	420	76	663
Research and development	11	122	14	253
General and administrative	66	280	94	607

Total non-cash share based compensation	$160	$1,012	$222	$1,900

(1)	Non-cash share based compensation recorded in the three and six month periods ended June 30, 2006 and 2007 relates to stock options and restricted stock granted to employees measured under the fair value method. See Notes 6 and 7 to the condensed consolidated financial statements.

Comparison of Results for the Three Months Ended June 30, 2007 and 2006

Revenues

Revenues were $18.5 million for the three months ended June 30, 2007 compared to $12.9 million for the three months ended June 30, 2006, an increase of $5.6 million or 44.0%.

Product revenue was $10.3 million for the three months ended June 30, 2007 compared to $7.0 million for the three months ended June 30, 2006, an increase of $3.3 million or 48.0%. Revenues generated from EnCase® Enterprise increased to $7.4 million in three months ended June 30, 2007 from $3.6 million in three months ended June 30, 2006 and was the primary reason for the increase in our product revenues. We were able to generate these increases as a result of increased selling and marketing efforts, and a significant increase in head count of commissioned sales personnel in late 2006. The first two quarters of each fiscal year is typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Service revenue was $8.2 million for the three months ended June 30, 2007 compared to $5.9 million for the same period one year prior, an increase of $2.3 million, or 39.2%. Revenues generated by our professional services division increased $0.6 million due to increasing case work of our service professionals. Training revenues increased by $0.5 million as the result of increases in off-site training and the introduction of the annual training pass. The annual training pass allows for students to attend and unlimited number of training classes for a fixed annual fee. Furthermore, as our installed base continues to grow, the number of customers interested in training on our products also grows. This growth positively impacts revenues generated by training. Maintenance and other revenues increased from $1.5 million for the three month period ended June 30, 2006 to $2.7 million for the three month period ended June 30, 2007. This increase is due to the an overall increase in the customers who carry maintenance on our products during the three month period ended June 30, 2007 compared to the same period one year prior.

Cost of Revenues

Cost of revenues was $5.4 million for the three months ended June 30, 2007 compared to $3.7 million for the three months ended June 30, 2006, an increase of $1.7 million or 45.4%. Gross profit as a percentage of revenues decreased to 71.1% for the three months ended June 30, 2007 compared with 71.4% for the three months ended June 30, 2006.

Cost of product revenue was $0.7 million for the three months ended June 30, 2007 compared to $0.5 million for the three months ended June 30, 2006, an increase of $0.2 million or 40.0%. The increase in cost of product revenue was primarily due to increases in costs associated with shipping and exporting our products. These costs were higher for the three months ended June 30, 2007 because the number of shipments made to customers increased from the same period one year prior. Product gross margin was 93.6% and 92.1%, respectively, for the three months ended June 30, 2007 and 2006.

Cost of services and maintenance revenue was $4.7 million for the three months ended June 30, 2007 compared to $3.1 million for the three months ended June 30, 2006, an increase of $1.6 million or 49.8%. An increase in compensation expense of $0.7 million was the primary reason for the increase in cost of services. This increase is the result of an increase in the headcount in our professional services and training divisions. In addition, increases in corporate allocations for benefits and facilities of $0.4 million also contributed to the overall increase in cost of services. Increases in travel, entertainment, and other costs of services increased $0.2 million during the three months ended June 30, 2007 as compared to the same period one year prior. The costs associated with our third-party maintenance renewal vendor increased by approximately $0.2 as a result of increased maintenance bookings. Services and maintenance gross margin was 42.9% for the three months ended June 30, 2007 compared to 47.0% for the three months ended June 30, 2006. The decrease in services and maintenance gross margin was partially due to the hiring of new professional services personnel to meet the increase in demand for our services and increased share-based compensation of $0.1 million. In addition, the increase in costs of our third-party maintenance renewal vendor has the short-term impact of reducing our margins because the entire cost of the renewal is recorded in the period in which we receive the renewal, but the corresponding revenue is deferred over the maintenance period.

Selling and Marketing

Selling and marketing expenses increased to $8.0 million for the three months ended June 30, 2007 compared to $6.4 million for the three months ended June 30, 2006, an increase of $1.6 million or 24.9%. The increase was primarily attributable to an increase in selling and marketing compensation expense for marketing personnel and commissioned sales representatives of $2.6 million, including $0.4 million in share based compensation, partially offset by a decrease in travel and entertainment expense of $0.1 million. In addition, facilities costs and other overhead costs associated with selling and marketing activities increased by $0.2 million. General marketing promotions spending decreased $1.0 million due to reduction in public relations and event/trade show net costs. Selling and marketing head count increased from 90 to 130 at the respective period ends. Selling and marketing expenses as a percentage of revenue decreased to 43.4% for the three months ended June 30, 2007 from 50.0% for the three months ended June 30, 2006.

Research and Development

Research and development expenses increased to $2.2 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006, an increase of $0.5 million or 26.6%. Research and development compensation expense increased $0.2 million due to an increase in research and development personnel from 46 to 59 at the respective period ends. The increase in personnel is the result of our efforts to develop new product offerings, continue developing existing products and improve quality assurance. In addition, facilities costs and other overhead costs increased by $0.3 million. Research and development expenses as a percentage of revenue for the three months ended June 30, 2007 decreased to 11.8% compared to 13.5% for the three months ended June 30, 2006 as a result of increases in revenue exceeding increases in research and development.

General and Administrative

General and administrative expenses increased to $3.5 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006, an increase of $1.7 million or 97.4%. The increase was attributable to an increase in general and administrative compensation expense of $1.1 million due to increases in personnel. This increase includes $0.2 million of share-based compensation. Costs of insurance and business taxes and licenses increased $0.3 million during the three month period ended June 30, 2007 compared to the same period one year prior. Professional services related to tax, audit, and legal counsel also increased $0.1 million during the three month period ended June 30, 2007. General and administrative expenses as a percentage of revenue increased to 18.8% for the three months ended June 30, 2007 compared to 13.7% for the three months ended June 30, 2006 as the compliance costs of operating as a public company progress.

Depreciation and Amortization

Depreciation and amortization expense increased to $0.8 million for the three months ended June 30, 2007 compared to $0.4 million for the three months ended June 30, 2006, an increase of $0.4 million, or 88.9%. The primary reason for the increase in depreciation and amortization expense is new offices that were opened in the United States and the United Kingdom during 2006. We have invested in leasehold improvements, networks and phone equipment to allow these remote offices to safely access our corporate network. Depreciation and amortization expense as a percentage of revenue increased to 4.4% for the three months ended June 30, 2007 compared to 3.4% for the three months ended June 30, 2006.

Interest Income and Interest Expense

Interest income increased to $0.4 million for the three months ended June 30, 2007 with no comparable amount for the three months ended June 30, 2006. The increase in interest income is due to the proceeds received from the initial public offering in December 2006.

Income Tax Provision

There was no significant change in the income tax provision during the three months ended June 30, 2007 as compared to the same period one year prior.

Comparison of Results for the Six Months Ended June 30, 2007 and 2006

Revenues

Revenues were $36.1 million for the six months ended June 30, 2007 compared to $24.0 million for the six months ended June 30, 2006, an increase of $12.1 million or 50.3%.

Product revenue was $20.4 million for the six months ended June 30, 2007 compared to $13.2 million for the six months ended June 30, 2006, an increase of $7.2 million or 54.9%. Revenues generated from EnCase® Enterprise and related Enterprise Suites increased to $14.8 million in six months ended June 30, 2007 from $6.9 million in six months ended June 30, 2006 and was the primary reason for the increase in our product revenues. These increases resulted from increased selling and marketing efforts and a significant increase in head count of commissioned sales personnel in 2006.

Service revenue was $15.8 million for the six months ended June 30, 2007 compared to $10.9 million for the same period one year prior, an increase of $4.9 million, or 44.6%. Revenues generated by our professional services division increased $1.4 million due to increasing case work of our professionals. Training revenues increased by $1.6 million as we have opened additional training facilities. Furthermore, as our installed base continues to grow, the number of customers requiring training on our products also grows. This growth positively impacts revenues generated by training. Maintenance and other revenues increased from $3.2 million for the six month period ended June 30, 2006 to $5.0 million for the six month period ended June 30, 2007. This increase is due to the an overall increase in the customers who carry maintenance on our products during the six month period ended June 30, 2007 compared to the same period one year prior.

Cost of Revenues

Cost of revenues was $10.6 million for the six months ended June 30, 2007 compared to $6.8 million for the six months ended June 30, 2006, an increase of $3.8 million or 56.8%. Gross profit as a percentage of revenues decreased to 70.6% for the six months ended June 30, 2007 compared with 71.8% for the six months ended June 30, 2006.

Cost of product revenue was $1.4 million for the six months ended June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006, an increase of $0.4 million or 36.8%. The increase in cost of product revenue was primarily due to increases in costs associated with shipping and exporting our products. These costs were higher for the six months ended June 30, 2007 because the number of shipments made to customers increased from the same period one year prior. Product gross margin was 93.1% and 92.2%, respectively, for the six months ended June 30, 2007 and 2006.

Cost of services and maintenance revenue was $9.2 million for the six months ended June 30, 2007 compared to $5.7 million for the six months ended June 30, 2006, an increase of $3.5 million or 60.4%. Compensation expense increased $1.7 million and travel related expenses increased $0.5 million. In addition, corporate allocations for benefits and facilities costs increased by $0.8 million. The costs associated with our third-party maintenance renewal vendor increased by approximately $0.3 million as a result of increased maintenance bookings. Services and maintenance gross margin was 41.5% for the six months ended June 30, 2007 compared to 47.2% for the six months ended June 30, 2006. The decrease in services and maintenance gross margin was due to the hiring of new professional services personnel during late 2006 to meet the increased demand for our services. In addition, the increase in costs of our third-party maintenance renewal vendor has the short-term impact of reducing our margins as the entire cost of the renewal is recorded in the period in which we receive the renewal, but the corresponding revenue is deferred over the maintenance period.

Selling and Marketing

Selling and marketing expenses increased to $16.7 million for the six months ended June 30, 2007 compared to $11.5 million for the six months ended June 30, 2006, an increase of $5.2 million or 44.9%. The increase was primarily attributable to an increase in selling and marketing compensation expense for marketing personnel and commissioned sales representatives of $5.1 million, which includes $0.6 million in share-based compensation. Overhead allocations associated with new facilities and employee benefits increased by $0.9 million. General marketing promotions spending decreased $0.8 million due to reduction in event and trade show activity and an increase in proceeds generated from our annual user conference. Selling and marketing head count increased from 90 to 130 at the respective period ends. Selling and marketing expenses as a percentage of revenue decreased to 46.3% for the six months ended June 30, 2007 from 48.0% for the six months ended June 30, 2006.

Research and Development

Research and development expenses increased to $4.2 million for the six months ended June 30, 2007 compared to $3.2 million for the six months ended June 30, 2006, an increase of $1.0 million or 33.2%. Research and development compensation expense increased $0.4 million due to an increase in research and development personnel from 46 to 59 at the respective period ends. The increase in personnel is the result of our efforts to develop new product offerings, continue developing existing products and improve quality assurance. In addition, facilities, equipment and overhead costs increased by $0.8 million. Research and development expenses as a percentage of revenue for the six months ended June 30, 2007 decreased to 11.7% compared to 13.3% for the six months ended June 30, 2006 as a result of increases in revenue exceeding increases in research and development expenses.

General and Administrative

General and administrative expenses increased to $6.6 million for the six months ended June 30, 2007 compared to $3.5 million for the six months ended June 30, 2006, an increase of $3.1 million or 89.1%. The increase was attributable to an increase in general and administrative compensation expense of $2.0 million due to increases in personnel. Expenses related to professional services increased $0.8 million. This increase is due to our successful initial public offering, and the need for ongoing professional expertise associated with tax compliance, audit, legal, and consultation for our implementation of Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of revenue increased to 18.2% for the six months ended June 30, 2007 compared to 14.4% for the six months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased to $1.5 million for the six months ended June 30, 2007 compared to $0.8 million for the six months ended June 30, 2006, an increase of $.7 million, or 91.3%. The primary reason for the increase in depreciation and amortization expense is the opening of new offices within the United States and abroad. In addition, we have invested in leasehold improvements, networks and phone equipment to allow these remote offices to safely access our corporate network. Depreciation and amortization expense as a percentage of revenue increased to 4.2% for the six months ended June 30, 2007 compared to 3.3% for the six months ended June 30, 2006.

Interest Income and Interest Expense

Interest income increased to $0.7 million for the six months ended June 30, 2007 with no comparable amount for the six months ended June 30, 2006. The increase in interest income is due to the proceeds received from the initial public offering in December 2006.

Income Tax Provision

There was no significant change in the income tax provision during the six months ended June 30, 2007 as compared to the same period one year prior.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of June 30, 2007, we had $7.1 million in cash and cash equivalents. In addition, we had $24.7 million in short term marketable debt securities.

We derive cash from operations primarily from cash collected upon the sale of our products and related services. Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2007 compared with net cash used in operations of $0.4 million in the six months ended June 30, 2006. The increase in cash provided by operations principally reflects an increase in cash collected from customers due to increased sales of existing products as well as new offerings, including the release of EnCase® Forensic Version 6 late in December 2006. Seasonally, the first and fourth quarters of our fiscal year are our strongest quarters for cash collections, which is a function of our revenue seasonality. Furthermore, during the six-month period ended June 30, 2006, cash used in operations was primarily due to an overall increase in cash payments for employee compensation and increases in prepaid assets, inventory, and other current assets.

Net cash used in investing activities was $4.6 million and $1.6 million in the six months ended June 30, 2007 and 2006, respectively. The increase in net cash used in investing activities is primarily due to capital expenditures of approximately $4.6 million for the purchase of new computer equipment and the construction and build-out of new office facilities in Pasadena, CA, New York, NY, and Rosemont, IL, compared with $1.6 million in capital expenditures during the same period one year prior. During the six month period ended June 30, 2007, $49.4 million of United States Treasury Bills (“T-Bills”) matured and were re-invested in new short-term Government Securities.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2007 compared with net cash used in financing activities of $1.6 million for the six months ended June 30, 2006. The decrease in cash provided by financing activities was due to proceeds from the exercise of stock options in the amount of $2.3 million during the six month period ended June 30, 2007 compared to $0.8 million for the six months ended June 30, 2006. In addition, we made a cash distribution to the shareholders to cover S corporation taxable earnings in the amount of $1.7 million during the six month period ended June 30, 2006 for which no corresponding payment was made in the current year. During the six months ended June 30, 2006, the Company paid $0.4 million in cash for expenses related to our initial public offering. For the six months ended June 30, 2007, the Company paid $0.2 million in cash for expenses related to our initial public offering. In each of the periods, the Company made payments to fund capital lease obligations.

We maintain a $3.0 million line of credit with a bank. This line of credit terminates on October 31, 2007. At June 30, 2007, there were no amounts outstanding against this line. This line requires we maintain certain financial covenants. On May 1, 2007, we entered into a sixth amendment to our credit facility which removed the financial ratios and earnings requirements. The amendment requires the Company to maintain cash, cash equivalents, and marketable securities of not less than $10 million, and not allow a cumulative net loss (excluding non-cash shareholder compensation) in excess of $4.0 million during any one fiscal year. At June 30, 2007, we were in compliance with the covenants associated with the revolving line of credit.

Contractual Obligations

At June 30, 2007, our outstanding contractual cash commitments were limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2006 were approximately $22.6 million, of which $3.8 million was due during fiscal year 2007. We entered into new office leases during the six month period ended June 30, 2007 which increased our total contractual cash commitments by $3.7 million. Furthermore, these additional leases increased the amount of cash payments due within fiscal year 2007 by $0.4 million.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As of adoption, the total amount of tax positions that we have determined to be uncertain was $0.1 million. The timing of payments for this obligation will depend on the progress of examinations, if any, with the taxing authorities. We do not expect a significant tax payment related to these obligations within the next year. The liability as of June 30, 2007 was not materially different from the liability at the date of adoption.

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, investments, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

EnCase® Forensic Edition Solutions. Prior to 2005, the entire arrangement fee from governmental agencies and corporate customers was recognized as revenue ratably over the longer of the contractual maintenance period (12 months) or the implied maintenance period (approximately 12-25 months) because VSOE of fair value of the maintenance element did not exist. Beginning in early 2005, based on substantive renewal provisions, we established VSOE of the fair value of the maintenance element for solutions sold to corporate customers. Accordingly, beginning with the release of EnCase® Forensic Edition Version 5, revenue from corporate customers, exclusive of amounts allocated to maintenance, for which we have VSOE of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met. We allocate EnCase® Forensic Edition revenue to government customers, which continues to be recognized ratably, between product and services and maintenance based on our estimated fair value of the services and maintenance portion of the EnCase® Forensic Edition revenue.

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

•

Neutrino. The Neutrino mobile device forensics product is a subscription arrangement which entitles the customer to receive unspecified future hardware and software products and post-contract support for a period of one year. Revenue generated from these arrangements are recognized ratably over the contractual period of one year.

•

Hardware. Revenue associated with the sale of FastBloc® hardware and other hardware is recognized upon shipment to the customer, provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

Services and Maintenance Revenue. Services and maintenance revenue consists of professional services, training, and maintenance. Revenue from these services is recognized as the services are provided.

Revenue related to technical support and software updates on a when-and-if available basis, which we refer to as maintenance revenue, is also included in services and maintenance revenue. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the maintenance agreement. We consider substantive maintenance provisions to be provisions in which the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee, is comparable to the normal pricing for maintenance only renewals.

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

Commitments and Contingencies

We periodically evaluate pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency, if material, and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Allowances for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is established through a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Uncertain Tax Positions

The Company adopted the provisions of FIN 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $130,000 resulting from unrecognized net tax benefits. The liability for uncertain tax positions is carried in accrued expenses in the consolidated condensed statement of financial position as of June 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, amounts previously recorded as liabilities would reduce the Company’s effective tax rate. During the three month period ended June 30, 2007, there were no material changes to the liability for uncertain tax positions. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were operating effectively.

Changes in our internal controls

During the six months ended June 30, 2007, we made material changes in our internal controls as described below:

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

For the period ended June 30, 2007, management was not required to and did not perform an evaluation of our internal controls over financial reporting.

PART II. OTHER INFORMATION

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach discussed in “Risk Factors—Computer hackers may damage our products, services and systems, which could cause interruptions in our service and harm to our business, and hackers could gain access to our customers’ personal information which could result in the loss of existing clients, negative publicity and legal liability.” On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. On April 9, 2007, the Company received formal notice and service of the degree, which effectively ends the inquiry.

Item 1A.	Risk Factors

Except for the risk factors presented below, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 20, 2007.

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

We may implement a new enterprise resource program to replace our existing internal software solutions. If we fail to maintain adequate controls over the implementation and roll-out of this new system, we may be unable to obtain accurate financial information in a timely basis in order to meet our public filing deadlines or have periods in which we are unable to ship product due to system issues . This could result in decreased revenues or a lack of confidence with our existing investors and would adversely affect the value of our stock.

The Company may be approaching a point in it’s life-cycle in which an entity-wide enterprise resource program is needed to streamline and migrate the disparate databases into a single, integrated software solution. Our future growth depends upon our ability to efficiently and effectively implement a new IT system to allow the Company to scale the business model and grow the number, and dollar value, of our transactions without the addition of a significant number of additional personnel. In execution of this new enterprise solution, we will monitor and test the output of transactional data to ensure the results are consistent with our existing business model. In addition, we will monitor and test standing data files and transactional data that is migrated to the new system to ensure the new system is accurate and free from material defect. If we fail to maintain inadequate control of this process, we may be unable to process the necessary accounting data in a timeframe necessary to meet the public filing deadline requirements. Failure to meet public filing deadline requirements may result in an overall lack of confidence by investors and our stock value may be adversely affected. Furthermore, if we fail to maintain control over operation data and transactions, we may be unable to process and ship orders in a timely basis, resulting in an unexpected reduction of revenues.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect our business, financial condition and results of operations. Among the factors that could adversely affect our business, financial condition or results of operations are:

•	changes in fiscal policies or decreases in available government funding, including the impact of Continuing Resolutions;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues, computer crimes, discovery of computer files and digital investigations;

•	potential delays or changes in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices.

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

In November 2006, in conjunction with the audit of our financial statements for the nine months ended September 30, 2006, our independent registered public accounting firm reported to our audit committee a “material weakness” in our internal controls of financial reporting. More specifically, we did not have adequate controls and procedures to assure proper accounts payable accruals for services rendered and billed but not yet paid, and, as a result, we recorded post-closing adjustments to our books and records and financial statements for the nine months ended September 30, 2006. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In 2006, we began our remediation efforts and we believe our actions in this regard have strengthened our internal controls over financial reporting. As of June 30, 2007, we believe we have successfully remediated the weakness over financial reporting identified by our auditors.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. On April 9, 2007, the Company received formal notice and service of the decree, effectively ending the inquiry.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On May 2, 2007, we held our annual stockholders’ meeting, at which our stockholders (i) elected seven directors to hold office until the next annual election of directors and (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007. The vote on such matters was as follows:

I. Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Shawn McCreight	20,323,474	37,932
John Patzakis	20,323,274	38,132
John Colbert	20,320,849	40,557
Dale Fuller	20,347,464	13,942
Kathleen O’Neil	20,345,114	16,292
George Tenet	20,345,539	15,867
Lynn Turner	20,347,914	13,492

II. Ratification of Appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain
20,355,677	1,277	4,452

Item 6.	Exhibits

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

By:	/s/ Frank J. Sansone
Frank J. Sansone Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2007