Form 10-Q
period 2007-09-30
Guidance Software, Inc.
filed 2007-11-14
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33197

GUIDANCE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4661210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 North Marengo Avenue Pasadena, California 91101	(626) 229-9191
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 1, 2007, there were 22,911,400 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,041	$35,128
Investments in marketable debt securities	24,694	—
Trade receivables, net of allowance for doubtful accounts of $442 and $330, respectively	17,513	20,052
Prepaid expenses, inventory and other current assets	2,064	3,165

Total current assets	52,312	58,345
Property and equipment, net	6,526	11,607
Other assets	507	616

Total assets	$59,345	$70,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,494	$4,361
Accrued expenses	3,974	5,587
Capital lease obligations	942	657
Deferred revenues	18,123	24,185

Total current liabilities	28,533	34,790

Long-term liabilities:
Rent incentives	1,537	2,891
Capital lease obligations	488	285
Deferred revenues	2,098	2,445

Total long-term liabilities	4,123	5,621

Commitments and Contingencies (Notes 5 and 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,167,000 and 22,869,000 shares issued and outstanding, respectively	22	23
Additional paid-in capital	36,330	43,094
Accumulated other comprehensive loss	(17)	—
Accumulated deficit	(9,646)	(12,960)

Total stockholders’ equity	26,689	30,157

Total liabilities and stockholders’ equity	$59,345	$70,568

See Notes to Condensed Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Product revenue	$9,207	$11,616	$22,363	$31,997
Services and maintenance revenue	5,588	8,661	16,476	24,410

Total revenues	14,795	20,277	38,839	56,407

Cost of revenues(1):
Cost of product revenue	599	653	1,623	2,054
Cost of services and maintenance revenue	3,462	4,584	9,209	13,800

Total cost of revenues	4,061	5,237	10,832	15,854

Gross profit	10,734	15,040	28,007	40,553

Operating expenses(1):
Selling and marketing	6,683	7,863	18,225	24,591
Research and development	2,062	2,294	5,248	6,537
General and administrative	2,062	3,681	5,535	10,249
Depreciation and amortization	489	909	1,281	2,424

Total operating expenses	11,296	14,747	30,289	43,801

Operating (loss) income	(562)	293	(2,282)	(3,248)
Other income and expense:
Interest income	9	354	47	1,086
Interest expense	(27)	(30)	(48)	(84)
Other income, net	44	4	113	95

(Loss) income before income taxes	(536)	621	(2,170)	(2,151)
Income tax provision	—	983	22	1,033

Net loss	$(536)	$(362)	$(2,192)	$(3,184)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.11)	$(0.14)
Diluted	$(0.03)	$(0.02)	$(0.11)	$(0.14)
Weighted average number of shares used in per share calculation:
Basic	18,789	22,745	19,525	22,485
Diluted	18,789	22,745	19,525	22,485

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the amount of Share-Based Compensation included in the Condensed Consolidated Statements of Operations.

See Notes to Condensed Consolidated Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Cash flows from operating activities:
Net loss	$(536)	$(362)	$(2,192)	$(3,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	488	909	1,280	2,424
Provision for doubtful accounts	254	206	366	220
Share-based compensation	360	990	582	2,890
Excess tax benefit from share-based compensation	—	(953)	—	(953)
Loss on disposal of assets	33	—	33	122
Changes in operating assets and liabilities:
Trade receivables	(7,025)	(2,268)	(6,298)	(2,759)
Prepaid expenses, inventory and other assets	(225)	(22)	(702)	(39)
Accounts payable	946	(820)	2,571	(2,741)
Accrued expenses	782	1,548	(156)	2,619
Deferred revenue	2,824	3,657	2,032	6,409

Net cash (used in) provided by operating activities	(2,099)	2,885	(2,484)	5,008

Cash flows from investing activities:
Purchase of marketable debt securities	—	—	—	(49,386)
Sale of marketable debt securities	—	24,693	—	74,097
Purchase of property and equipment	(752)	(1,157)	(2,315)	(5,781)

Net cash (used in) provided by investing activities	(752)	23,536	(2,315)	18,930

Cash flows from financing activities:
Proceeds from the exercise of stock options	396	858	1,166	3,163
Excess tax benefit from share-based compensation	—	953	—	953
Principal payments of capital lease obligations	(180)	(210)	(451)	(726)
Distributions to stockholders	—	—	(1,710)	—
Cash paid for offering expenses	(742)	—	(1,101)	(241)
Proceeds from term loan	900	—	900	—

Net cash provided by (used in) financing activities	374	1,601	(1,196)	3,149

Net (decrease) increase in cash and cash equivalents	(2,477)	28,022	(5,995)	27,087
Cash and cash equivalents, beginning of period	4,038	7,106	7,556	8,041

Cash and cash equivalents, end of period	$1,561	$35,128	$1,561	$35,128

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$17	$17	$48	$60
Income taxes	$—	$—	$22	$18
Non-cash activities:
Capital lease obligations incurred to acquire assets	$346	$73	$780	$238
Purchase of equipment included in accounts payable	$—	$903	$172	$1,608
Accrued offering costs included in accounts payable	$678	$—	$1,401	$—
Rent incentives	$—	$625	$—	$1,171
Recognition of uncertain tax liabilities	$—	$—	$—	$130

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2007 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006 are unaudited. The condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2006 were audited in preparation for the Company’s initial public offering in December 2006. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2007, and its results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the December 31, 2006 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. The Company restricts investments in cash and cash equivalents to government or federal agency securities and obligations of corporations or financial institutions with high credit standing. The majority of the Company’s cash deposits were held at financial institutions located in California. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. At December 31, 2006, all of the Company’s marketable debt securities were obligations of the U.S. Government. At September 30, 2007, all of the Company’s cash and cash equivalents consisted of federal agency and corporate obligations and deposits with financial institutions. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

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

Note 2. Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per share is generally calculated giving effect to the net shares that would be issued upon the potential exercise of all dilutive stock options during each period; however, during periods in which the Company reports a net loss, the basic and diluted loss per share are equivalent because the effect of stock options would be anti-dilutive. The following is a reconciliation of the numerators and denominators of the income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net loss	$(536)	$(362)	$(2,192)	$(3,184)

Denominator:
Basic weighted average shares outstanding	18,789	22,745	19,525	22,485
Effect of dilutive stock options	—	—	—	—

Diluted weighted average shares outstanding	18,789	22,745	19,525	22,485

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.11)	$(0.14)

Diluted	$(0.03)	$(0.02)	$(0.11)	$(0.14)

Anti-dilutive options	1,947	755	1,120	1,106

Note 3. Deferred Revenues

The following table summarizes the change in the Company’s deferred revenues during the nine month period ended September 30, 2007 (in thousands):

	Deferred Product Revenue	Deferred Services & Maintenance Revenue	Total Deferred Revenue
Balance as of December 31, 2006	$9,322	$10,899	$20,221
Amounts billed and deferred	13,434	22,549	35,983
Previously deferred amounts recognized as revenue	(10,025)	(19,549)	(29,574)

Balance as of September 30, 2007	$12,731	$13,899	$26,630

Note 4. Debt Obligations

On January 10, 2007, the Company entered into a fifth amendment to its revolving line of credit lowering the interest rate from Prime Rate minus 0.25% to Prime Rate minus 0.75% and removing the financial covenant limiting the Company’s capital expenditures. On May 1, 2007, the Company entered into a sixth amendment of its revolving line of credit removing certain financial covenants associated with select financial ratios and earnings requirements. The amendment requires the Company to maintain cash, cash equivalents, and marketable securities of not less than $10 million, and not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year. As of September 30, 2007, the Company was in compliance with all of its covenants associated with the revolving line of credit.

Note 5. Leases

The Company leases certain of its operating facilities under non-cancelable operating leases extending through 2015. The Company also leases certain equipment under capital leases extending through 2015. The present value of the remaining future minimum lease payments is recorded as capital lease obligations in the consolidated balance sheet. The Company also subleases certain of its facilities to unrelated third parties under non-cancellable operating leases. The Company entered into new office leases during the nine month period ended September 30, 2007 which increased the total contractual cash commitment by $6.4 million. The following is a schedule of future minimum lease payments under capital leases, operating leases and future non-cancelable sublease income:

Years Ending December 31, (in thousands)	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Non-Cancellable Sublease Income	Net Future Minimum Lease Payments
	(in thousands)
2007 (3 months)	$207	$1,493	$(34)	$1,666
2008	629	4,096	(141)	4,584
2009	131	3,992	(110)	4,013
2010	31	3,951	—	3,982
2011	5	4,058	—	4,063
Thereafter	18	7,834	—	7,852

Total	1,021	$25,424	$(285)	$26,160

Less amounts representing interest (5.75% - 16.35%)	(79)

	$942

Note 6. Stock Option Plan

In 2004, the Company’s Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and restricted stock. The Plan was amended in 2005 to increase to 3,977,000 the number of shares available for issuance. On May 3, 2006, the Company’s Board of Directors and its stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, an additional 828,000 shares on January 1, 2007, an additional 828,000 shares on January 1, 2008 and an additional 828,000 shares on

January 1, 2009. Employees, directors, and consultants are eligible under the Plan. The Company’s Board of Directors, which determines the terms and conditions of each grant, administers the Plan. The options granted under the Plan generally vest 25% annually over a four-year period and typically must be exercised within 10 years from the date of grant. The Company’s Board of Directors determines the eligibility, vesting schedules and exercise prices (generally fair market value on the date of grant) for stock options.

A summary of the Company’s stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding, December 31, 2006	3,904,000	$6.26	$4.54 - $11.90
Granted	848,000	$12.05	$11.45 - $12.94
Exercised	(662,000)	$4.78	$4.54 - $11.90
Canceled or forfeited	(394,000)	$7.98	$4.54 - $12.94

Outstanding, September 30, 2007	3,696,000	$7.68	$4.54 - $12.94

A summary of the status of the Company’s unvested shares as of September 30, 2007, and the changes during the nine months ended September 30, 2007 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options as of December 31, 2006(1)	2,979,000	—
Granted	848,000	$8.07
Vested(1)	(1,013,000)	—
Forfeited(1)	(394,000)	—

Unvested options as of September 30, 2007(1)	2,420,000	—

(1)	During the year ended December 31, 2005, the Company used the minimum-value method afforded by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” for disclosure purposes. Accordingly, fair value information is not available.

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$4.54	1,497,000	7.06	$4.54	$12,171,000	902,000	7.06	$4.54	$7,333,000
$5.34	173,000	7.62	5.34	1,268,000	87,000	7.62	5.34	638,000
$6.17	119,000	7.90	6.17	774,000	59,000	7.90	6.17	384,000
$6.32	30,000	8.13	6.32	191,000	7,000	8.13	6.32	44,000
$6.37	363,000	8.40	6.37	2,287,000	91,000	8.40	6.37	573,000
$7.64	32,000	8.59	7.64	161,000	8,000	8.59	7.64	40,000
$10.75	489,000	8.83	10.75	939,000	122,000	8.83	10.75	234,000
$11.45	477,000	9.84	11.45	582,000	—	—	—	—
$11.90	200,000	9.11	11.90	154,000	—	—	—	—
$12.84	23,000	9.59	12.84	—	—	—	—	—
$12.87	83,000	9.60	12.87	—	—	—	—	—
$12.94	210,000	9.41	12.94	—	—	—	—	—

	3,696,000	8.17	$7.68	$18,527,000	1,276,000	7.41	$5.42	$9,246,000

	Options Expected to Vest
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$4.54	522,000	7.06	$4.54	$4,242,000
$5.34	75,000	7.62	5.34	553,000
$6.17	53,000	7.90	6.17	342,000
$6.32	20,000	8.13	6.32	128,000
$6.37	239,000	8.40	6.37	1,503,000
$7.64	21,000	8.59	7.64	106,000
$10.75	322,000	8.83	10.75	618,000
$11.45	418,000	9.84	11.45	510,000
$11.90	175,000	9.11	11.90	135,000
$12.84	20,000	9.59	12.84	—
$12.87	73,000	9.60	12.87	—
$12.94	184,000	9.41	12.94	—

	2,122,000	8.58	$8.87	$8,137,000

The Company defines in-the-money options at September 30, 2007 as options that had exercise prices that were lower than the $12.67 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 3,380,000 shares that were in-the-money at that date. There were 1,276,000 in-the-money options exercisable at September 30, 2007. The total intrinsic value of the options exercised during the nine months ended September 30, 2007 was $5,150,000, determined as of the date of exercise. During the nine months ended September 30, 2007, the Company recorded share-based compensation of $2,890,000 related to stock options. No income tax benefits were recorded as a result of this compensation expense (Note 8).

A total of 1,172,000 options remain available for grant under the Company’s Plan at September 30, 2007.

In February 2007, the Company granted approximately 40,000 restricted shares to certain executives and employees under the Plan which vested in May 2007. It is the Company’s policy to record compensation expense for restricted share grants, based on the fair market value of the awards, upon vesting. Accordingly, the Company recorded $271,000 and $264,000 of share-based compensation related to the restricted share grant during the three month periods ended March 31, 2007 and June 30, 2007, respectively.

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

Note 7. Share-Based Compensation

Prior to January 1, 2006, the Company accounted for the stock options granted under the Plan by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, compensation expense is generally recorded over the vesting period only if the fair value of the underlying stock exceeded the exercise price on the grant date. The Company adopted the disclosure-only requirements of SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” These statements established accounting and disclosure requirements using a fair value-based method of accounting for share-based employee compensation plans. As allowed by SFAS 123 and SFAS 148, the Company elected to continue to apply the intrinsic value-based method described above. Accordingly, no share-based compensation for stock options is recorded in the accompanying financial statements prior to January 1, 2006, as the fair-value of the underlying stock did not exceed the exercise price of the options at the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”) “Share-Based Payment.” Prior to the adoption of SFAS 123R, the Company used the minimum-value method afforded by SFAS 123 for disclosure purposes; therefore, as prescribed by SFAS 123R, the Company adopted SFAS 123R using the prospective transition method.

Accordingly, prior period amounts have not been restated. Under this transition method, compensation cost subsequent to January 1, 2006 includes the portion related to options vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date intrinsic value of the option estimated in accordance with the provisions of APB 25 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. However, as described above, no share-based compensation was recorded related to options granted prior to January 1, 2006, as the fair-value of the underlying stock did not exceed the exercise price of the options at the date of grant.

The fair values of each award granted under the Plan during the three and nine months ended September 30, 2006 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Risk-free interest rate	4.54%	4.60%	4.54%	4.57%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	73.5%	70.4%	73.5%	69.8%

In March 2005, the SEC issued Staff Accounting Bulletin Topic No. 107 (“SAB 107”), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the equally weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”) and the historical volatility of the common stock of Similar Companies, consistent with the requirements of SFAS 123R and SAB 107. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company amortizes share-based compensation on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. The expected term of stock option awards granted was calculated using the “simplified method” as defined by SAB 107 as the Company lacks historical data and is unable to make reasonable expectations regarding the future. The weighted average estimated grant date fair value for options granted under the Company’s stock option plan for the three and nine months ended September 30, 2006 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Weighted average fair value	$7.43	$7.72	$6.33	$8.07

As of September 30, 2007, there was $9.9 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 3.31 years.

Note 8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with the standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to accumulated deficit. The liability for uncertain tax positions is recorded in other liabilities in the condensed consolidated balance sheet as of September 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, amounts previously recorded as liabilities would reduce the Company’s income tax provision in the period the tax position is sustained. The Company does not expect there to be any material changes to the estimated amount of liability associated with its uncertain tax positions over the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between the Company’s uncertain tax positions under FIN 48 and the amount deducted or expected to be deducted in the Company’s tax returns. As of September 30, 2007, amounts accrued for interest and penalties were insignificant.

During the nine month period ended September 30, 2007, there were no material changes to the liability for uncertain tax positions.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of September 30, 2007, the Company has provided a valuation allowance to reduce net deferred tax assets to zero.

The Company recognizes income tax expense as prescribed by FASB Statement 109, Accounting for Income Taxes, and related interpretations including FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods” (FIN 18). The Company recorded an income tax provision of $983,000 during the quarter ended September 30, 2007 reflecting a change in estimate of income tax payable for 2007, from the quarter ended June 30, 2007. Although the Company uses its best estimate for the purposes of calculating the annual effective tax rate as prescribed by FIN 18, unanticipated changes in Company revenues or expenses could significantly impact the estimate.

Note 9. Contingencies

Federal Trade Commission Inquiry

In early January 2006, the Federal Trade Commission (“FTC”) commenced an inquiry into a network security breach at the Company, related to which the Company recorded an accrual of $500,000 for the year ended December 31, 2005. On September 20, 2006, we executed a consent decree proposed by the FTC that requires, among other activities, that we provide biennial third-party assessments of our information technology security for a period of 10 years. As of September 30, 2007, an immaterial amount remains accrued.

In addition, several customers who were notified of the security breach have sought compensation, which in each case has been satisfied by payment of amounts that are not material to the Company, and one customer has commenced litigation, which was dismissed by a federal court and subsequently settled with the customer for an insignificant amount. Additionally, we paid an insignificant amount in fines to credit card processing companies through September 30, 2007.

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

Note 10. Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on the Company’s internal organization and reporting of revenue and other performance measures. The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company has four operating segments. The types of products and services provided by each segment are summarized below:

•	Products segment—includes EnCase® Enterprise Software, EnCase® Forensic Software, Premium License Support Program, and hardware sales.

•	Professional services segment—is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment—is our division that provides training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment—Maintenance related revenue and costs.

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

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by each operating segment:

	Three Months Ended September 30, 2006
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$9,207	$1,998	$1,578	$2,012	$14,795
Cost of revenues	599	1,858	1,236	368	4,061

Gross profit	$8,608	$140	$342	$1,644	10,734

Operating expenses:
Selling and marketing					6,683
Research and development					2,062
General and administrative					2,062
Depreciation and amortization					489

Total operating expenses					11,296

Operating loss					(562)
Interest income					9
Interest expense					(27)
Other income, net					44

Loss before income taxes					$(536)

	Three Months Ended September 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$11,616	$2,629	$2,156	$3,876	$20,277
Cost of revenues	653	2,758	1,308	518	5,237

Gross profit	$10,963	$(129)	$848	$3,358	15,040

Operating expenses:
Selling and marketing					7,863
Research and development					2,294
General and administrative					3,681
Depreciation and amortization					909

Total operating expenses					14,747

Operating income					293
Interest income					354
Interest expense					(30)
Other income, net					4

Income before income taxes					$621

	Nine Months Ended September 30, 2006
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$22,363	$6,202	$5,016	$5,258	$38,839
Cost of revenues	1,623	4,836	3,426	947	10,832

Gross profit	$20,740	$1,366	$1,590	$4,311	28,007

Operating expenses:
Selling and marketing					18,225
Research and development					5,248
General and administrative					5,535
Depreciation and amortization					1,281

Total operating expenses					30,289

Operating loss					(2,282)
Interest income					47
Interest expense					(48)
Other income, net					113

Loss before income taxes					$(2,170)

	Nine Months Ended September 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$31,997	$8,292	$6,293	$9,825	$56,407
Cost of revenues	2,054	8,296	4,116	1,388	15,854

Gross profit	$29,943	$(4)	$2,177	$8,437	40,553

Operating expenses:
Selling and marketing					24,591
Research and development					6,537
General and administrative					10,249
Depreciation and amortization					2,424

Total operating expenses					43,801

Operating loss					(3,248)
Interest income					1,086
Interest expense					(84)
Other income, net					95

Loss before income taxes					$(2,151)

Revenue, classified by the major geographic areas in which the Company operates, is as follows (in thousands):

	Nine Months Ended September 30,
	2006	2007
Revenues
U.S.	$30,513	$43,755
Europe	4,479	6,640
Asia	1,672	3,281
Other	2,175	2,731

	$38,839	$56,407

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,”in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Risk Factors” and in other parts of this Quarterly Report.

Overview

We develop and provide the leading software for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies. We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. With the release of our EnCase® Enterprise products and related services, our revenues were driven by the sales of both our EnCase® Forensic products and our EnCase® Enterprise products and related services.

We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our eDiscovery Suite in late 2005 and Information Assurance Suite in late 2006 have increased our average transaction size. We anticipate that sales of our EnCase® Enterprise products and related services, in particular our eDiscovery Suite and Information Assurance Suite, will comprise a substantial portion of our future revenues.

Sources of Revenues

Product Revenue

We generate product revenue principally from sales of our EnCase® Enterprise and EnCase® Forensic products. A substantial portion of the EnCase® Enterprise and EnCase® Forensic license agreements that we enter into are perpetual in license term. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of several years. In addition, we resell certain forensic hardware and our FastBloc® hardware.

Services and Maintenance Revenue

Services revenue is comprised of revenue from professional services and training. Professional services is comprised of consulting services and implementation services. Consulting services are typically billed on a per hour or per disk drive basis or are provided under fixed fee arrangements depending on the scope and size of each individual project. Implementation services are generally included with the purchase of a software license. Training services include a broad range of training course offerings on the general principles of computer forensics and how to conduct digital investigations and use our EnCase® software products. Training services can either be billed on a per person, per class basis, or on an annual subscription basis.

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

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of product revenue consists principally of compensation and related overhead expenses for employees engaged in the distribution of our products, and the cost of producing and shipping our software, including the cost of compact discs, packaging and freight, and our FastBloc® hardware. Cost of services and maintenance revenue consists of customer support costs, training expenses and professional services expenses, including compensation and related overhead expenses. In addition, the cost of outsourcing certain services work and our maintenance renewal service is included in cost of services. Cost of revenues also includes share-based compensation allocable to production and service personnel.

Selling and Marketing

Selling and marketing expenses consist primarily of base compensation and related overhead expenses for employees engaged in selling and marketing. Selling and marketing expenses also include sales commissions and expenses relating to advertising, brand building, marketing and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead. Selling and marketing expenses also include share-based compensation allocable to selling and marketing personnel.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program and consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue.

Research and Development

Research and development expenses consist primarily of compensation and related overhead expenses for research and development personnel, translation fees, quality assurance and testing. Research and development expenses also include share-based compensation allocable to research and development personnel.

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

Income Tax Provision

Our income tax provision consists of expenses related to the taxable income incurred based on our tax rate as an S Corporation in 2006 and as a C Corporation in 2007. We filed an election to revoke our S Corporation status on December 11, 2006. From and after the revocation of our S Corporation status, we have been treated for federal and state income tax purposes as a C Corporation and, as a result, are subject to state and federal corporate income taxes.

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”) “Share-Based Payment.” Prior to the adoption of SFAS 123R, we used the minimum-value method afforded by the Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” for disclosure purposes; therefore, as prescribed by SFAS 123R, we adopted SFAS 123R using the prospective transition method. Accordingly, prior period amounts have not been restated. Under this transition method, compensation cost for options granted prior to January 1, 2006 that vest after that date will continue to be accounted for based on the grant date intrinsic value of the option estimated in accordance with the provisions of APB 25. Since all of these options were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, we will not recognize share-based compensation expense as these options continue to vest. All share-based payments granted subsequent to January 1, 2006 will be accounted for based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair market value of a share-based payment is estimated on the date of the grant using the Black-Scholes option pricing model, and is recognized as compensation expense over the vesting period.

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

•

Law Enforcement Agency Budgets. We sell our EnCase® Forensic products and training services primarily to law enforcement agencies. Because of the limited nature of law enforcement budgets, funds are typically initially allocated toward solving issues perceived to be the most pressing. Sales of our products could be impacted by changes in the budgets of law enforcement agencies or in the relative priority assigned to digital law enforcement investigations.

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

We have entered into a tax matters agreement with our existing pre-IPO S Corporation stockholders to which we have agreed, among other things, to indemnify and hold harmless our existing pre-IPO S Corporation stockholders in certain circumstances for increases in their tax liability for the periods during which we were an S Corporation.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Product revenue	62.2%	57.3%	57.6%	56.7%
Services and maintenance revenue	37.8	42.7	42.4	43.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	4.0	3.2	4.2	3.6
Cost of services and maintenance revenue	23.4	22.6	23.7	24.5

Total cost of revenues	27.4	25.8	27.9	28.1

Gross profit	72.6	74.2	72.1	71.9

Operating expenses:
Selling and marketing	45.2	38.8	46.9	43.6
Research and development	13.9	11.3	13.5	11.6
General and administrative	13.9	18.2	14.3	18.2
Depreciation and amortization	3.3	4.5	3.3	4.3

Total operating expenses	76.4	72.8	78.0	77.7

Operating income (loss)	(3.8)	1.4	(5.9)	(5.8)
Other income and expense:
Interest income	0.1	1.8	0.1	1.9
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Other income, net	0.3	0.0	0.3	0.2

Income (loss) before income taxes	(3.6)	3.1	(5.6)	(3.8)
Income tax provision	0.0	4.9	0.0	1.8

Net loss	(3.6)%	(1.8)%	(5.6)%	(5.6)%

The following table sets forth share-based compensation expense recorded in each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Non-cash Share Based Compensation Data(1):
Cost of product revenue	$1	$13	$2	$59
Cost of services and maintenance revenue	79	205	116	536
Selling and marketing	98	272	174	935
Research and development	53	137	67	390
General and administrative	129	363	223	970

Total non-cash share based compensation	$360	$990	$582	$2,890

(1)	Non-cash share based compensation recorded in the three and nine month periods ended September 30, 2006 and 2007 relates to stock options and restricted stock granted to employees measured under the fair value method. See Notes 6 and 7 to the condensed consolidated financial statements.

Comparison of Results for the Three Months Ended September 30, 2007 and 2006

Revenues

Revenues were $20.3 million for the three months ended September 30, 2007 compared to $14.8 million for the three months ended September 30, 2006, an increase of $5.5 million or 37%.

Product revenue was $11.6 million for the three months ended September 30, 2007 compared to $9.2 million for the three months ended September 30, 2006, an increase of $2.4 million or 26%. Revenues generated from EnCase® Enterprise, which increased to $8.3 million for the three months ended September 30, 2007 from $5.7 million for the three months ended September 30, 2006, accounted for the increase in our product revenues. We were able to generate these increases as a result of increased selling and marketing efforts, and a significant increase in head count of commissioned sales personnel in late 2006. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is usually the strongest quarter in terms of sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Service revenue was $8.7 million for the three months ended September 30, 2007 compared to $5.6 million for the same period one year prior, an increase of $3.1 million, or 55%. Revenues generated by our professional services division were $0.6 million higher due to increasing case work of our service professionals. Training revenues increased by $0.6 million due to increased attendance in training classes conducted, higher class fees and the introduction of the annual training pass program. The annual training pass allows the pass holder to attend an unlimited number of training classes for a fixed annual fee. Maintenance and other revenues increased from $2.0 million for the three month period ended September 30, 2006 to $3.9 million for the three month period ended September 30, 2007. This revenue growth is due to the overall increase in the customers who carry maintenance on our products during the three month period ended September 30, 2007 compared to the same period one year prior.

Cost of Revenues

Cost of revenues was $5.2 million for the three months ended September 30, 2007 compared to $4.1 million for the three months ended September 30, 2006, an increase of $1.1 million or 29%. Gross profit as a percentage of revenues increased to 74.2% for the three months ended September 30, 2007 compared with 72.6% for the three months ended September 30, 2006.

Cost of product revenue of $0.7 million for the three months ended September 30, 2007 was up $0.1 million or 9% compared to $0.6 million for the three months ended September 30, 2006. The increase in cost of product revenue was primarily due to increases in costs associated with shipping and exporting our products, as the number of shipments made to customers increased from the same period one year prior, and slightly higher staffing expense. Product gross margin was 94.4% and 93.5%, respectively, for the three months ended September 30, 2007 and 2006.

Cost of services and maintenance revenue was $4.6 million for the three months ended September 30, 2007 compared to $3.5 million for the three months ended September 30, 2006, an increase of $1.1 million or 32%. The higher cost of services and maintenance revenue were the result of an increase of $0.5 million in staffing expense and $0.3 million in facilities expense. In addition, personnel-related expenses such as travel, entertainment and training increased by $0.2 million and costs associated with the third party maintenance renewal vendor increased by $0.2 million on account of increased maintenance renewals. Services and maintenance gross margin was 47.1% for the three months ended September 30, 2007 compared to 38.0% for the three months ended September 30, 2006 as expenses rose at a slower pace than revenue in 2007.

Selling and Marketing

Selling and marketing expenses rose to $7.9 million for the three months ended September 30, 2007 compared to $6.7 million for the three months ended September 30, 2006, an increase of $1.2 million or 18%. The expense growth was mainly due to higher compensation expense for sales and marketing staff of $1.7 million, including $0.2 million in share-based compensation, partially offset by a $0.5 million decrease in costs of promotional events and trade shows. Selling and marketing expenses as a percentage of revenue decreased to 38.8% for the three months ended September 30, 2007 from 45.2% for the three months ended September 30, 2006.

Research and Development

Research and development expenses increased to $2.3 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006. The $0.2 million or 11% increase resulted from higher compensation expense for research and development personnel. The increase in personnel is the result of our efforts to develop new product offerings, continue developing existing products and improve quality assurance. Research and development expenses as a percentage of revenue for the three months ended September 30, 2007 decreased to 11.3% compared to 13.9% for the three months ended September 30, 2006. The revenue growth outpaced the increase in research and development costs.

General and Administrative

General and administrative expenses of $3.7 million for the three months ended September 30, 2007 were up $1.6 million or 79% over comparable expenses of $2.1 million for the three months ended September 30, 2006. The expense increase was primarily attributable to an increase in compensation expense of $0.9 million, including $0.2 million in share-based compensation. Professional services related to tax, audit, and regulatory compliance also increased $0.7 million during the three month period ended September 30, 2007 due to the compliance costs of operating as a public company. General and administrative expenses as a percentage of revenue rose to 18.2% for the three months ended September 30, 2007 compared to 13.9% for the three months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased to $0.9 million for the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006, an increase of $0.4 million, or 86%. New offices were opened in New York, Illinois and California in 2007. Expenditures for leasehold improvements, furniture and computer and phone equipment were made for these additional facilities. Depreciation and amortization expense as a percentage of revenue increased to 4.5% for the three months ended September 30, 2007 compared to 3.3% for the three months ended September 30, 2006.

Interest Income and Interest Expense

Interest income increased to $0.4 million for the three months ended September 30, 2007 with no comparable amount for the three months ended September 30, 2006. Interest income on the proceeds received from the initial public offering in December 2006 largely accounted for the increase.

Income Tax Provision

The income tax provision during the three months ended September 30, 2007 was $983,000 with no comparable amount for the same period one year prior. The increase is primarily attributable to estimated taxes due to the federal government. In 2006, the Company did not provide for federal taxes due to its election as an S-Corporation for the majority of the year. In 2007, the Company provides for federal income taxes based upon its estimated effective annual tax rate applied to its year to date income or loss before income taxes.

Comparison of Results for the Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues were $56.4 million for the nine months ended September 30, 2007 compared to $38.8 million for the nine months ended September 30, 2006, an increase of $17.6 million or 45%.

Product revenue was $32.0 million for the nine months ended September 30, 2007 compared to $22.4 million for the nine months ended September 30, 2006, an increase of $9.6 million or 43%. The revenue growth was driven by a $10.6 million increase in revenues from Encase Enterprise and related product suites. Changes in the Federal Rules of Civil Procedure and sustained selling and marketing efforts, aided by a significant increase in commissioned sales personnel in late 2006, led to the revenue expansion.

Service revenue of $24.4 million for the nine months ended September 30, 2007 was up $7.9 million or 48% compared to $16.5 million for the same period one year prior. Revenues generated by the professional services division increased $2.1 million on account of a higher volume of implementation and case work. Training revenues rose by $1.3 million as a result of increases in the number of class offerings, pricing and attendance. The number of customers requiring training on our products tends to grow in tandem with the growth in the installed base. Maintenance and other revenues increased from $5.3 million for the nine month period ended September 30, 2006 to $9.8 million for the nine month period ended September 30, 2007. The revenue growth is due to an overall increase in the customers who carry maintenance on our products during the nine month period ended September 30, 2007 compared to the same period one year prior.

Cost of Revenues

Cost of revenues was $15.9 million for the nine months ended September 30, 2007 compared to $10.8 million for the nine months ended September 30, 2006, an increase of $5.1 million or 46%. Gross profit as a percentage of revenues decreased slightly to 71.9% for the nine months ended September 30, 2007 compared with 72.1% for the nine months ended September 30, 2006.

Cost of product revenue was $2.1 million for the nine months ended September 30, 2007, $0.5 million or 27% above the comparable figure of $1.6 million for the nine months ended September 30, 2006. The higher cost of product revenue was primarily due to increases in costs associated with higher volume including shipping and customs duty. Product gross margin was 93.6% and 92.7%, respectively, for the nine months ended September 30, 2007 and 2006.

Cost of services and maintenance revenue was $13.8 million for the nine months ended September 30, 2007 compared to $9.2 million for the nine months ended September 30, 2006, an increase of $4.6 million or 50%. Additions of new offices and consulting and training personnel increased facilities costs and compensation expense by $0.4 million and $2.6 million respectively. The higher compensation expense included a $0.4 million increase in stock-based compensation. In addition, training and travel expenses and commissions paid to our third-party maintenance renewal vendor also increased by $0.2 million, $0.5 million and $0.5 million respectively. Services and maintenance gross margin was 43.5% for the nine months ended September 30, 2007 compared to 44.1% for the nine months ended September 30, 2006. The hiring of new professional services personnel to meet the increased demand for our services has negatively impacted the services and maintenance gross margin. In addition, the increase in costs of our third-party maintenance renewal vendor has the short-term impact of reducing our margins as the entire cost of the renewal is recorded in the period in which we receive the renewal, but the corresponding revenue is deferred over the maintenance period.

Selling and Marketing

Selling and marketing expenses of $24.6 million for the nine months ended September 30, 2007 were up $6.4 million or 35% compared to $18.2 million for the nine months ended September 30, 2006. Increases of $6.5 million in compensation expense for sales and marketing personnel, including a $0.8 million increase in stock-based compensation, $0.9 million in additional overhead allocations for new facilities and employee benefits and $0.4 million in new sales training were partially offset by a $1.0 million decline in expenses for sales promotions and marketing events plus decreases in office and telephone expenses of $0.4 million. Selling and marketing expenses as a percentage of revenue decreased to 43.6% for the nine months ended September 30, 2007 from 46.9% for the nine months ended September 30, 2006 as advances in revenues outstripped the growth in expenses.

Research and Development

Research and development expenses increased to $6.5 million for the nine months ended September 30, 2007 compared to $5.2 million for the nine months ended September 30, 2006, an increase of $1.3 million or 25%. The higher expenses were driven by increases of $1.0 million in compensation for research and development staff and $0.4 million in overhead allocations for facilities and employee benefits. The compensation increase included a $0.3 million increase in stock-based compensation. Research and development expenses as a percentage of revenue for the nine months ended September 30, 2007 decreased to 11.6% compared to 13.5% for the nine months ended September 30, 2006.

General and Administrative

General and administrative expenses of $10.2 million for the nine months ended September 30, 2007 were $4.7 million or 85% above the comparable expenses of $5.5 million for the nine months ended September 30, 2006. The need for professional services to meet the compliance requirements of a public company contributed to the increase in expenses. Compensation expense increased $2.9 million, including a $0.7 million increase in stock-based compensation. Fees related to tax compliance, audit, legal and consultation on Sarbanes-Oxley Section 404 implementation increased $1.3 million. In addition, increased insurance expense of $0.3 million and business taxes of $0.2 million contributed to the increase in expenses. General and administrative expenses as a percentage of revenue increased to 18.2% for the nine months ended September 30, 2007 compared to 14.3% for the nine months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.4 million for the nine months ended September 30, 2007 compared to $1.3 million for the nine months ended September 30, 2006, an increase of $1.1 million or 89%. The opening of new facilities has been the primary cause of the increase in depreciation expense. We invested in leasehold improvements, networks and phone equipment to allow these remote offices to safely access our corporate network. Depreciation and amortization expense as a percentage of revenue increased to 4.3% for the nine months ended September 30, 2007 compared to 3.3% for the nine months ended September 30, 2006.

Interest Income and Interest Expense

Interest income increased to $1.1 million for the nine months ended September 30, 2007 with no comparable amount for the nine months ended September 30, 2006. The increase in interest income resulted largely from the investment of the cash received from the initial public offering in December 2006.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2007 was $1,033,000 as compared to the $22,000 provision for the same period one year prior. The increase is primarily attributable to estimated taxes due to the federal government. In 2006, the Company did not provide for federal taxes due to its election as an S-Corporation for the majority of the year. In 2007, the Company provides for federal income taxes based upon its estimated effective annual tax rate applied to its year to date income or loss before income taxes.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of September 30, 2007, we had $35.1 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2007 compared with net cash used in operations of $2.5 million in the nine months ended September 30, 2006. The increase in cash provided by operations principally reflects an increase in cash collections from higher sales volumes of existing products and new offerings, including EnCase® Forensic Version 6 released in December 2006. The $2.5 million use of cash in operations during the nine-month period ended September 30, 2006 was largely attributable to employee compensation and higher accounts receivable balances. The first and fourth quarters of our fiscal year are our strongest quarters for cash collections, a consequence of much higher sales volumes typically experienced in the third and fourth quarters.

Net cash provided by investing activities was $18.9 million in the nine months ended September 30, 2007. In the nine months ended September 30, 2006, investing activities resulted in a $2.3 million use of cash. The increase in cash in 2007 is due to the proceeds from the maturities of United States Treasury Bill (“T-Bill”) investments being converted to cash and cash equivalents rather than being reinvested in marketable securities. Cash used in investing activities in 2007 consists of capital expenditures of approximately $5.8 million for the purchase of new computer equipment and the construction and build-out of new office facilities in Pasadena, CA, New York, NY, Rosemont, IL and Washington, D.C., compared with $2.3 million in capital expenditures during the same period one year prior.

Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2007 compared with net cash used in financing activities of $1.2 million for the nine months ended September 30, 2006. The increase in cash provided by financing activities was due to proceeds from the exercise of stock options in the amount of $3.2 million during the nine month period ended September 30, 2007 compared to $1.2 million for the nine months ended September 30, 2006. In addition, we made a cash distribution to the shareholders to cover S-Corporation taxable earnings in the amount of $1.7 million during the nine month period ended September 30, 2006 for which no corresponding payment was made in the current year. During the nine months ended September 30, 2006, the Company paid $1.1 million in cash for costs related to our initial public offering, which were partially financed by drawing on a $0.9 million term loan. For the nine months ended

September 30, 2007, the Company paid $0.2 million in cash for costs related to our initial public offering. In each of the periods, the Company paid down capital lease obligations.

We maintain a $3.0 million line of credit with a bank. This line of credit terminates on October 31, 2008. At September 30, 2007, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants. At September 30, 2007, we were in compliance with the covenants associated with the revolving line of credit.

Contractual Obligations

At September 30, 2007, our outstanding contractual cash commitments were limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2006 were approximately $22.6 million, of which $3.8 million was due during fiscal year 2007. We entered into new office leases during the nine month period ended September 30, 2007 which increased our total contractual cash commitments by $6.4 million. Furthermore, these additional leases increased the amount of cash payments due within fiscal year 2007 by $0.9 million.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As of adoption, the total amount of tax positions that we have determined to be uncertain was $0.1 million. The timing of payments for this obligation will depend on the progress of examinations, if any, with the taxing authorities. We do not expect a significant tax payment related to these obligations within the next year. The liability as of September 30, 2007 was not materially different from the liability at the date of adoption.

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts.

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

•

Neutrino. The Neutrino mobile device forensics product is a subscription arrangement which entitles the customer to receive unspecified future hardware and software products and post-contract support for a period of one year. Revenue generated from these arrangements is recognized ratably over the contractual period of one year.

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

Each quarter, the Company estimates its annual effective tax rate as required by FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods” (FIN 18). Using the methodology as proscribed by FIN 18, the Company applies the estimated effective tax rate to the year to date pre-tax (loss) income for the purposes of estimating the year to date tax expense. During the third quarter of fiscal 2007, the Company recorded $983,000 of income tax expense using this methodology. Although the Company uses its best estimate for the purposes of calculating the effective tax rate, unanticipated changes in Company revenues or expenses could significantly impact the estimate.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $130,000 resulting from unrecognized net tax benefits. The liability for uncertain tax positions is carried in accrued expenses in the consolidated condensed statement of financial position as of September 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, amounts previously recorded as liabilities would reduce the Company’s effective tax rate. During the three month period ended September 30, 2007, there were no material changes to the liability for uncertain tax positions. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2008.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At December 31, 2006, all of the Company’s marketable debt securities were obligations of the U.S. Government. At September 30, 2007, all of the Company’s cash and cash equivalents consisted of federal agency and corporate obligations and deposits with financial institutions.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the objectives of the control system and, accordingly, management must apply considerable judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were operating effectively.

Changes in our internal controls

There were no material changes in our internal control during the three months ended September 30, 2007.

For the three months ended September 30, 2007, management was not required to and did not perform an evaluation of our internal controls over financial reporting.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach discussed in “Risk Factors—Computer hackers may damage our products, services and systems, which could cause interruptions in our service and harm to our business, and hackers could gain access to our customers’ personal information which could result in the loss of existing clients, negative publicity and legal liability.” On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. On April 9, 2007, the Company received formal notice and service of the decree, which effectively ended the inquiry. On October 9, 2007, the Company timely filed the first compliance report required by the consent decree.

Item 1A.	Risk Factors

Except for the risk factors presented below, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 20, 2007.

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

We intend to implement a new enterprise resource program to replace our existing internal software solutions in 2008. If we fail to maintain adequate controls over the implementation and roll-out of this new system, we may be unable to obtain accurate financial information in a timely basis in order to meet our public filing deadlines or have periods in which we are unable to ship product due to system issues. This could affect our results of operations, cash flows and financial position.

We have concluded that an entity-wide enterprise resource program is needed to streamline and migrate our disparate databases into a single, integrated software solution. Our future growth depends upon our ability to efficiently and effectively implement a new IT system to allow us to scale our business model and grow the number, and dollar value, of our transactions without the addition of a significant number of additional personnel. In implementing this new enterprise solution in 2008, we will monitor and test the output of transactional data to ensure the results are consistent with our existing business model. In addition, we will monitor and test standing data files and transactional data that is migrated to the new system to ensure the new system is accurate and free from material defect. If we fail to maintain adequate control of this transition, we may be unable to process the necessary accounting data in a timeframe necessary to meet public filing deadline requirements. Furthermore, if we fail to maintain control over operation data and transactions, we may be unable to process and ship orders in a timely basis, resulting in an unexpected reduction of revenues. As a result, our results of operations, cash flows and financial position could be adversely affected.

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

In 2006, we began our remediation efforts and we believe our actions in this regard have strengthened our internal controls over financial reporting. As of September 30, 2007, we believe we have successfully remediated the weakness over financial reporting identified by our auditors.

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

Dated: November 13, 2007