Form 10-K/A
period 2007-12-31
Guidance Software, Inc.
filed 2008-04-15
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

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

GUIDANCE SOFTWARE, INC.

FORM 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

On March 17, 2008, Guidance Software, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”). We hereby amend and restate the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”) which were filed as Exhibits 31.1 and 31.2 to the 2007 Form 10-K. Although the Section 302 Certifications were sent to the Securities and Exchange Commission along with the 2007 Form 10-K on the date it was originally filed, the following language was inadvertently omitted from paragraph 4 of such certifications: “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).” This amendment makes no other amendments or changes to the 2007 Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this amendment:

(b)	Exhibits:

The following exhibits are filed or furnished herewith:

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

†	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2008

Guidance Software, Inc.

By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli President and Chief Executive Officer (Principal Executive Officer)

1