Form 10-Q
period 2008-03-31
Guidance Software, Inc.
filed 2008-05-12
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Common Stock, $0.001 par value per share.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 5, 2008, there were approximately 23,122,500 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,591	$36,203
Trade receivables, net of allowance for doubtful accounts of $984 and $1,183, respectively	21,093	23,419
Prepaid expenses, inventory and other current assets	2,863	2,463
Deferred tax assets	1,386	1,386

Total current assets	62,933	63,471
Property and equipment, net	12,515	12,277
Other assets	489	493

Total assets	$75,937	$76,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,595	$4,053
Accrued expenses	6,421	6,208
Capital lease obligations	586	449
Deferred revenues	24,895	26,023

Total current liabilities	36,497	36,733

Long-term liabilities:
Rent incentives	3,053	2,944
Capital lease obligations	185	116
Deferred revenues	2,306	2,591

Total long-term liabilities	5,544	5,651

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,010,000 and 23,112,000 shares issued and outstanding, respectively	23	23
Additional paid-in capital	46,516	49,152
Accumulated deficit	(12,643)	(15,318)

Total stockholders’ equity	33,896	33,857

Total liabilities and stockholders’ equity	$75,937	$76,241

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2008
Revenues:
Product revenue	$10,088	$10,922
Services and maintenance revenue	7,508	10,768

Total revenues	17,596	21,690

Cost of revenues (1):
Cost of product revenue	745	788
Cost of services and maintenance revenue	4,513	5,647

Total cost of revenues	5,258	6,435

Gross profit	12,338	15,255

Operating expenses (1):
Selling and marketing	8,692	9,734
Research and development	2,048	3,087
General and administrative	3,090	4,331
Depreciation and amortization	699	1,051

Total operating expenses	14,529	18,203

Operating loss	(2,191)	(2,948)
Other income and expense:
Interest income	358	282
Interest expense	(32)	(16)
Other income, net	34	35

Loss before income taxes	(1,831)	(2,647)
Income tax provision	25	28

Net loss	$(1,856)	$(2,675)

Net loss per share:
Basic	$(0.08)	$(0.12)
Diluted	$(0.08)	$(0.12)
Weighted average number of shares used in per share calculation:
Basic	22,289	23,086
Diluted	22,289	23,086

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the amount of share-based compensation included in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(1,856)	$(2,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	699	1,051
(Recovery of) provision for doubtful accounts	(49)	267
Share-based compensation	888	2,116
Loss on disposal of assets	27	14
Changes in operating assets and liabilities:
Trade receivables	1,167	(2,593)
Prepaid expenses, inventory and other assets	(17)	396
Accounts payable	(1,937)	(610)
Accrued expenses	446	(733)
Deferred revenue	2,691	1,413

Net cash provided by (used in) operating activities	2,059	(1,354)

Cash flows from investing activities:
Purchase of property and equipment	(1,376)	(348)
Purchase of marketable debt securities	(24,693)	—
Sale of marketable debt securities	24,703	—

Net cash used in investing activities	(1,366)	(348)

Cash flows from financing activities:
Proceeds from the exercise of stock options	640	520
Principal payments on capital lease obligations	(258)	(206)
Cash paid for offering expenses	(241)	—

Net cash provided by financing activities	141	314

Net increase (decrease) in cash and cash equivalents	834	(1,388)
Cash and cash equivalents, beginning of period	8,041	37,591

Cash and cash equivalents, end of period	$8,875	$36,203

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$22	$13
Income taxes	$—	$426
Non-cash activities:
Capital lease obligations incurred to acquire assets	$165	$—
Purchase of equipment included in accounts payable and accrued expenses	$1,484	$479
Rent incentives	$546	$—
Recognition of uncertain tax liabilities	$130	$—

The accompanying notes are an integral part of these consolidated financial statements

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2008 and our results of operations and cash flows for the three months ended March 31, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the December 31, 2007 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At March 31, 2008, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $35.9 million as of March 31, 2008. At March 31, 2008, all of our cash equivalents consisted of financial institution and corporate obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable and do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities and are required to adopt FAS 157 in the first quarter of 2009 for nonfinancial assets and liabilities. Adoption of FAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial position and results of operations and we do not expect adoption of SFAS 157 with respect to nonfinancial assets and liabilities to have a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. SFAS 159 became effective for us on January 1, 2008, however we did not elect the fair value measurement provision for any of our financial assets or liabilities, so adoption of SFAS 159 had no effect on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We will be required to adopt SFAS 160 effective January 1, 2009. Earlier adoption is prohibited. We do not have a noncontrolling interest in any subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS No. 160 will have an impact on us.

Note 2. Net (Loss) Income Per Share

We calculate net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of nonvested stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded. The following is a reconciliation of the numerators and denominators of the income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2008
Numerator:
Net loss	$(1,856)	$(2,675)

Denominator:
Basic weighted average shares outstanding	22,289	23,086
Effect of dilutive stock options and non-vested share awards	—	—

Diluted weighted average shares outstanding	22,289	23,086

Net loss per share:
Basic	$(0.08)	$(0.12)

Diluted	$(0.08)	$(0.12)

Anti-dilutive options	1,283	565

Anti-dilutive non-vested share awards	—	—

Note 3. Debt Obligations

We maintain a $3,000,000 revolving line of credit with a bank which expires on October 31, 2008. Borrowings under this line of credit would bear interest at a rate equal to the bank’s prime rate minus 0.75% or the bank’s LIBOR plus 1.50%, would be due on the expiration date of the facility and be collateralized by substantially all our assets. The facility requires us to maintain cash, cash equivalents, and marketable securities of not less than $10 million, not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year and limits additional indebtedness to $2,000,000. As of March 31, 2008, we were in compliance with the covenants associated with the revolving line of credit. At December 31, 2007 and March 31, 2008, no amounts were outstanding under the line.

Note 4. Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and nonvested share awards (commonly referred to as “restricted stock”). The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. On May 3, 2006, the Board of Directors and stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, and an additional 828,000 shares on each of January 1, 2007, 2008 and 2009. We have proposed a resolution, to be voted on at our 2008 Annual Meeting of Stockholders, to accelerate the January 1, 2009 contribution of shares to July 1, 2008. Employees, officers and directors are eligible under the Plan, which is administered by the Board of Directors, who determines the terms and conditions of each grant. The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

In December 2007, we awarded our new Chief Executive Officer with 500,000 stock options that will vest in 25% increments in the event our common stock price increases to specified levels during his continued employment over the grant’s 10 year term. This grant depleted the authorized option pool. Accordingly, approximately 300,000 options were issued outside of the Plan. During the first quarter of 2008, we amended this grant, effectively cancelling the non-Plan options and reissuing them under the Plan. A December 2007 nonvested share award of 100,000 shares to our Chief Executive Officer was also restructured during the first quarter of 2008 to bring them under the terms of the Plan.

At March 31, 2008, 303,000 shares remain available for grant as options or nonvested share awards under the Plan.

Stock Options

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding, December 31, 2007	4,553,000	$9.11	$4.54 -14.32
Granted	247,000	$10.49	$10.49
Exercised	(102,000)	$5.12	$4.54 -10.75
Canceled or forfeited	(225,000)	$10.93	$4.54 -14.32

Outstanding, March 31, 2008	4,473,000	$9.19	$4.54 -14.32

A summary of nonvested options as of March 31, 2008, and the changes during the three months ended March 31, 2008 is presented below:

Number of Options
Nonvested options as of December 31, 2007	3,525,000
Granted	247,000
Vested	(585,000)
Forfeited	(225,000)

Nonvested options as of March 31, 2008	2,962,000

The following tables summarize information about stock options outstanding at March 31, 2008:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$ 4.54 – 5.34	1,454,000	6.6	$4.62	$6,303,000	1,118,000	6.5	$4.58	$4,889,000
$ 6.17 – 7.64	454,000	7.8	6.41	1,154,000	208,000	7.8	6.36	539,000
$ 10.49 – 11.90	1,304,000	9.0	11.08	—	148,000	8.4	11.07	—
$ 12.80 – 14.32	1,261,000	9.6	13.50	—	37,000	8.9	12.94	—

	4,473,000	8.3	$9.19	$7,457,000	1,511,000	6.9	$5.66	$5,428,000

	Options Expected to Vest
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$ 4.54 – 5.34	292,000	6.7	$4.74	$1,230,000
$ 6.17 – 7.64	213,000	7.8	6.45	533,000
$ 10.49 – 11.90	1,007,000	9.1	11.08	—
$ 12.80 – 14.32	1,131,000	9.6	13.48	—

	2,643,000	8.9	$11.03	$1,763,000

We define in-the-money options at March 31, 2008 as options that had exercise prices that were lower than the $8.95 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,908,000 shares that were in-the-money at that date, of which 1,326,000 were exercisable. The total intrinsic value of the options exercised during the three months ended March 31, 2008 was $713,000, determined as of the date of exercise.

For options granted after January 1, 2006, the total fair value of options vested during the three months ended March 31, 2008 was $877,000; options awarded prior to January 1, 2006 were granted prior to our adoption of FAS 123R and did not have an estimable fair value.

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to certain executives and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. The first awards of nonvested share awards were made in February 2007, when approximately 40,000 shares were granted with three-month vesting periods. Later in 2007 and the quarter ended March 31, 2008, additional grants were awarded. Awards granted under the Plan generally vest 25% annually over a four-year period, however a 100,000 share award to our President and Chief Executive Officer vests 100% in December 2011. A summary of nonvested share awards activity follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2007	499,000	$14.02	$12.80 -14.32
Granted	179,000	10.16	9.11 -10.49
Vested and issued	—	—	—
Forfeited	—	—	—

Outstanding, March 31, 2008	678,000	$13.00	$9.11 -14.32

The following table summarizes information about nonvested share awards outstanding at March 31, 2008:

	Nonvested Share Awards Outstanding		Nonvested Share Awards Expected to Vest
Fair Value	Number of Shares	Weighted Average Remaining Vesting Period (Years)	Number of Shares	Weighted Average Remaining Vesting Period (Years)
$ 9.11	42,000	2.5	37,000	2.5
$ 10.49	137,000	2.4	119,000	2.4
$ 12.80	100,000	3.7	100,000	3.7
$ 14.32	399,000	2.1	347,000	2.1

	678,000	2.4	603,000	2.4

No nonvested share awards vested during the three months ended March 31, 2008.

We experienced disqualifying dispositions of incentive stock options during the three months ended March 31, 2008. Disqualifying dispositions result in a tax deduction in our corporate tax return equal to the intrinsic value of the option at exercise. To the extent we have previously recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, we record the benefit from the disqualifying dispositions as a reduction in our income tax provision.

As a result of the disqualifying dispositions of incentive stock options during the three months ended March 31, 2008, the $0.1 million tax benefit related to options that were granted prior to the adoption of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” (Note 5) was recorded as a reduction of our current year tax liability and an increase to additional paid-in capital. The tax benefit related to the exercise of options granted subsequent to the adoption so SFAS 123R was recorded as a reduction of current year tax expense and the tax liability. There were no material disqualifying dispositions during the three months ended March 31, 2007.

Note 5. Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” We adopted SFAS 123R using the prospective transition method and, accordingly, since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006. Under that transition method, results for prior periods have not been restated.

With the exception of one option granted in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2008
Risk-free interest rate	4.5%	3.3%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	69.3%	48.7%
Weighted average grant date fair value	$8.62	$5.38

The SEC has issued Staff Accounting Bulletin (“SAB”) Topics No. 107 and No. 110 which provide guidance on the implementation of SFAS 123R. We applied the principles of SAB 107 in conjunction with adoption of SFAS 123R. The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock, consistent with the requirements of SFAS 123R and SAB 107. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” as defined by SAB 107 and SAB 110 because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

In December 2007, we granted our President and Chief Executive Officer an option to purchase 500,000 shares of our common stock at the price of $12.80 per share which vests, in 25% increments, only upon attainment of specified market-based conditions tied to the market value of our common stock. Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. Accordingly, we estimate the value of such awards using the Monte Carlo binomial simulation model. The primary assumptions used in the model are volatility, a risk-free interest rate, starting stock price, transferability restrictions and the terms of the award, as follows:

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of FAS 123R:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Amortization of fair value of stock option grants	$617	$1,641
Nonvested share awards	271	475

Share-based compensation expense	$888	$2,116

As of March 31, 2008, there was approximately $22.9 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.8 years. We expect to record approximately $8.6 million in share-based compensation in 2008 related to options and nonvested share awards outstanding at March 31, 2008.

Note 6. Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to accumulated deficit. During the year ended December 31, 2007, our liability for uncertain tax positions was reduced to $13,000 upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at March 31, 2008. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2007 remain subject to review by the taxing authorities in several jurisdictions.

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

Note 7. Contingencies

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

Note 8. Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments. The types of products and services provided by each segment are summarized below:

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

Currently, we do not separately allocate operating expenses to these segments, nor does we allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by each operating segment:

	Three Months Ended March 31, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,088	$2,694	$1,960	$2,854	$17,596
Cost of revenues	745	2,753	1,333	427	5,258

Gross profit	$9,343	$(59)	$627	$2,427	12,338

Operating expenses:
Selling and marketing					8,692
Research and development					2,048
General and administrative					3,090
Depreciation and amortization					699

Total operating expenses					14,529

Operating loss					(2,191)
Interest income					358
Interest expense					(32)
Other income, net					34

Loss before income taxes					$(1,831)

	Three Months Ended March 31, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,922	$4,061	$2,546	$4,161	$21,690
Cost of revenues	788	3,590	1,539	518	6,435

Gross profit	$10,134	$471	$1,007	$3,643	15,255

Operating expenses:
Selling and marketing					9,734
Research and development					3,087
General and administrative					4,331
Depreciation and amortization					1,051

Total operating expenses					18,203

Operating loss					(2,948)
Interest income					282
Interest expense					(16)
Other income, net					35

Loss before income taxes					$(2,647)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Revenues
United States.	$13,431	$16,983
Europe	2,306	2,964
Asia	870	1,225
Other	989	518

	$17,596	$21,690

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Risk Factors” and in other parts of this Quarterly Report.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in Note 1 to our financial statements. The application of GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of our revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable based upon information available to us at the time these estimates are made. Historically, our critical accounting estimates have not differed materially from actual results; however, changes in these accounting estimates are reasonably likely to occur from period to period. Although we evaluate these estimates, judgments and assumptions on a regular basis and make changes accordingly, actual results could differ significantly from those anticipated based on our estimates and assumptions. To the extent there are significant differences between these estimates and actual results, our future results of operations and financial condition could be materially affected.

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

Product Revenue. The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

•

EnCase® Enterprise, Encase® eDiscovery, EnCase® Information Assurance and EnCase® Automated Incident Response Solution (“AIRS”). License revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements for which we have vendor-specific objective evidence (“VSOE”) of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

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

In December 2007, we granted our Chief Executive Officer an option to purchase 500,000 shares of our common stock that vests, in 25% increments, only upon attainment of specified market-based conditions tied to the market value of our common stock and we may continue to award such market-based vesting options from time to time in the future. Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. Accordingly, we estimate the value of such awards using the Monte Carlo binomial simulation model. The primary assumptions used in the model are volatility, a risk-free interest rate, starting stock price, transferability restrictions and the terms of the award, as more fully described in Note 5 to our condensed consolidated financial statements. Using these assumptions and inputs, in valuing the December 2007 grant, we simulated 25,000 possible price paths for our common stock over a ten-year period. For each trial, if the market conditions were met, the fair value of the option was then estimated using the Black-Scholes model; if the market condition was not met, the options were assigned zero value. The fair value of this award was then calculated as the average net present value across the simulation trials and a derived service period was calculated for achievement of each of the four market conditions. Under FAS 123R, the calculated $2.8 million fair value of this award must be recognized as expense over a weighted average period of approximately two years whether the market conditions are met or not so long as the grantee meets the service condition.

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

As of March 31, 2008, there was approximately $22.9 million of total unrecognized compensation cost related to non-vested stock-based compensation that is expected to be recognized over a weighted-average period of 2.8 years for grants subsequent to January 1, 2006. See Notes 4 and 5 of our condensed consolidated financial statements for further information regarding share-based compensation.

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

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2007	2008
Revenues:
Product revenue	57.3%	50.4%
Services and maintenance revenue	42.7	49.6

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	4.2	3.6
Cost of services and maintenance revenue	25.6	26.1

Total cost of revenues	29.8	29.7

Gross profit	70.2	70.3

Operating expenses:
Selling and marketing	49.4	44.9
Research and development	11.6	14.2
General and administrative	17.6	20.0
Depreciation and amortization	4.0	4.8

Total operating expenses	82.6	83.9

Operating loss	(12.4)	(13.6)
Other income and expense:
Interest income	2.0	1.3
Interest expense	(0.2)	(0.1)
Other income, net	0.2	0.2

Loss before income taxes	(10.4)	(12.2)
Income tax provision	0.1	0.1

Net loss	(10.5)%	(12.3)%

The following table sets forth share-based compensation expense (in thousands) recorded in each of the respective periods:

	Three Months Ended March 31,
	2007	2008
Non-Cash Share-Based Compensation Data(1):
Cost of product revenue	$23	$17
Cost of services and maintenance revenue	164	441
Selling and marketing	243	694
Research and development	131	349
General and administrative	327	615

Total non-cash share-based compensation	$888	$2,116

(1)	Non-cash share-based compensation recorded in the three month periods ended March 31, 2007 and 2008 relates to stock options and nonvested share awards granted to employees measured under the fair value method. See Notes 4 and 5 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2008

Revenues

	Three Months Ended March 31,
(Dollars in millions)	2007	Increase	2008
Product revenues:
Encase® Enterprise (1)	$7.4	2%	$7.6
Encase® Forensic (2)	2.3	22%	2.8
Other	0.4	42%	0.5

Total product revenues	10.1	8%	10.9

Services and maintenance revenues:
Professional services	2.7	51%	4.1
Training	2.0	30%	2.5
Maintenance and other	2.8	46%	4.2

Total services and maintenance revenues	7.5	43%	10.8

Total revenues	$17.6	23%	$21.7

(1)	Includes perpetual licenses related to our eDiscovery and Information Assurance add-on products.

(2)	Includes revenues related to our Premium License Support Program.

We generate product revenue principally from sales of our EnCase® Enterprise and EnCase® Forensic products. A substantial portion of the EnCase® Enterprise and EnCase® Forensic license agreements we enter into include perpetual license terms. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. In addition, we sell our NeutrinoTM mobile forensic device and certain other forensic hardware which we include in “Other” product revenue. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $0.8 million (8%) in first quarter 2008 over 2007, with that growth driven primarily by an increase in Encase® Forensic licenses and subscriptions. Total sales revenues from our EnCase® Enterprise products increased, year over year, with sales of add-on modules higher, and sales of the EnCase® Enterprise platform lower, than in first quarter 2007. During first quarter 2008, we sold 16 EnCase® eDiscovery, EnCase® Information Assurance and AIRS add-on modules as compared to 14 in the first quarter of 2007. Increases in product revenues were aided modestly by an increase in selling and marketing personnel, as the number of sales and marketing personnel that we employ increased from approximately 155 at March 31, 2007 to approximately 160 at March 31, 2008. As previously reported, we closed a large, nearly $1.0 million, license transaction on the last business day of the first quarter of 2007, which increased that quarter’s results higher than our historical seasonal pattern would have indicated.

Services and maintenance revenues increased $3.3 million (43%) in the first quarter of 2008, with our professional services and maintenance segments both producing revenue increases of $1.4 million over the 2007 quarter. The professional services revenue growth has been driven by larger eDiscovery services engagements. The number of professional services personnel has increased from approximately 55 at March 31, 2007 to approximately 65 at March 31, 2008. The continuing growth in maintenance revenues is the result of an on-going overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products. Training services revenue increased $0.5 million in first quarter 2008 as the number of customers we train has increased, due both to growth in our installed product base and the greater availability of our training courses, with a new training location near Chicago and additional availability through authorized training partners.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in millions)	2007	Increase	2008
Cost of product revenues	$0.8	6%	$0.8

Cost of services and maintenance revenues:
Professional services	2.8	30%	3.6
Training	1.3	16%	1.5
Maintenance and other	0.4	21%	0.5

Total cost of services and maintenance revenues	4.5	25%	5.6

Total cost of revenues	$5.3	22%	$6.4

Share-based compensation included above:
Cost of product revenues	$—		$—

Cost of services and maintenance revenues	$0.2		$0.4

Gross Margin Percentage
Products	92.6%		92.8%

Services and maintenance	39.8%		47.6%

Total	70.2%		70.3%

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

The costs of professional services and training revenue, on the other hand, are largely comprised of employee compensation, including share-based compensation, costs and related overhead expenses, travel and facilities costs. The cost of maintenance revenue consists primarily of commissions paid to our third party service provider for contract renewals and includes employee compensation cost for customer technical support.

Cost of product revenues increased 6% in first quarter 2008, in line with the 8% increase in total product revenues over the 2007 quarter. Product gross margin increased slightly to 92.8% in first quarter 2008 from 92.6% in the 2007 quarter.

Total cost of services and maintenance revenue increased $1.1 million, or 25%, in first quarter 2008, on an overall increase in services and maintenance revenue of 43% over first quarter 2007. Since first quarter 2007, we increased our team of professional services consulting personnel by ten and opened several new facilities, which contributed to increased total services and maintenance compensation expense of $0.7 million (including a $0.2 million increase in share-based compensation) and higher facilities and recruiting costs. In addition, travel expense related to consulting and training increased $0.1 million due to increased activity and expenses and commissions paid to our third-party maintenance vendor also increased by $0.1 million, which is in line with the growth in maintenance revenue in first quarter 2008. Overall, the services and maintenance gross margin improved to 47.6% in first quarter 2008 compared to 39.8% in the 2007 quarter. Individually, the gross margins of our segments improved from first quarter 2007 to first quarter 2008 as follows: professional services segment, from (2.2%) to 11.6%; training segment, from 32.0% to 39.6%; maintenance segment, from 85.0% to 87.6%.

Selling and Marketing

	Three Months Ended March 31,
(Dollars in millions)	2007	Increase	2008
Selling and marketing expenses	$8.7	12%	$9.7

As a percentage of revenue	49.4%		44.9%

Share-based compensation included above	$0.2		$0.7

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

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, NeutrinoTM, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was approximately 155 and 160 at March 31, 2007 and 2008, respectively.

Selling and marketing expenses in first quarter 2008 increased $1.0 million over 2007, of which $0.5 million consisted of share-based compensation, however, these costs as a percentage of revenue decreased from 49.4% in 2007 to 44.9% in 2008. Total compensation expense largely accounted for the increase. Higher costs for events and promotions, recruiting and facilities costs were offset by lower travel and entertainment, bad debt expense and other miscellaneous costs.

Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2007	Increase	2008
Research and development expenses	$2.0	51%	$3.1

As a percentage of revenue	11.6%		14.2%

Share-based compensation included above	$0.1		$0.3

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses for research and development personnel, including quality assurance and testing. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 53 at March 31, 2007 to 62 at March 31, 2008.

Research and development expenses increased $1.1 million, or 51%, in the first quarter of 2008 over the 2007 quarter. The higher expenses were driven by increases of $0.3 million (32%) in base compensation, $0.2 million in share-based compensation, $0.4 million in benefits, recruiting and other employee-related and facilities costs and $0.1 million in consulting costs.

General and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2007	Increase	2008
General and administrative expenses	$3.1	40%	$4.3

As a percentage of revenue	17.6%		20.0%

Share-based compensation included above	$0.3		$0.6

General and administrative expenses consist of compensation, including share-based compensation, and related overhead expenses for personnel engaged in the accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional services fees, including fees from auditors and attorneys, other corporate expenses and related overhead. The number of general and administrative personnel that we employ was 58 and 68 at March 31, 2007 and 2008, respectively. The increased headcount results largely from the need for additional qualified personnel and professional services to meet the compliance requirements of a public company.

General and administrative expenses in first quarter 2008 increased $1.2 million, or 40%, over the 2007 quarter. Contributing to the increased expenses, base compensation expense (including bonuses) increased $0.3 million, share-based compensation increased $0.3 million, audit fees and professional fees associated with consultation on Sarbanes-Oxley Section 404 increased $0.5 million, bad debt expense increased $0.3 million and costs associated with a new ERP implementation were $0.2 million.

Depreciation and Amortization

	Three Months Ended March 31,
(Dollars in millions)	2007	Increase	2008
Depreciation and amortization expense	$0.7	50%	$1.1

As a percentage of revenue	4.0%		4.8%

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense in first quarter 2008 increased $0.4 million, or 50%, over the 2007 quarter, primarily due to the 2007 investment of approximately $8.6 million in the openings or expansions of our facilities and the investment in leasehold improvements, networks and phone equipment to permit several of our remote offices to safely access our corporate network. We expect that depreciation and amortization will continue to increase in 2008 and 2009.

Interest Income

Interest income decreased to $0.3 million in the three months ended March 31, 2008, compared to $0.4 million in the 2007 period, with the decrease resulting largely from lower market interest rates.

Income Tax Provision

The income tax provision for the first quarter of 2008 was $28,000 as compared to $25,000 provision for the same period one year prior. The increase is primarily attributable to estimated taxes due to the federal government.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of March 31, 2008, we had $36.2 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash used by operating activities was $1.4 million for the three months ended March 31, 2008 compared with net cash provided by operations of $2.1 million in the three months ended March 31, 2007. The decrease in cash provided by operations principally reflects a decrease in cash collections from sales of products and services, which reflects somewhat slower payment practices by our customers. The first and fourth quarters of our fiscal year are typically our strongest quarters for cash collections, a consequence of much higher sales volumes typically experienced in the third and fourth quarters, however one of our largest fourth quarter 2007 sales remained outstanding at March 31, 2008, although it has since been collected.

Net cash used by investing activities was $0.3 million in the first quarter of 2008 for additions to property and equipment. In the first quarter of 2007, capital expenditures of $1.4 million accounted for the net use of cash by investing activities, with sales and purchases of marketable securities largely offsetting.

Net cash provided by financing activities was $0.3 million for the first quarter of 2008 compared with $0.1 million for the 2007 quarter. The increase in cash provided by financing activities was due to proceeds from the exercise of stock options. In each of the periods, we paid down capital lease obligations and, in 2007, we paid certain remaining costs of our initial public stock offering.

We maintain a $3.0 million line of credit with a bank. This line of credit terminates on October 31, 2008. At March 31, 2008, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants. At March 31, 2008, we were in compliance with the covenants associated with the revolving line of credit.

At March 31, 2008, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2007 were approximately $23.9 million, of which $4.1 million was due during 2008. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

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

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities and are required to adopt FAS 157 in the first quarter of 2009 for nonfinancial assets and liabilities. Adoption of FAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial position and results of operations and we do not expect adoption of SFAS 157 with respect to nonfinancial assets and liabilities to have a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. SFAS 159 became effective for us on January 1, 2008, however we did not elect the fair value measurement provision for any of our financial assets or liabilities, so adoption of SFAS 159 had no effect on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We will be required to adopt SFAS 160 effective January 1, 2009. Earlier adoption is prohibited. We do not have a noncontrolling interest in any subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS No. 160 will have an impact on us.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At March 31, 2008, all of our cash and cash equivalents consisted of federal agency and corporate obligations and deposits with financial institutions.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2008, these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer
(Principal Financial Officer)

Dated: May 12, 2008