Form 10-Q
period 2008-06-30
Guidance Software, Inc.
filed 2008-08-11
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 6, 2008, there were approximately 23,157,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,591	$28,350
Short-term investments	—	9,947
Trade receivables, net of allowance for doubtful accounts of $984 and $1,304, respectively	21,093	20,167
Prepaid expenses, inventory and other current assets	2,863	2,623
Deferred tax assets	1,386	1,386

Total current assets	62,933	62,473
Property and equipment, net	12,515	12,821
Other assets	489	469

Total assets	$75,937	$75,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,595	$3,737
Accrued expenses	6,421	6,621
Capital lease obligations	586	359
Deferred revenues	24,895	26,071

Total current liabilities	36,497	36,788

Long-term liabilities:
Rent incentives	3,053	2,831
Capital lease obligations	185	54
Deferred revenues	2,306	2,363

Total long-term liabilities	5,544	5,248

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,010,000 and 23,156,000 shares issued and outstanding, respectively	23	23
Additional paid-in capital	46,516	51,662
Accumulated deficit	(12,643)	(17,958)

Total stockholders’ equity	33,896	33,727

Total liabilities and stockholders’ equity	$75,937	$75,763

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
Product revenue	$10,293	$10,649	$20,381	$21,571
Services and maintenance revenue	8,241	10,845	15,749	21,613

Total revenues	18,534	21,494	36,130	43,184

Cost of revenues(1):
Cost of product revenue	656	628	1,401	1,416
Cost of services and maintenance revenue	4,703	5,887	9,216	11,534

Total cost of revenues	5,359	6,515	10,617	12,950

Gross profit	13,175	14,979	25,513	30,234

Operating expenses(1):
Selling and marketing	8,036	9,823	16,728	19,557
Research and development	2,195	3,123	4,243	6,210
General and administrative	3,478	4,145	6,568	8,476
Depreciation and amortization	816	1,013	1,515	2,064

Total operating expenses	14,525	18,104	29,054	36,307

Operating loss	(1,350)	(3,125)	(3,541)	(6,073)
Other income and expense:
Interest income	374	180	732	462
Interest expense	(22)	(15)	(54)	(31)
Other income, net	57	—	91	35

Loss before income taxes	(941)	(2,960)	(2,772)	(5,607)
Income tax provision (benefit)	25	(320)	50	(292)

Net loss	$(966)	$(2,640)	$(2,822)	$(5,315)

Net loss per share:
Basic	$(0.04)	$(0.11)	$(0.13)	$(0.23)
Diluted	$(0.04)	$(0.11)	$(0.13)	$(0.23)
Weighted average number of shares used in per share calculation:
Basic	22,425	23,135	22,357	23,110
Diluted	22,425	23,135	22,357	23,110

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the amount of share-based compensation included in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(2,822)	$(5,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,515	2,064
Provision for doubtful accounts	14	827
Share-based compensation	1,900	4,328
Excess tax benefit from share-based compensation	—	(88)
Loss on disposal of assets	122	47
Changes in operating assets and liabilities:
Trade receivables	(491)	99
Prepaid expenses, inventory and other assets	(17)	260
Accounts payable	(1,921)	(1,334)
Accrued expenses	1,071	66
Deferred revenue	2,752	1,233

Net cash provided by operating activities	2,123	2,187

Cash flows from investing activities:
Purchase of marketable debt securities	(49,386)	(9,947)
Sale of marketable debt securities	49,404	—
Purchase of property and equipment	(4,624)	(1,941)

Net cash used in investing activities	(4,606)	(11,888)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,305	730
Excess tax benefit from share-based compensation	—	88
Principal payments of capital lease obligations	(516)	(358)
Cash paid for offering expenses	(241)	—

Net cash provided by financing activities	1,548	460

Net decrease in cash and cash equivalents	(935)	(9,241)
Cash and cash equivalents, beginning of period	8,041	37,591

Cash and cash equivalents, end of period	$7,106	$28,350

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$43	$29
Income taxes	$18	$426
Non-cash activities:
Capital lease obligations incurred to acquire assets	$165	$—
Purchase of equipment included in accounts payable	$705	$476
Rent incentives	$546	$—
Recognition of uncertain tax liabilities	$130	$—

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of the Business and Summary of Significant Accounting Policies

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software solutions to conduct digital investigations. Our flagship product is EnCase® Enterprise, a comprehensive, network-enabled digital solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their network from a single location. We also sell EnCase® Forensic, primarily for use by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their staff to effectively and efficiently use our software products.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2008 and the condensed consolidated statements of operations and cash flows for the periods ended June 30, 2008 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2008 and our results of operations and cash flows for the periods ended June 30, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the December 31, 2007 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates and assumptions, including those related to bad debts, our annual performance-based bonus plan, share-based compensation, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our capital lease obligations also approximate fair value. Short-term investments, which are considered available for sale, are stated at fair value based on market quotes.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At June 30, 2008, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $28.1 million as of June 30, 2008. At June 30, 2008, all of our cash equivalents and short-term investments consisted of financial institution, corporate and government agency obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to significant concentrations of credit risk with respect to such receivables.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. We will be required to adopt SFAS 141R prospectively for any business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. SFAS 141R will only have an effect on our financial statements in the event that we enter into business combinations subsequent to that date.

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

Note 2. Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income or loss per common share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of nonvested stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded. The following is a reconciliation of the numerators and denominators of the income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(966)	$(2,640)	$(2,822)	$(5,315)

Denominator:
Basic weighted average shares outstanding	22,425	23,135	22,357	23,110
Effect of dilutive stock options	—	—	—	—

Diluted weighted average shares outstanding	22,425	23,135	22,357	23,110

Net loss per share:
Basic	$(0.04)	$(0.11)	$(0.13)	$(0.23)

Diluted	$(0.04)	$(0.11)	$(0.13)	$(0.23)

Anti-dilutive options	1,324	775	1,303	670

Anti-dilutive non-vested share awards	—	—	—	—

Note 3. Debt Obligations

We maintain a $3,000,000 revolving line of credit with a bank which expires on October 31, 2008. Borrowings under this line of credit would bear interest at a rate equal to the bank’s prime rate minus 0.75% or the bank’s LIBOR plus 1.50%, would be due on the expiration date of the facility and be collateralized by substantially all our assets. The facility requires us to maintain cash, cash equivalents, and marketable securities of not less than $10 million, not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year and limits additional indebtedness to $2,000,000. As of June 30, 2008, we were in compliance with the covenants associated with the revolving line of credit. At December 31, 2007 and June 30, 2008, no amounts were outstanding under the line.

Note 4. Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and nonvested share awards (commonly referred to as “restricted stock”). The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, and an additional 828,000 shares on each of January 1, 2007, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, a proposal to accelerate the January 1, 2009 contribution of shares to July 1, 2008 was approved by our stockholders. Employees, officers and directors are eligible under the Plan, which is administered by the Board of Directors, who determines the terms and conditions of each grant. The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

At June 30, 2008, approximately 310,000 shares remain available for grant as options or nonvested share awards under the Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2008 follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices	Aggregate Intrinsic Value
Outstanding, December 31, 2007	4,553,000	$9.11	$4.54 - 14.32
Granted	327,000	$10.43	$10.23 - 10.49
Exercised	(146,000)	$5.00	$4.54 - 10.75
Canceled or forfeited	(326,000)	$11.55	$4.54 - 14.32

Outstanding, June 30, 2008	4,408,000	$9.16	$4.54 - 14.32	$8,390,000

Exercisable, June 30, 2008	1,527,000	$5.74	$4.54 - 12.94	$6,207,000

We define in-the-money options at June 30, 2008 as options that had exercise prices that were lower than the $9.55 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2008 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock at that date. The total intrinsic value of the 146,000 options exercised during the six months ended June 30, 2008 was $952,000, determined as of the date of exercise. At June 30, 2008, the weighted average contractual life of outstanding options and exercisable options was 8.0 years and 6.7 years, respectively.

For options granted after January 1, 2006, the total fair value of options vested during the six months ended June 30, 2008 was approximately $1,020,000; options awarded prior to January 1, 2006 were granted prior to our adoption of FAS 123R and did not have an estimable fair value.

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to certain executives and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. The first awards of nonvested share awards were made in February 2007, when approximately 40,000 shares were granted with three-month vesting periods. Subsequently, additional grants were awarded which generally vest 25% annually over a four-year period; however, a 100,000 share award to our President and Chief Executive Officer vests 100% in December 2011. A summary of nonvested share awards activity for the six months ended June 30, 2008 follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2007	499,000	$14.02	$12.80 - 14.32
Granted	219,000	10.18	9.11 - 10.49
Vested and issued	—	—	—
Forfeited	(24,000)	13.68	10.49 - 14.32

Outstanding, June 30, 2008	694,000	$12.82	$9.11 - 14.32

We experienced disqualifying dispositions of incentive stock options during the six months ended June 30, 2008. Disqualifying dispositions result in a tax deduction in our corporate tax return equal to the intrinsic value of the option at exercise. To the extent we have previously recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, we record the benefit from the disqualifying dispositions as a reduction in our income tax provision.

As a result of the disqualifying dispositions of incentive stock options during the six months ended June 30, 2008, the $0.1 million tax benefit related to options that were granted prior to the adoption of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” (Note 5) was recorded as a reduction of our current year tax liability and an increase to additional paid-in capital. The tax benefit related to the exercise of options granted subsequent to the adoption of SFAS 123R was recorded as a reduction of current year tax expense and the tax liability.

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

With the exception of one option granted in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Risk-free interest rate	4.5%	3.4%	4.5%	3.3%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	68.2%	48.2%	69.0%	48.6%
Weighted average grant date fair value	$8.50	$5.22	$8.58	$5.34

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

In December 2007, we granted our President and Chief Executive Officer an option to purchase 500,000 shares of our common stock at the price of $12.80 per share which vests, in 25% increments, only upon attainment of specified market-based conditions tied to the market value of our common stock. Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. Accordingly, using the Monte Carlo binomial simulation model, we estimated that the weighted average grant date fair value of this award was $5.68 per option, with derived service periods ranging from 15 to 32 months for the four performance levels, and averaging 24 months. Under FAS 123R, the calculated $2.8 million fair value of this award must be recognized as expense over a weighted average period of approximately two years whether the market conditions are met or not so long as the grantee meets the service condition.

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of FAS 123R (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Stock option awards	$550	$1,660	$1,173	$3,300
Nonvested share awards	270	552	535	1,028
Acceleration of vesting period for former employee	192	—	192	—

Share-based compensation expense	$1,012	$2,212	$1,900	$4,328

As of June 30, 2008, there was approximately $21.4 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.6 years. We expect to record approximately $8.7 million in share-based compensation in 2008 related to options and nonvested share awards outstanding at June 30, 2008.

Note 6. Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to accumulated deficit. During the year ended December 31, 2007, our liability for uncertain tax positions was reduced to an immaterial amount upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at June 30, 2008. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2007 remain subject to review by the taxing authorities in several jurisdictions.

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

Note 7. Fair Value Measurements

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. There was no impact upon the adoption of SFAS 157 to the unaudited condensed consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly, and corroborated by market data.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Eurodollar certificate of deposit	$10,000	$10,000	$—	$—
Corporate commercial paper	2,995	2,995	—	—
			—	—
Short-term investments:			—	—
Eurodollar certificate of deposit	5,000	5,000	—	—
U. S. government agency securities	4,947	4,947	—	—

Total available for sale marketable securities	$22,942	$22,942	$—	$—

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. The net unrealized loss on our available-for-sale securities at June 30, 2008 was less than $1,000.

Note 8. Contingencies

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

Note 9. Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments. The types of products and services provided by each segment are summarized below:

•	Products segment—includes EnCase® Enterprise Software, including EnCase® eDiscovery, EnCase® Forensic Software, Premium License Support Program, and hardware sales.

•	Professional services segment—is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment—is our division that provides training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment—Maintenance related revenue and costs.

We refer to the revenue generated by our professional services and training segments, collectively, as services revenue. We refer to the revenue generated by our training segment as training revenue. We refer to the revenue generated by our maintenance segment as maintenance revenue.

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by each operating segment (certain 2007 revenue balances have been reclassified to conform to the current year presentation):

	Three Months Ended June 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,293	$2,969	$2,177	$3,095	$18,534
Cost of revenues	656	2,785	1,475	443	5,359

Gross profit	$9,637	$184	$702	$2,652	13,175

Operating expenses:
Selling and marketing					8,036
Research and development					2,195
General and administrative					3,478
Depreciation and amortization					816

Total operating expenses					14,525

Operating loss					(1,350)
Interest income					374
Interest expense					(22)
Other income, net					57

Loss before income taxes					$(941)

	Three Months Ended June 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,649	$3,711	$2,462	$4,672	$21,494
Cost of revenues	628	3,823	1,528	536	6,515

Gross profit	$10,021	$(112)	$934	$4,136	14,979

Operating expenses:
Selling and marketing					9,823
Research and development					3,123
General and administrative					4,145
Depreciation and amortization					1,013

Total operating expenses					18,104

Operating loss					(3,125)
Interest income					180
Interest expense					(15)
Other income, net					—

Loss before income taxes					$(2,960)

	Six Months Ended June 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$20,381	$5,663	$4,137	$5,949	$36,130
Cost of revenues	1,401	5,538	2,808	870	10,617

Gross profit	$18,980	$125	$1,329	$5,079	25,513

Operating expenses:
Selling and marketing					16,728
Research and development					4,243
General and administrative					6,568
Depreciation and amortization					1,515

Total operating expenses					29,054

Operating loss					(3,541)
Interest income					732
Interest expense					(54)
Other income, net					91

Loss before income taxes					$(2,772)

	Six Months Ended June 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$21,571	$7,772	$5,008	$8,833	$43,184
Cost of revenues	1,416	7,413	3,067	1,054	12,950

Gross profit	$20,155	$359	$1,941	$7,779	30,234

Operating expenses:
Selling and marketing					19,557
Research and development					6,210
General and administrative					8,476
Depreciation and amortization					2,064

Total operating expenses					36,307

Operating loss					(6,073)
Interest income					462
Interest expense					(31)
Other income, net					35

Loss before income taxes					$(5,607)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Six Months Ended June 30,
	2007	2008
Revenues
United States.	$27,294	$33,409
Europe	4,966	5,774
Asia	2,084	2,605
Other	1,786	1,396

	$36,130	$43,184

Note 10. Subsequent Events

Effective August 7, 2008, our employment relationship with Frank Sansone, our Chief Financial Officer, ended and, in July 2008, our employment relationship with our Senior Vice President of Worldwide Sales also ended. Under the terms of their respective separation agreements, both are entitled to certain severance benefits, which we expect will result in a charge to earnings of approximately $0.8 million during the third quarter of 2008, of which $0.3 million pertains to non-cash share-based compensation.

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

•

Prevalence and impact of hacking incidents and spread of malicious software. The increasing sophistication of hacking attacks on government and private networks and the global spread of malicious software, such as viruses, worms and rootkits, have increased the focus of corporations and large government organizations on digital investigations and other aspects of network security. This has, in turn, increased demand for our products. Future changes in the number and severity of such attacks or the spread of malicious software could have an effect on the demand for our products.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2008.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
Product revenue	55.5%	49.5%	56.4%	50.0%
Services and maintenance revenue	44.5	50.5	43.6	50.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	3.5	2.9	3.9	3.3
Cost of services and maintenance revenue	25.4	27.4	25.5	26.7

Total cost of revenues	28.9	30.3	29.4	30.0

Gross profit	71.1	69.7	70.6	70.0

Operating expenses:
Selling and marketing	43.4	45.7	46.3	45.3
Research and development	11.8	14.5	11.7	14.4
General and administrative	18.8	19.3	18.2	19.6
Depreciation and amortization	4.4	4.7	4.2	4.8

Total operating expenses	78.4	84.2	80.4	84.1

Operating loss	(7.3)	(14.5)	(9.8)	(14.1)
Other income and expense:
Interest income	2.0	0.8	2.0	1.1
Interest expense	(0.1)	(0.1)	(0.2)	(0.1)
Other income, net	0.3	0.0	0.3	0.1

Loss before income taxes	(5.1)	(13.8)	(7.7)	(13.0)
Income tax provision (benefit)	0.1	(1.5)	0.1	(0.7)

Net loss	(5.2)%	(12.3)%	(7.8)%	(12.3)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$23	$7	$46	$24
Cost of services and maintenance revenue	167	463	331	904
Selling and marketing	420	740	663	1,434
Research and development	122	374	253	723
General and administrative	280	628	607	1,243

Total non-cash share based compensation	$1,012	$2,212	$1,900	$4,328

(1)	Non-cash share-based compensation relates to stock options and nonvested share awards granted to employees measured under the fair value method. See Notes 4 and 5 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2007 and 2008

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	Increase/ (decrease)	2008	2007	Increase/ (decrease)	2008
Product revenues:
Encase® Enterprise (1)	$7.4	(7%)	$7.0	$14.8	(2%)	$14.5
Encase® Forensic (2)	2.5	24%	3.1	4.8	23%	5.9
Other	0.4	76%	0.6	0.8	59%	1.2

Total product revenues	10.3	4%	10.7	20.4	6%	21.6

Services and maintenance revenues:
Professional services	2.9	25%	3.7	5.7	37%	7.8
Training	2.2	13%	2.4	4.1	21%	5.0
Maintenance and other	3.1	51%	4.7	5.9	49%	8.8

Total services and maintenance revenues	8.2	32%	10.8	15.7	37%	21.6

Total revenues	$18.5	16%	$21.5	$36.1	20%	$43.2

(1)	Includes perpetual licenses related to our eDiscovery and Information Assurance add-on products.

(2)	Includes revenues related to our Premium License Support Program.

We generate product revenue principally from sales of our EnCase® Enterprise and EnCase® Forensic products. A substantial portion of the EnCase® Enterprise and EnCase® Forensic license agreements we enter into include perpetual license terms. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. In addition, we sell our Neutrino™ mobile forensic device and certain other forensic hardware which we include in “Other” product revenue. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $0.4 million (4%) in the second quarter of 2008 over the 2007 quarter, with that growth driven primarily by an increase in Encase® Forensic licenses and subscriptions and Other revenues, partially offset by lower Enterprise license sales. Total sales revenues from our EnCase® Enterprise products decreased 7% quarter over quarter, with lower sales of add-on modules outpacing increased sales of the basic EnCase® Enterprise platform. During second quarter 2008, we sold

18 EnCase® eDiscovery, Information Assurance and AIRS add-on modules as compared to 20 in the second quarter of 2007. Forensic revenues increased due to increased commercial sales and an increase in the amortization of deferred governmental revenues as the expected life of the current version of that product approaches an end. The increase in Other product revenues reflects new efforts to sell certain third-party products integrated with our software platforms and increased sales of Neutrino.™

For the six months ended June 30, 2008, product revenues increased by $1.2 million (6%) compared to the comparable 2007 period, with that growth also driven primarily by increased Encase® Forensic licenses and subscriptions, due to increased commercial sales and an increase in the amortization of deferred governmental revenues as the expected life of the current version of that product approaches an end. Total sales revenues from our EnCase® Enterprise products decreased 2% year over year due to lower sales of the basic EnCase® Enterprise platform. During the first halves of both 2008 and 2007, we sold 34 EnCase® eDiscovery, Information Assurance and AIRS add-on modules. The increase in Other product revenues reflects new efforts to sell certain third-party products integrated with our software platforms and increased sales of Neutrino.™

Services and maintenance revenues increased $2.6 million (32%) in the second quarter of 2008, with our maintenance and professional services segments producing revenue increases of $1.6 million and $0.8 million, respectively, over the comparable 2007 quarter. The continuing growth in maintenance revenues is the result of an on-going overall increase in our installed product base and a high annual renewal rate (approximately 85%) by customers desiring continuing maintenance support on our products. The professional services revenue growth has been driven by larger eDiscovery services engagements. eDiscovery services accounted for approximately 75% of professional services billings, with forensic and implementation engagements accounting for approximately 13% and 9%, respectively. The number of professional services personnel has increased from approximately 55 at June 30, 2007 to approximately 65 at June 30, 2008. Training services revenue increased $0.2 million in second quarter 2008 as the number of customers we train has increased as compared to the 2007 quarter, due to growth in our installed product base and the greater availability of our training courses.

Services and maintenance revenues increased $5.9 million (37%) in the six months ended June 30, 2008, with our maintenance and professional services segments producing revenue increases of $2.9 million and $2.1 million, respectively, over the comparable 2007 period. The continuing growth in maintenance revenues is the result of the on-going overall increase in our installed product base and high annual renewal rate. The professional services revenue growth has been driven by larger eDiscovery services engagements and increased demand for our services. Training services revenue increased $0.9 million in the first half of 2008 as the number of customers we train has increased due both to growth in our installed product base and the greater availability of our training courses.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	Increase/ (decrease)	2008	2007	Increase	2008
Cost of product revenues	$0.6	(4%)	$0.6	$1.4	1%	$1.4

Cost of services and maintenance revenues:
Professional services	2.8	37%	3.8	5.5	34%	7.4
Training	1.5	4%	1.6	2.8	9%	3.1
Maintenance and other	0.4	21%	0.5	0.9	21%	1.1

Total cost of services and maintenance revenues	4.7	25%	5.9	9.2	25%	11.6

Total cost of revenues	$5.3	22%	$6.5	$10.6	22%	$13.0

Share-based compensation included above:
Cost of product revenues	$—		$—	$—		$—

Cost of services and maintenance revenues	$0.2		$0.5	$0.3		$0.9

Gross Margin Percentage
Products	93.6%		94.1%	93.1%		93.4%

Services and maintenance	42.9%		45.7%	41.5%		46.6%

Total	71.1%		69.7%	70.6%		70.0%

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

The costs of professional services and training revenue are largely comprised of employee compensation, including share-based compensation, costs and related overhead expenses, travel and facilities costs. The cost of maintenance revenue consists primarily of commissions paid to our third party service provider for contract renewals and includes employee compensation cost for customer technical support.

The cost of product revenues in second quarter 2008 was essentially even with the 2007 quarter, and generally consistent with the 4% growth in product revenues. As a result, the product gross margin increased slightly from 93.6% in second quarter 2007 to 94.1% in the 2008 quarter.

Total cost of services and maintenance revenue increased $1.2 million, or 25%, in second quarter 2008, on an overall increase in services and maintenance revenue of $2.6 million (32%) over second quarter 2007. Since June 30, 2007, we increased our team of professional services consulting personnel, which contributed to increased total services and maintenance compensation expense of $0.9 million (including a $0.3 million increase in share-based compensation) and employee benefit costs. In addition, travel expense related to consulting and training increased $0.1 million due to increased activity and bad debt expense increased $0.2 million. Overall, the services and maintenance gross margin improved to 45.7% in second quarter 2008 compared to 42.9% in the 2007 quarter. Individually, the gross margins of our segments changed from second quarter 2007 to second quarter 2008 as follows: professional services segment, from 6.2% to (3.0%), training segment, from 32.3% to 37.9%; maintenance segment, from 85.7% to 88.5%.

The cost of product revenues in the first six months of 2008 was essentially even with the 2007 period, and generally consistent with the relatively modest 6% growth in product revenues. Product gross margin increased slightly from 93.1% in the first half of 2007 to 93.4% in the 2008 period.

For the first six months of 2008, total cost of services and maintenance revenue increased $2.4 million, or 25%, on an overall increase in services and maintenance revenue of $5.9 million (37%) over the 2007 period, with the majority of the increase ($1.9 million) in the professional services division. As noted for the second quarter, increased professional services staffing has contributed to increased total services and maintenance compensation expense of $1.6 million (including a $0.6 million increase in share-based compensation) and related employee benefit and recruiting costs. In addition, travel and entertainment expense related to consulting and training increased $0.2 million due to increased activity and bad debt expense increased $0.2 million. Overall, the services and maintenance gross margin improved to 46.6% in the first half of 2008 compared to 41.5% in the 2007 period. Individually, the gross margins of our segments increased from the first six months of 2007 to 2008 as follows: professional services segment, from 2.2% to 4.6%, training segment, from 32.1% to 38.8%; maintenance segment, from 85.4% to 88.1%.

Although the gross margin percentages for both products and services and maintenance improved during both the second quarter and first half of 2008 over 2007, the overall gross margin decreased in both 2008 periods due to the significant revenue contribution from the professional services segment, which operated at a negative margin in the second quarter 2008 and with a significantly lower gross margin than products or the other services in the current year to date.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Selling and marketing expenses	$8.0	22%	$9.8	$16.7	17%	$19.6

As a percentage of revenue	43.4%		45.7%	46.3%		45.3%

Share-based compensation included above	$0.4		$0.7	$0.7		$1.4

Selling and marketing expenses consist primarily of base and incentive (sales commissions and share-based) compensation and related overhead expenses for employees engaged in selling and marketing. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing and trade show events (net of amounts received from sponsors and participants), product management and travel and entertainment.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino™, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was approximately 140 and 160 at June 30, 2007 and 2008, respectively.

Selling and marketing expenses in second quarter 2008 increased $1.8 million (22%) over 2007, of which $0.7 million consisted of compensation and commission costs largely due to increased staffing and share-based compensation. Higher costs were also incurred for marketing events and public relations ($0.3 million), bad debts ($0.2 million), eMarketing ($0.2 million) and travel and entertainment ($0.1 million).

Year to date, selling and marketing expenses increased $2.9 million (17%) in 2008 over 2007, with the majority of that total attributable to higher compensation ($1.0 million) costs, including a $0.7 million increase in share-based compensation, and commission ($0.8 million) costs. Higher costs were also incurred for eMarketing ($0.3 million), marketing events ($0.2 million), bad debts ($0.2 million) and recruiting ($0.1 million).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Research and development expenses	$2.2	42%	$3.1	$4.2	46%	$6.2

As a percentage of revenue	11.8%		14.5%	11.7%		14.4%

Share-based compensation included above	$0.1		$0.4	$0.3		$0.7

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses for research and development personnel, including quality assurance and testing. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 53 at June 30, 2007 to 67 at June 30, 2008.

Research and development expenses increased $0.9 million, or 42%, in the second quarter of 2008 over the 2007 quarter. The higher expenses were driven by increases of $0.7 million in compensation costs (including $0.3 million in share-based compensation) due to increased staffing and $0.2 million in benefits, recruiting and other employee-related costs.

For the six months ended June 30, 2008, research and development expenses increased $2.0 million over the first six months of 2007, with compensation-related costs (including share-based compensation) accounting for $1.4 million of that increase, and benefits, recruiting and other employee-related costs accounting for the majority of the balance.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
General and administrative expenses	$3.5	19%	$4.1	$6.6	29%	$8.5

As a percentage of revenue	18.8%		19.3%	18.2%		19.6%

Share-based compensation included above	$0.3		$0.6	$0.6		$1.2

General and administrative expenses consist of compensation, including share-based compensation, and related overhead expenses for personnel engaged in the accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional services fees, including fees from auditors and attorneys, other corporate expenses and related overhead. The number of general and administrative personnel that we employ was 65 and 68 at June 30, 2007 and 2008, respectively.

General and administrative expenses in second quarter 2008 increased $0.6 million, or 19%, over the 2007 quarter. Higher legal expenses accounted for $0.3 million of that 2008 quarterly increase. Although base compensation expense was essentially unchanged year to year, share-based compensation increased $0.3 million in 2008.

Year to date, general and administrative expenses increased $1.9 million, or 29%, in 2008 over the 2007 period. Contributing to the increased expenses were share-based compensation ($0.6 million), bad debt expense ($0.4 million), legal fees ($0.3 million), benefits and employee-related costs ($0.2 million), costs associated with a new ERP implementation ($0.2 million).

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Depreciation and amortization expense	$0.8	24%	$1.0	$1.5	36%	$2.1

As a percentage of revenue	4.4%		4.7%	4.2%		4.8%

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense in second quarter 2008 increased $0.2 million, or 24%, over the 2007 quarter, and increased $0.6 million, or 36%, for the first half, primarily due to the 2007 investment of approximately $8.6 million in the openings or expansions of our facilities and the investment in leasehold improvements, networks and phone equipment to permit several of our remote offices to safely access our corporate network.

Interest Income

Interest income decreased to $0.2 million in the second quarter of 2008, compared to $0.4 million in the 2007 period, and decreased to $0.5 million year to date 2008 compared to $0.7 million in 2007, with those decreases resulting from lower market interest rates on our cash equivalents and short-term investments.

Income Tax Provision

We recorded an income tax benefit for the second quarter of 2008 of $320,000 as compared to a $25,000 provision for the same period one year prior and a benefit of $292,000 year to date in 2008 compared to a provision of $50,000 in 2007 based on our estimated effective annual tax rate and taxable income (loss) for the respective years.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of June 30, 2008, we had $28.4 million in cash and cash equivalents and $9.9 million in short-term investments. We believe that our cash flow from operations and our cash, cash equivalents and short-term investments are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2008 compared with $2.1 million in the six months ended June 30, 2007. This relatively small increase in cash provided by operations is the net result of a number of largely offsetting variances. The first and fourth quarters are typically our strongest quarters for cash collections, a consequence of much higher sales volumes typically experienced in the third and fourth quarters.

Net cash used by investing activities was $11.9 million in the six months ended June 30, 2008 compared to $4.6 million in 2007 due to an investment of $9.9 million in short-term investments, partially offset by reduced ($2.7 million) expenditures for property and equipment, in the current year. In the first half of 2007, capital expenditures accounted for the net use of cash by investing activities, with sales and purchases of marketable securities largely offsetting. In 2007, capital expenditures were largely related to the construction and build-out of office facilities while in 2008 they are largely related to our implementation of a new ERP system.

Net cash provided by financing activities was $0.5 million for the first half of 2008 compared with $1.5 million for the 2007 period. The decrease in cash provided by financing activities was primarily due to lower proceeds from the exercise of stock options. In each of the periods, we paid down capital lease obligations and, in 2007, we paid certain remaining costs of our initial public stock offering.

We maintain a $3.0 million line of credit with a bank. This line of credit presently terminates on October 31, 2008. At June 30, 2008, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants. At June 30, 2008, we were in compliance with the covenants associated with the revolving line of credit.

At June 30, 2008, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2007 was approximately $23.9 million, of which $4.1 million was due during 2008. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

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

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. We will be required to adopt SFAS 141R prospectively for any business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. SFAS 141R will only have an effect on our financial statements in the event that we enter into business combinations subsequent to that date.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At June 30, 2008, all of our cash and cash equivalents and short-term investments consisted of federal agency and corporate obligations and deposits with financial institutions.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer (until his employment relationship with us ended effective August 7, 2008) and our Principal Accounting Officer (who is acting as Principal Financial Officer until a new Chief Financial Officer is employed starting October 2008), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the objectives of the control system and, accordingly, management must apply considerable judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our Chief Executive Officer and our Principal Accounting Officer have concluded that as of June 30, 2008, these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional pricing models for our EnCase® Enterprise eDiscovery product could negatively impact our revenue in the short term.

We recently announced our intention to release a version of our EnCase® Enterprise eDiscovery software that will be billed to customers based upon the volume of data searched, collected, and processed using the software. We refer to this as our pay-per-use model. Traditionally, our pricing model for this software has been based upon a perpetual license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met). Under this new model, revenue will be recorded as our customers use the software to search, collect and process data, not at the point in which the software is delivered. We believe this pay-per-use pricing model will drive our long-term growth of eDiscovery revenues due to three factors. First, customers with limited or no capital budgets, will still be able to acquire and use EnCase® eDiscovery. Second, we are no longer limited to competing with other enterprise software companies for capital budget dollars. Third, the pool of target companies is greatly increased as mid-market companies would have the ability to use the product without a major capital outlay. This new pricing model, in conjunction with our traditional perpetual license model, provides extreme flexibility for our customers to choose a pricing structure that best suits their particular situation. However, in the event that customers in our current pipeline choose our pay-per-use pricing model instead of a perpetual license, we could see a short-term decrease in license revenue from our eDiscovery product.

Our effective tax rate may fluctuate, which could increase our income tax expense and reduce our net income.

In preparing our quarterly and annual consolidated financial statements, we estimate our income tax liability in each of the foreign and domestic jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws and our interpretation of current tax laws. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

On May 20, 2008, we held our annual stockholders’ meeting, at which our stockholders (i) elected seven directors to hold office until the next annual election of directors, (ii) approved a shareholder proposal to accelerate the annual contribution of shares to our 2004 Equity Incentive Plan from January 1, 2009 to July 1, 2008, and (iii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008. The votes on such matters were as follows:

I. Election of Directors:

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Shawn McCreight	22,013,150	30,578
Victor Limongelli	22,015,653	28,075
Kathleen O’Neil	21,599,861	443,867
Stephen Richards	22,017,003	26,725
Marshall Geller	20,833,268	1,210,460
Robert van Schoonenberg	21,605,288	438,440
Jeff Lawrence	22,018,003	25,725

II. Approval of a shareholder proposal to accelerate the annual contribution of shares to our 2004 Equity Incentive Plan from January 1, 2009 to July 1, 2008:

For	Against	Non-votes	Abstain
15,491,796	4,782,540	1,763,963	5,429

III. Ratification of appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain	Abstain
22,011,006	27,859	4,863	5,429

Item 5.	Other Information

Effective August 7, 2008, Frank J. Sansone, who had served as Chief Financial Officer (Principal Financial Officer), ended his employment relationship with Guidance. Until his successor joins Guidance, Christopher A. Powell, Senior Director – Finance and our Principal Accounting Officer, is our acting Principal Financial Officer.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

By:	/s/ Christopher A. Powell
Christopher A. Powell Senior Director - Finance (Acting Principal Financial Officer)

Dated: August 11, 2008