Form 10-Q
period 2008-09-30
Guidance Software, Inc.
filed 2008-11-10
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes  ☐    No  ☑

As of November 5, 2008, there were approximately 23,255,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	September 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,591	$29,000
Short-term investments	—	5,000
Trade receivables, net of allowance for doubtful accounts of $984 and $1,506 respectively	21,093	25,982
Prepaid expenses, inventory and other current assets	2,863	2,692
Deferred tax assets	1,386	—

Total current assets	62,933	62,674
Property and equipment, net	12,515	13,909
Other assets	489	448

Total assets	$75,937	$77,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,595	$4,649
Accrued expenses	6,421	7,242
Capital lease obligations	586	232
Deferred revenues	24,895	27,192

Total current liabilities	36,497	39,315

Long-term liabilities:
Rent incentives	3,053	2,645
Capital lease obligations	185	37
Deferred revenues	2,306	2,674

Total long-term liabilities	5,544	5,356

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,010,000 and 23,217,000 shares issued and outstanding, respectively	23	23
Additional paid-in capital	46,516	54,210
Treasury stock, at cost, zero and 42,500 shares, respectively	—	(251)
Accumulated deficit	(12,643)	(21,622)

Total stockholders’ equity	33,896	32,360

Total liabilities and stockholders’ equity	$75,937	$77,031

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
Product revenue	$11,616	$12,515	$31,997	$34,086
Services and maintenance revenue	8,661	10,610	24,410	32,223

Total revenues	20,277	23,125	56,407	66,309

Cost of revenues (1):
Cost of product revenue	653	811	2,054	2,227
Cost of services and maintenance revenue	4,584	5,624	13,800	17,158

Total cost of revenues	5,237	6,435	15,854	19,385

Gross profit	15,040	16,690	40,553	46,924

Operating expenses (1):
Selling and marketing	7,863	9,945	24,591	29,502
Research and development	2,294	3,254	6,537	9,464
General and administrative	3,681	4,655	10,249	13,131
Depreciation and amortization	909	1,008	2,424	3,072

Total operating expenses	14,747	18,862	43,801	55,169

Operating income (loss)	293	(2,172)	(3,248)	(8,245)
Other income and expense:
Interest income	354	177	1,086	639
Interest expense	(30)	(12)	(84)	(43)
Other income, net	4	35	95	70

Income (loss) before income taxes	621	(1,972)	(2,151)	(7,579)
Income tax provision	983	1,692	1,033	1,400

Net loss	$(362)	$(3,664)	$(3,184)	$(8,979)

Net loss per share:
Basic	$(0.02)	$(0.16)	$(0.14)	$(0.39)
Diluted	$(0.02)	$(0.16)	$(0.14)	$(0.39)
Weighted average number of shares used in per share calculation:
Basic	22,745	23,170	22,485	23,130
Diluted	22,745	23,170	22,485	23,130

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the amount of share-based compensation included in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(3,184)	$(8,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,424	3,072
Provision for doubtful accounts	220	1,227
Share-based compensation	2,890	6,732
Deferred income taxes	—	1,386
Excess tax benefit from share-based compensation	(953)	—
Loss on disposal of assets	122	72
Changes in operating assets and liabilities:
Trade receivables	(2,759)	(6,116)
Prepaid expenses, inventory and other assets	(39)	212
Accounts payable	(2,741)	(1,012)
Accrued expenses	2,619	413
Deferred revenue	6,409	2,665

Net cash provided by (used in) operating activities	5,008	(328)

Cash flows from investing activities:
Purchase of marketable debt securities	(49,386)	(9,947)
Sale of marketable debt securities	74,097	4,947
Purchase of property and equipment	(5,781)	(3,472)

Net cash provided by (used in) investing activities	18,930	(8,472)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,163	962
Repurchase of common stock	—	(251)
Excess tax benefit from share-based compensation	953	—
Principal payments of capital lease obligations	(726)	(502)
Cash paid for offering expenses	(241)	—

Net cash provided by financing activities	3,149	209

Net increase (decrease) in cash and cash equivalents	27,087	(8,591)
Cash and cash equivalents, beginning of period	8,041	37,591

Cash and cash equivalents, end of period	$35,128	$29,000

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$60	$38
Income taxes	$18	$441
Non-cash activities:
Purchase of equipment included in accounts payable	$1,608	$1,066
Capital lease obligations incurred to acquire assets	$238	$—
Rent incentives	$1,171	$—
Recognition of uncertain tax liabilities	$130	$—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of operations and cash flows for the periods ended September 30, 2008 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2008 and our results of operations and cash flows for the periods ended September 30, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the December 31, 2007 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At September 30, 2008, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 (increased in October 2008 to $250,000). Uninsured balances aggregate approximately $28.7 million as of September 30, 2008. At September 30, 2008, all of our cash equivalents and short-term investments consisted of financial institution, corporate and government agency obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to significant concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities and are required to adopt SFAS 157 in the first quarter of 2009 for nonfinancial assets and liabilities. Adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial position and results of operations and we do not expect adoption of SFAS 157 with respect to nonfinancial assets and liabilities to have a material impact on our consolidated financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(362)	$(3,664)	$(3,184)	$(8,979)

Denominator:
Basic weighted average shares outstanding	22,745	23,170	22,485	23,130
Effect of dilutive share-based awards	—	—	—	—

Diluted weighted average shares outstanding	22,745	23,170	22,485	23,130

Net loss per share:
Basic	$(0.02)	$(0.16)	$(0.14)	$(0.39)

Diluted	$(0.02)	$(0.16)	$(0.14)	$(0.39)

Had we been in a net income position for the respective periods, weighted average common share equivalents of 755,000 and 490,000 shares outstanding during the three month periods ended September 30, 2007 and 2008 and 1,105,000 and 610,000 shares outstanding during the nine month periods ended September 30, 2007 and 2008, respectively, would have been dilutive.

The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options were greater than the average market price of the Company’s shares of common stock during the three month periods ended September 30, 2007 and 2008 were 315,000 and 2,785,000 respectively, and 105,000 and 2,600,000 during the nine month periods ended September 30, 2008 and 2007, respectively.

Note 3. Debt Obligations

We maintain a $3,000,000 revolving line of credit with a bank which was amended on October 6, 2008 to extend its expiration date to April 30, 2010 and modify certain administrative terms. Borrowings under this line of credit would bear interest at a rate equal to the bank’s prime rate minus 0.75% or the bank’s LIBOR plus 1.50%, at our election, and be due on the expiration date of the facility and be collateralized by substantially all our assets. The facility requires us to maintain cash, cash equivalents, and marketable securities of not less than $10 million, not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year and limits additional indebtedness to $2,000,000. As of September 30, 2008, we were in compliance with the covenants associated with the revolving line of credit. At December 31, 2007 and September 30, 2008, no amounts were outstanding under the line.

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

At September 30, 2008, approximately 1,232,000 shares remain available for grant as options or nonvested share awards under the Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2008 follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices	Aggregate Intrinsic Value
Outstanding, December 31, 2007	4,553,000	$9.11	$4.54 - 14.32
Granted	367,000	$10.47	$10.23 - 10.84
Exercised	(205,000)	$4.93	$4.54 - 10.75
Canceled or forfeited	(505,000)	$10.33	$4.54 - 14.32

Outstanding, September 30, 2008	4,210,000	$9.29	$4.54 - 14.32	$184,000

Exercisable, September 30, 2008	1,710,000	$6.42	$4.54 – 12.94	$154,000

We define in-the-money options at September 30, 2008 as options that had exercise prices that were lower than the $4.69 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2008 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock at that date. The total intrinsic value of the 205,000 options exercised during the nine months ended September 30, 2008 was $1,035,000, determined as of the date of exercise. At September 30, 2008, the weighted average contractual life of outstanding options and exercisable options was 7.7 years and 6.3 years, respectively.

For options granted after January 1, 2006, the total fair value of options vested during the nine months ended September 30, 2008 was approximately $2,765,000; options awarded prior to January 1, 2006 were granted prior to our adoption of FAS 123R and did not have an estimable fair value.

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to certain executives and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. The first awards of nonvested share awards were made in February 2007, when approximately 40,000 shares were granted with three-month vesting periods. Subsequently, additional grants were awarded which generally vest 25% annually over a four-year period; however, a 100,000 share award to our President and Chief Executive Officer vests 100% in December 2011. A summary of nonvested share awards activity for the nine months ended September 30, 2008 follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2007	499,000	$14.02	$12.80 - 14.32
Granted	281,000	10.33	9.11 - 10.84
Vested and issued	(2,000)	9.11	9.11
Forfeited	(43,000)	12.39	9.11 - 14.32

Outstanding, September 30, 2008	735,000	$12.70	$9.11 - 14.32

We experienced disqualifying dispositions of incentive stock options during the nine months ended September 30, 2008. Disqualifying dispositions result in a tax deduction in our corporate tax return equal to the intrinsic value of options at the time of exercise. Intrinsic value is the total value of exercised shares based on the price of our common stock at the time of exercise less the cash received from employees upon exercise.

We did not realize any tax benefits from disqualifying dispositions during the nine months ended September 30, 2008. As a result of disqualifying dispositions of incentive stock options during the nine months ended September 30, 2007, a $1.0 million tax benefit related to options that were granted prior to the adoption of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” (Note 5) was recorded as a reduction of our 2007 tax liability and an increase to additional paid-in capital. The tax benefit related to the exercise of options granted subsequent to the adoption of SFAS 123R was recorded as a reduction of our 2007 tax expense and tax liability.

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

With the exception of one option granted in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Risk-free interest rate	4.6%	3.4%	4.6%	3.3%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	70.4%	50.6%	69.8%	48.8%
Weighted average grant date fair value	$7.72	$5.73	$8.07	$5.38

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

In June 2007 and August 2008, under the terms of the separation agreements of two former executives, we accelerated the vesting of certain options held by those executives permitting them to purchase previously unvested shares of our common stock within specified periods of their terminations. The terms of the August 2008 separation agreement also accelerated the vesting of an award of approximately 2,000 nonvested shares. The modifications of these awards resulted in $192,000 and $280,000 of compensation expense in 2007 and 2008, respectively.

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of FAS 123R (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock option awards	$990	$1,573	$2,163	$4,873
Nonvested share awards	—	551	535	1,579
Acceleration of vesting period for former employees	—	280	192	280

Share-based compensation expense	$990	$2,404	$2,890	$6,732

Approximately $1.4 million of the increase in the stock option and nonvested share awards expense in the nine months ended September 30, 2008 is attributable to the December 2007 award to our President and Chief Executive Officer.

As of September 30, 2008, there was approximately $19.6 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.4 years. We expect to record approximately $8.9 million in share-based compensation in 2008 related to options and nonvested share awards outstanding at September 30, 2008.

Note 6. Income Taxes

In connection with the termination of our S Corporation status in December 2006, we recorded deferred tax assets, which were fully offset by a valuation allowance. In 2007, the Company generated additional deferred tax assets that were partially valued in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” For the three and nine months ended September 30, 2008, our effective tax rates of (85.8%) and (18.5%), respectively, differed from the statutory rate of 34% primarily due to the determination during the three months ended September 30, 2008 that a full valuation allowance was required against our existing net deferred tax assets.

Management’s judgment is required in assessing the realizability of future deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize a tax benefit from the reversal of temporary differences and net operating loss carryforwards. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management will continue to evaluate the realizability of any deferred tax assets and related valuation allowances. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment as a component of the income tax provision or benefit during the period in which we make that determination.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we recorded uncertain tax positions by recognizing additional liabilities totaling $130,000 through a charge to accumulated deficit. During the year ended December 31, 2007, our liability for uncertain tax positions was reduced to an immaterial amount upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at September 30, 2008. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2007 remain subject to review by the taxing authorities in several jurisdictions.

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Eurodollar certificate of deposit	$10,000	$10,000	$—	$—
Corporate commercial paper	4,996	4,996	—	—
Money market account	4,964	4,964	—	—
Short-term investments:			—	—
Eurodollar certificate of deposit	5,000	5,000	—	—

Total available for sale marketable securities	$24,960	$24,960	$—	$—

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. The net unrealized loss on our available-for-sale securities at September 30, 2008 was immaterial.

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

Note 9. Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments. The types of products and services provided by each segment are summarized below:

•

Products segment—includes EnCase® Enterprise Software, including EnCase® eDiscovery and leasing and Pay-Per-Use programs, EnCase® Forensic Software, Premium License Support Program, and hardware sales.

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

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by each operating segment:

	Three Months Ended September 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$11,616	$2,629	$2,156	$3,876	$20,277
Cost of revenues	653	2,758	1,308	518	5,237

Gross profit	$10,963	$(129)	$848	$3,358	15,040

Operating expenses:
Selling and marketing					7,863
Research and development					2,294
General and administrative					3,681
Depreciation and amortization					909

Total operating expenses					14,747

Operating income					293
Interest income					354
Interest expense					(30)
Other income, net					4

Income before income taxes					$621

	Three Months Ended September 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$12,515	$3,178	$2,420	$5,012	$23,125
Cost of revenues	811	3,518	1,452	654	6,435

Gross profit	$11,704	$(340)	$968	$4,358	16,690

Operating expenses:
Selling and marketing					9,945
Research and development					3,254
General and administrative					4,655
Depreciation and amortization					1,008

Total operating expenses					18,862

Operating loss					(2,172)
Interest income					177
Interest expense					(12)
Other income, net					35

Loss before income taxes					$(1,972)

	Nine Months Ended September 30, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$31,997	$8,292	$6,293	$9,825	$56,407
Cost of revenues	2,054	8,296	4,116	1,388	15,854

Gross profit	$29,943	$(4)	$2,177	$8,437	40,553

Operating expenses:
Selling and marketing					24,591
Research and development					6,537
General and administrative					10,249
Depreciation and amortization					2,424

Total operating expenses					43,801

Operating loss					(3,248)
Interest income					1,086
Interest expense					(84)
Other income, net					95

Loss before income taxes					$(2,151)

	Nine Months Ended September 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$34,086	$10,950	$7,428	$13,845	$66,309
Cost of revenues	2,227	10,931	4,519	1,708	19,385

Gross profit	$31,859	$19	$2,909	$12,137	46,924

Operating expenses:
Selling and marketing					29,502
Research and development					9,464
General and administrative					13,131
Depreciation and amortization					3,072

Total operating expenses					55,169

Operating loss					(8,245)
Interest income					639
Interest expense					(43)
Other income, net					70

Loss before income taxes					$(7,579)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2008
Revenues
United States.	$43,755	$52,931
Europe	6,640	8,524
Asia	3,281	3,034
Other	2,731	1,820

	$56,407	$66,309

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2008.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
Product revenue	57.3%	54.1%	56.7%	51.4%
Services and maintenance revenue	42.7	45.9	43.3	48.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	3.2	3.5	3.6	3.3
Cost of services and maintenance revenue	22.6	24.3	24.5	25.9

Total cost of revenues	25.8	27.8	28.1	29.2

Gross profit	74.2	72.2	71.9	70.8

Operating expenses:
Selling and marketing	38.8	43.0	43.6	44.5
Research and development	11.3	14.1	11.6	14.3
General and administrative	18.2	20.1	18.2	19.8
Depreciation and amortization	4.5	4.4	4.3	4.6

Total operating expenses	72.8	81.6	77.7	83.2

Operating income (loss)	1.4	(9.4)	(5.8)	(12.4)
Other income and expense:
Interest income	1.8	0.8	1.9	1.0
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.0	0.2	0.2	0.1

Income (loss) before income taxes	3.1	(8.5)	(3.8)	(11.4)
Income tax provision	4.9	7.3	1.8	2.1

Net loss	(1.8)%	(15.8)%	(5.6)%	(13.5)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$13	$6	$59	$30
Cost of services and maintenance revenue	205	423	536	1,327
Selling and marketing	272	715	935	2,149
Research and development	137	339	390	1,062
General and administrative	363	921	970	2,164

Total non-cash share based compensation	$990	$2,404	$2,890	$6,732

(1)	Non-cash share-based compensation relates to stock options and nonvested share awards granted to employees measured under the fair value method. See Notes 4 and 5 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2008

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase/ (decrease)	2008	2007	Increase/ (decrease)	2008
Product revenues:
Encase® Enterprise (1)	$8.3	(2%)	$8.1	$23.2	(2%)	$22.6
Encase® Forensic (2)	3.0	25%	3.7	7.7	24%	9.6
Other	0.3	101%	0.7	1.1	72%	1.9

Total product revenues	11.6	8%	12.5	32.0	7%	34.1

Services and maintenance revenues:
Professional services	2.6	21%	3.2	8.3	32%	11.0
Training	2.2	12%	2.4	6.3	18%	7.4
Maintenance and other	3.9	29%	5.0	9.8	41%	13.8

Total services and maintenance revenues	8.7	23%	10.6	24.4	32%	32.2

Total revenues	$20.3	14%	$23.1	$56.4	18%	$66.3

(1)	Includes perpetual licenses related to our eDiscovery and Information Assurance add-on products.

(2)	Includes revenues related to our Premium License Support Program.

We generate product revenue principally from sales of our EnCase® Enterprise and EnCase® Forensic products. A substantial portion of the EnCase® Enterprise and EnCase® Forensic license agreements we enter into include perpetual license terms. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. In addition, we sell our Neutrino® mobile forensic device, EnCase® Bit9 Analyzer and certain other forensic hardware which we include in “Other” product revenue. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $0.9 million (8%) in the third quarter of 2008 over the 2007 quarter, with that growth driven primarily by increases in Encase® Forensic licenses and subscriptions and EnCase® Bit9 Analyzer revenues, partially offset by slightly lower Enterprise license sales. Total sales revenues from our EnCase® Enterprise products decreased 2%

quarter over quarter, with lower sales of the basic EnCase® Enterprise platform outpacing new leasing revenues; module revenues were essentially flat. During third quarter 2008, we sold 19 products that run on the EnCase® Enterprise platform: 11 EnCase® eDiscovery, four EnCase® Data Audit & Policy Enforcement, and four Information Assurance. Included in the 11 sales of EnCase® eDiscovery in the third quarter were five deals sold on a Pay-Per-Use basis, which should begin to generate revenue in fourth quarter 2008. Forensic revenues increased due to increased government sales. The increase in Other product revenues reflects new efforts to sell certain third-party products (principally Bit9 Analyzer) integrated with our software platforms.

For the nine months ended September 30, 2008, product revenues increased by $2.1 million (7%) compared to the comparable 2007 period, with that growth also driven primarily by increased Encase® Forensic licenses and subscriptions, due to increased government sales offsetting lower commercial sales and an increase in the amortization of deferred governmental revenues as the expected life of the current version of that product approaches an end. Total sales revenues from our EnCase® Enterprise products decreased 2% year over year due to lower sales of the basic EnCase® Enterprise platform, partially offset by increased add-on module sales, including the Data Audit & Policy Enforcement module. During the first three quarters of 2008 and 2007, we sold 53 and 61, respectively EnCase® eDiscovery, Information Assurance, AIRS and Data Audit & Policy Enforcement add-on modules. The increase in Other product revenues reflects new efforts to sell certain third-party products (principally Bit9 Analyzer) integrated with our software platforms.

Services and maintenance revenues increased $1.9 million (23%) in the third quarter of 2008, with our maintenance and professional services segments producing revenue increases of $1.1 million and $0.6 million, respectively, over the comparable 2007 quarter. The continuing growth in maintenance revenues is the result of an on-going overall increase in our installed product base along with maintenance renewals by customers desiring continuing maintenance support on our products. The professional services revenue growth has been driven by eDiscovery services engagements. eDiscovery services accounted for approximately 71% of professional services billings, with implementation and forensic engagements accounting for approximately 13% and 10%, respectively. The number of professional services personnel has increased from approximately 56 at September 30, 2007 to 65 at September 30, 2008. Training services revenue increased $0.2 million in third quarter 2008 as the number of customers we train has increased as compared to the 2007 quarter, due to growth in our installed product base and the greater availability of our training courses.

Services and maintenance revenues increased $7.8 million (32%) in the nine months ended September 30, 2008, with our maintenance and professional services segments producing revenue increases of $4.0 million and $2.7 million, respectively, over the comparable 2007 period. The continuing growth in maintenance revenues is the result of the on-going overall increase in our installed product base and high annual renewal rate. The professional services revenue growth has been driven by larger eDiscovery services engagements and increased demand for our services. Training services revenue increased $1.1 million in the first three quarters of 2008 as the number of customers we train has increased due both to growth in our installed product base and the greater availability of our training courses.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase/ (decrease)	2008	2007	Increase	2008
Cost of product revenues	$0.7	24%	$0.8	$2.0	8%	$2.2

Cost of services and maintenance revenues:
Professional services	2.8	28%	3.5	8.3	32%	10.9
Training	1.3	11%	1.4	4.1	10%	4.5
Maintenance and other	0.5	26%	0.7	1.4	23%	1.7

Total cost of services and maintenance revenues	4.6	23%	5.6	13.8	24%	17.1

Total cost of revenues	$5.3	23%	$6.4	$15.8	22%	$19.3

Share-based compensation included above:
Cost of product revenues	$—		$—	$0.1		$—

Cost of services and maintenance revenues	$0.2		$0.4	$0.5		$1.3

Gross Margin Percentage
Products	94.4%		93.5%	93.6%		93.5%

Services and maintenance	47.1%		47.0%	43.5%		46.8%

Overall	74.2%		72.2%	71.9%		70.8%

Cost of software product revenue consists principally of the cost of producing and distributing our software, including the cost of compact discs, packaging, shipping, customs duties, royalties on third-party products integrated into our software and, to a lesser extent, compensation and related overhead expenses. While these costs are primarily variable with respect to sales volumes, they remain very low in relation to the revenues generated. Our gross margins can be affected by product mix, as our EnCase® Enterprise products are generally higher margin products than our EnCase® Forensic product, which is, in turn, higher margin than our hardware products.

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

The cost of product revenues increased 24% in third quarter 2008, on an overall increase in product revenues of 8%, over the 2007 quarter primarily due to royalties payable on sales of third-party software, which began in 2008, partially offset by generally lower costs otherwise. As a result, the product gross margin decreased slightly from 94.4% in third quarter 2007 to 93.5% in the 2008 quarter.

Total cost of services and maintenance revenue increased $1.0 million, or 23%, in third quarter 2008, on an overall increase in services and maintenance revenue of $1.9 million (also 23%) over third quarter 2007. Since September 30, 2007, we increased our team of professional services consulting personnel, which contributed to increased total services and maintenance compensation expense of $1.0 million (including a $0.2 million increase in share-based compensation) and employee benefit costs. In addition, travel expense related to consulting and training increased $0.1 million due to increased activity and bad debt expense increased $0.1 million, while facilities and consulting costs both decreased $0.1 million. Overall, the services and maintenance gross margin decreased slightly to 47.0% in third quarter 2008 compared to 47.1% in the 2007 quarter. Individually, the gross margins of our segments changed from third quarter 2007 to third quarter 2008 as follows: professional services segment, from (4.9%) to (10.7%), training segment, from 39.3% to 40.0%; maintenance segment, from 86.6% to 87.0%.

The cost of product revenues in the first nine months of 2008 increased 8%, on a 7% increase in product revenues, over the 2007 period primarily due to royalties payable on sales of third-party software, which began in 2008, partially offset by generally lower costs otherwise. Product gross margin was essentially flat at approximately 93.5% during the first nine months of both 2007 and 2008.

For the first nine months of 2008, total cost of services and maintenance revenue increased $3.3 million, or 24%, on an overall increase in services and maintenance revenue of $7.8 million (32%) over the 2007 period, with the majority of the increase ($2.6 million) in the professional services division. As noted for the third quarter, increased professional services staffing has contributed to increased total services and maintenance compensation expense of $2.6 million (including a $0.8 million increase in share-based compensation) and related employee benefit and recruiting costs. In addition, travel and entertainment expense related to consulting and training increased $0.3 million due to increased activity and bad debt expense increased $0.3 million. Overall, the services and maintenance gross margin improved to 46.8% in the first nine months of 2008 compared to 43.5% in the 2007 period. Individually, the gross margins of our segments increased from the first nine months of 2007 to 2008 as follows: professional services segment, from 0.0% to 0.2%, training segment, from 34.6% to 39.2%; maintenance segment, from 85.9% to 87.7%.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Selling and marketing expenses	$7.9	27%	$9.9	$24.6	20%	$29.5

As a percentage of revenue	38.8%		43.0%	43.6%		44.5%

Share-based compensation included above	$0.3		$0.7	$0.9		$2.1

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

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was approximately 140 and 160 at September 30, 2007 and 2008, respectively.

Selling and marketing expenses in third quarter 2008 increased $2.1 million (27%) over 2007, of which $1.6 million consisted of compensation costs largely due to increased staffing and higher commissions and share-based compensation. Higher costs were also incurred for marketing events and public relations ($0.1 million), eMarketing ($0.1 million) and recruiting ($0.1 million).

Year to date, selling and marketing expenses increased $4.9 million (20%) in 2008 over 2007, with the majority of that total attributable to higher compensation ($3.5 million) costs, including a $1.2 million increase in share-based compensation, and commission ($1.2 million) costs. Higher costs were also incurred for marketing events and public relations ($0.5 million), eMarketing ($0.4 million) and recruiting ($0.2 million).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Research and development expenses	$2.3	42%	$3.3	$6.5	45%	$9.5

As a percentage of revenue	11.3%		14.1%	11.6%		14.3%

Share-based compensation included above	$0.1		$0.3	$0.4		$1.1

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses for research and development personnel, including quality assurance and testing. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 55 at September 30, 2007 to 75 at September 30, 2008.

Research and development expenses increased $1.0 million, or 42%, in the third quarter of 2008 over the 2007 quarter. The higher expenses were driven by increases of $0.8 million in compensation costs (including $0.2 million in share-based compensation) due to increased staffing and $0.2 million in benefits, recruiting and other employee-related costs.

For the nine months ended September 30, 2008, research and development expenses increased $3.0 million over the first nine months of 2007, with compensation-related costs (including share-based compensation) accounting for $2.2 million of that increase, and benefits, recruiting and other employee-related costs accounting for the majority of the balance.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
General and administrative expenses	$3.7	27%	$4.7	$10.3	28%	$13.1

As a percentage of revenue	18.2%		20.1%	18.2%		19.8%

Share-based compensation included above	$0.4		$0.9	$1.0		$2.2

General and administrative expenses consist of compensation, including share-based compensation, and related overhead expenses for personnel engaged in the accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional services fees, including fees from auditors and attorneys, other corporate expenses and related overhead. The number of general and administrative personnel that we employ was approximately 60 and 70 at September 30, 2007 and 2008, respectively.

General and administrative expenses in third quarter 2008 increased $1.0 million, or 27%, over the 2007 quarter. Higher compensation costs accounted for $0.7 million of that 2008 quarterly increase, including $0.5 million in share-based compensation, which included $0.3 million as the result of accelerating the vesting of certain of a former executive’s options. In addition, legal fees and settlements and bad debt expense both increased by $0.2 million.

Year to date, general and administrative expenses increased $2.8 million, or 28%, in 2008 over the 2007 period. Contributing to the increased expenses were share-based compensation ($1.2 million), bad debt expense ($0.6 million), legal fees and settlements ($0.6 million) and professional services ($0.5 million, including $0.3M related to an ERP implementation).

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Depreciation and amortization expense	$0.9	11%	$1.0	$2.4	27%	$3.1

As a percentage of revenue	4.5%		4.4%	4.3%		4.6%

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense in third quarter 2008 increased $0.1 million, or 11%, over the 2007 quarter, and increased $0.7 million, or 27%, for the first nine months of 2008, primarily due to the 2007 investment of approximately $8.6 million in the openings or expansions of our facilities and the investment in leasehold improvements, networks and phone equipment to permit several of our remote offices to safely access our corporate network.

Interest Income

Interest income decreased to $0.2 million in the third quarter of 2008, compared to $0.4 million in the 2007 period, and decreased to $0.6 million year to date 2008 compared to $1.1 million in 2007, with those decreases resulting from lower market interest rates on our cash equivalents and short-term investments.

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	Increase	2008	2007	Increase	2008
Income tax provision	$1.0	72%	$1.7	$1.0	36%	$1.4

As a percentage of revenue	4.9%		7.3%	1.8%		2.1%

Effective tax rate	158.3%	NM	(85.8)%	(48.0)%	NM	(18.5)%

NM – Not meaningful

We recorded an income tax provision for the third quarter of 2008 of $1.7 million as compared to a $1.0 million provision for the same period one year prior and a provision of $1.4 million year to date in 2008 compared to a provision of $1.0 million in 2007 based on our estimated effective annual tax rate and taxable income (loss) for the respective years. The third quarter 2008 tax provision included an addition to our deferred tax asset valuation allowance of $1.4 million to fully reserve for the asset based on current projections of taxable losses.

For the three and nine months ended September 30, 2008, our effective tax rate of (85.8%) and (18.5%), respectively, differed from the statutory rate of 34% primarily due to the determination during the three months ended September 30, 2008 that a full valuation allowance was required against our net deferred tax assets.

For the three and nine months ended September 30, 2007, our effective tax rate of 158.3% and (48.0%), respectively, differed from the statutory rate of 34% primarily due to the determination during the three months ended September 30, 2007 that a partial valuation allowance was required against our net deferred tax assets.

Management’s judgment is required in assessing the realizability of future deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize a tax benefit from the reversal of temporary differences and net operating loss carryforwards. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management will continue to evaluate the realizability of any deferred tax assets and related valuation allowances. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment as a component of the income tax provision or benefit during the period in which we make that determination.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of September 30, 2008, we had $29.0 million in cash and cash equivalents and $5.0 million in short-term investments. We believe that our cash flow from operations and our cash, cash equivalents and short-term investments are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash used by operating activities was $0.3 million for the nine months ended September 30, 2008 compared with $5.0 million of cash provided in the nine months ended September 30, 2007. This decrease in cash provided by operations is the net result of a number of variances, but primarily reflects lower cash collections on accounts receivable and a lower increase in deferred revenues. The first and fourth quarters are typically our strongest quarters for cash collections, a consequence of much higher sales volumes typically experienced in the third and fourth quarters.

Net cash used by investing activities was $8.5 million in the nine months ended September 30, 2008 compared to $18.9 million cash provided by operations in the 2007 period primarily due to the timing of purchases and maturities of short-term investments. In 2007, capital expenditures of $5.8 million were largely related to the construction and build-out of office facilities while in 2008 capital expenditures of $3.5 million are largely related to our implementation of a new ERP system.

Net cash provided by financing activities was $0.2 million for the first nine months of 2008 compared with $3.1 million for the 2007 period. The decrease in cash provided by financing activities was primarily due to lower proceeds from the exercise of stock options. In each of the periods, we paid down capital lease obligations and, in 2007, we paid certain remaining costs of our initial public stock offering.

We maintain a $3,000,000 revolving line of credit with a bank which was amended on October 6, 2008 to extend its expiration date to April 30, 2010 and modify certain administrative terms. At September 30, 2008, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants. At September 30, 2008, we were in compliance with the covenants associated with the revolving line of credit.

At September 30, 2008, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2007 was approximately $23.9 million, of which $4.1 million was due during 2008. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services and the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our short-term investments and existing cash, the availability under our line of credit and cash from operations are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings. Although we currently are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities and are required to adopt SFAS 157 in the first quarter of 2009 for nonfinancial assets and liabilities. Adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial position and results of operations and we do not expect adoption of SFAS 157 with respect to nonfinancial assets and liabilities to have a material impact on our consolidated financial position and results of operations.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At September 30, 2008, all of our cash and cash equivalents and short-term investments consisted of federal agency and corporate obligations and deposits with financial institutions.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2008, these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recently announced our intention to release a version of our EnCase® Enterprise eDiscovery software that will be billed to customers based upon the volume of data searched, collected, and processed using the software. We refer to this as our Pay-Per-Use model. Traditionally, our pricing model for this software has been based upon a perpetual license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met). Under this new model, revenue will be recorded as our customers use the software to search, collect and process data, not at the point in which the software is delivered. During the third quarter of 2008, we signed Pay-Per-Use agreements with five new customers which are expected to begin generating revenue in fourth quarter 2008.

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

In accordance with accounting principles generally accepted in the United States, in the third quarter of 2008, we fully reserved our deferred tax asset to a net realizable value of zero. In doing so, we have applied judgment regarding the available evidence, both positive and negative, that our tax assets would be realized. A portion of this evidence is based upon forward looking information regarding our expected future taxable income. If we have under-estimated our future taxable income, we may reduce our valuation allowance and record additional income tax benefit in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program may be discontinued at any time.

The following table summarizes our purchases of common stock during the quarter ended September 30, 2008:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.98	22,500	$7,865,000
September 2008	20,000	$5.82	20,000	$7,750,000

Total	42,500	$5.91	42,500	$7,750,000

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

By:	/s/ Barry J. Plaga
Barry J. Plaga
Chief Financial Officer
(Principal Financial Officer)

Dated: November 10, 2008