Form 10-K
period 2008-12-31
Guidance Software, Inc.
filed 2009-03-03
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $96,310,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 27, 2009, there were approximately 23,325,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

GUIDANCE SOFTWARE, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2008

TRADEMARKS

“Guidance Software,” “EnCase® ,” “EnScript®,” “FastBloc®,” “CEIC® ,” “EnCE®,” “Neutrino®” and other trademarks or service marks of Guidance appearing in this Annual Report are registered trademarks or trademarks of Guidance in the United States and in certain other jurisdictions. This report also contains additional trade names, trademarks and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

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

Overview

We develop and provide the leading software solutions for digital investigations. EnCase® Enterprise enables corporations and government agencies to search, collect, preserve and analyze, from a single location, data across the servers, desktops and laptops that comprise their entire network. Our EnCase® eDiscovery software automates the search, collection, preservation and processing of electronically stored information (ESI) located on servers, desktops, laptops and other data repositories across an organization’s network. EnCase® Forensic software, which we believe is the industry standard tool in the field of digital forensic software, is used primarily by consultancies and law enforcement and government agencies for searching, collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We also offer a comprehensive array of forensic investigation and training services to help our customers manage their internal digital investigations, including eDiscovery requests, and learn how to effectively and efficiently use our software. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 50, nearly half of the Fortune 100 and more than 120 companies in the Fortune 500, and we have sold our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide.

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

In Aguilar v. Immigration & Customs Enforcement Div. of U.S. Dep’t of Homeland Sec.1, a United States District Court issued a definitive ruling in January 2009 providing that the U.S. Federal Rules of Civil Procedure require that metadata associated with emails and electronic files be preserved, maintained and produced in the course of legal discovery, particularly where the requesting party seeks its production in its initial request. This case reaffirms that the preservation of Electronically Stored Information (ESI) including its associated metadata throughout the eDiscovery process is critical, and that a party to litigation faces significant legal risk if they do not collect and maintain digital evidence with technology designed specifically for the task.

As eDiscovery best practices are delineated and ultimately determined by the courts, this case is particularly important as it dispels any uncertainty concerning the legal requirements for metadata preservation. In arriving at its decision, the Aguilar court cited recent case law, as well guidance from the influential Sedona Conference, who recently revised their statement of eDiscovery principles to emphasize the importance of metadata preservation in the course of discovery. The Aguilar court explained that file metadata is important to help establish the authenticity of electronically stored information, to enable accurate and effective search, sorting and analysis of the data, and also because the metadata itself has relevant evidentiary value.

The Aguilar decision underscores the importance of eDiscovery technology such as EnCase® eDiscovery software that preserves metadata throughout the eDiscovery process, including the processing stage. Most eDiscovery solutions fail to preserve file metadata at the collection and/or processing and early assessment stages. As a result, organizations risk significant legal exposure by producing ESI with compromised metadata, or incur substantial increased cost by engaging in a time consuming, manual processing effort to reset the file metadata to its original pre-collection state.

EnCase® eDiscovery is unique in that it fully captures and preserves file metadata at the point of collection and then preserves the metadata in place throughout the eDiscovery workflow, including processing, analysis, and load file generation. Many other collection methods alter the metadata and nearly all processing and early case assessment technologies fail to keep file metadata intact. EnCase® eDiscovery provides the dual benefit of reducing eDiscovery costs while reducing risk with a court-validated preservation process.

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

Our Solution

We develop and provide the leading software solutions to conduct digital investigations. The key benefits and advantages of our products and services include:

Our EnCase® Enterprise software is designed to conduct enterprise-wide digital investigations and operate across the largest and most complex enterprise network environments.

Our EnCase® Enterprise software is a network-enabled solution that allows corporations and government agencies to search, collect, preserve and analyze, from a single location, data across all of the servers, desktops and laptops that comprise their network and is designed to efficiently conduct enterprise-class digital investigations. EnCase® Enterprise enables our customers to rapidly search across networks of up to hundreds of thousands of servers, desktops or laptops. Our software also interoperates with a wide variety of computing environments that are typically found within the networks of large enterprise companies, including across 14 unique operating systems and 25 unique file systems. Customers can add our EnCase® eDiscovery product to EnCase® Enterprise to enable them to automate the traditionally manual eDiscovery process, or our EnCase® Data Audit and Policy Enforcement to EnCase® Enterprise to find and securely delete sensitive data on endpoint machines, including personally identifiable information. Each of these add-on products is modular, offering customers the option to deploy the entire EnCase® Enterprise solution all at once, or incrementally as their needs arise. In addition, our customers may continue to enhance the capabilities of EnCase® Enterprise by utilizing our EnScript® programming language to write or incorporate customized applications specific to their network environments or investigative needs. These broad-ranging capabilities of EnCase® Enterprise give our customers the essential foundation on which to build a sophisticated, sound and secure platform for digital investigations.

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

We believe that EnCase® is the most widely recognized and trusted digital investigative solution across the Global 2000 and among federal, state, local and foreign government agencies. Since its introduction in 1998, EnCase® has been used in thousands of criminal and civil cases, including a number of the highest profile criminal cases, such as the Scott Peterson murder trial and the BTK killer case. There is established case law that affirmatively supports the admissibility of digital evidence collected via EnCase®, as it has been cited by name or discussed in over 70 judicial decisions or opinions from federal, state and foreign courts. From our first beta release in 1998 to our sixth generation product released in 2006, EnCase® Forensic has been designed to enable increasingly powerful forensics capabilities for our customers while placing the utmost emphasis on processes and procedures that demonstrate the integrity of the investigative process in court. As a result, EnCase® has become a globally recognized standard for digital investigations and trusted electronic data collection.

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

Our EnCase® Forensic software enables federal, state, local and foreign government agencies and law enforcement personnel to conduct, on a single machine, the full array of forensic functions, including data capture, analysis and the documentation and reporting of digital evidence, all while preserving the legal integrity of the investigation process. Many of these government agencies also use our EnCase® Enterprise software to address their specific internal digital investigative concerns, including classified message leaks, cyber security and cyber warfare.

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

EnCase® Enterprise serves as the platform to enable several forms of enterprise computer investigations driven by compliance requirements. We provide high-value modules on the EnCase® Enterprise platform such as EnCase® eDiscovery, Encase® Data Audit and Policy Enforcement, Encase® Legal Hold and EnCase® Information Assurance, which greatly enhance, scale, and automate the search, collection, preservation and analysis of data in order to accomplish specific tasks, such as electronic discovery, internal investigations, electronic content retention audits, or proactive audits to identify the leakage of intellectual property or customer privacy data. We seek to extend our leadership position in this industry by continuing to innovate and launch new products and services addressing these needs. In 2008, for example, we introduced a new Pay-Per-Use pricing model for EnCase® eDiscovery that enables customers to use our software on a case-by-case basis and increase their ability to recover those costs through insurance reimbursements. We believe this flexible pricing option will expand our addressable market and enable us to sell our solution to companies who do not have available capital budgets for purchasing licensed software, but have available operating budgets to purchase our solution on a per case basis.

Continue to drive revenue growth by pursuing new customers, providing additional products and services to our base of existing customers and expanding internationally.

Our sales strategy is primarily focused on securing new customers in the United States in the corporate and government markets. We plan to continue providing additional modules and services to existing EnCase® Enterprise customers to enhance their ability to realize the benefits of a total enterprise investigative infrastructure. Since a portion of our existing EnCase® Enterprise customers only have the introductory level bundle of our EnCase® Enterprise software product, our sales strategy for these customers focuses on follow-on sales of additional products, professional services and training. For the year ended December 31, 2008, we derived approximately 21% of our revenues from sales of products and services outside the United States. We believe that there is a large opportunity to market and sell our EnCase® Enterprise solutions in the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific regions, and therefore we are continuing to invest in sales and distribution infrastructure to address these under-penetrated markets. We have a regional headquarters in EMEA as well as direct and indirect sales efforts in a number of countries, including Mexico, Brazil, Japan, Australia and Singapore. Our products are now available in 12 languages and include double-byte character capability for Asian languages.

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

We believe that EnCase® software is the leading digital investigative solution across the Global 2000 and among federal, state, local and foreign government agencies. We continue to make great efforts to ensure that our products continue to be respected as the leading digital investigative solution. Our software products are designed to comply with United States federal and state rules of evidence and to withstand legal challenges in civil and criminal proceedings. Our products have been used in thousands of criminal and civil cases in federal, state and foreign courts, and EnCase® software has been cited by name or discussed in over 70 judicial decisions or opinions, including at the appellate court level. This process of judicial recognition and validation is a lengthy, time-consuming process that requires years of litigation and appeals that cannot be easily replicated. We have had members of our team testify in court proceedings or provide affidavits in connection with the development, credibility and proper use of our products. In addition, we place a strong emphasis on training our customers and users on the best practices of digital investigations and the use of our products in such investigations to maintain a reputation for reliability. We also publish the EnCase® Legal Journal on a regular basis and white papers on certain key topics of interest to our user community to further this effort.

Drive a network effect and build an ecosystem around our software.

We believe that as we continue to train or certify more users on our software products, these users will help us to drive wider adoption of EnCase® Enterprise and emphasize the importance of an enterprise investigative infrastructure. In the year ended December 31, 2008, we trained more than 6,000 individuals through hundreds of courses on various computer forensics and EnCase® software topics, and we offered our training services in 30 countries and eight languages. In addition, we introduced Encase® On Demand, which allows on-line access to our courses in enterprise investigations and forensic investigations. In turn, the increasing use of EnCase® Enterprise by corporations and federal, state, local and foreign government agencies will continue to drive the need for more users to become trained on our software product offerings, particularly since our training course offerings and EnCE® certification program often make these individuals more sought after in the job marketplace. We believe our annual user conference, known as the Computer and Enterprise Investigations Conference (CEIC), has become the leading gathering place for the computer forensics and digital investigations industry. Our 2008 CEIC hosted approximately 950 participants, and we will continue to hold this conference to allow our users to connect, share and learn about important topics and products in the computer forensics and digital investigations industry. We also provide all of our users with an online community where they can share ideas with each other and provide feedback to us on the products. Through this online community, hundreds of customized EnScript programs that automate specific processes when run on EnCase® Enterprise or EnCase® Forensic have been published by, and downloaded from, our large user community. In addition, certain third parties have written commercial applications that utilize the EnScript programming language to leverage the capabilities of EnCase® software. We believe this community of developers and users helps to build an ecosystem and drive a network effect that contributes substantially to our competitive barriers to entry, and we intend to continue to actively drive this network effect in the future.

Emphasize customer satisfaction.

Our user community has grown to encompass IT and forensics investigators at a significant number of federal and state governments, local investigative bodies and corporations. We believe this loyal user base is one of our most valuable assets. We regularly survey our customers to maintain a continuous dialogue and increase customer satisfaction. In order to promote better customer service, we have expanded our telephone technical support hours, which are now available around the clock from 7:00 PM Sunday to 6 PM Friday, Pacific Time, while maintaining online technical support services to our customers 24 hours per day, seven days per week.

Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective and precise digital investigations. Our EnCase® Enterprise software, enhanced with EnCase® eDiscovery, EnCase®

Data Audit and Policy Enforcement, EnCase® Legal Hold and EnCase® Information Assurance, provide the foundation to build an enterprise investigation infrastructure. Furthermore, we believe our EnCase® Forensic software is the industry standard for searching, collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We also offer a comprehensive array of forensic investigation and training services to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

EnCase® Enterprise Software

EnCase® Enterprise provides an investigative platform that enables an organization to search, collect, preserve and analyze data on the servers, desktops and laptops across the network. EnCase® Enterprise enables organizations to respond to electronic discovery requests and conduct internal investigations, including human resources-related or focused on compliance or fraud. Companies can also collect and preserve data in response to requests from regulators or for civil litigation matters and take decisive action in the face of security and data breaches, whether the origin of the worm, virus or other exploit is internal (e.g., “rogue employees”) or external (e.g., “hackers”).

Traditionally, our pricing model for this software has been based upon a perpetual license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met). Under our new Pay-Per Use model alternative, revenue will be recoded as our customers use the software to search, collect and process data, not at the point in which the software is delivered. During the second half of 2008, we signed Pay-Per-Use agreements with 20 new customers which are expected to begin generating revenue in 2009.

EnCase® Enterprise serves as the platform for an enterprise investigative infrastructure, to which additional products can be added to enhance and automate the search, collection, preservation and analysis of data in order to accomplish specific business tasks such as: responding to electronic discovery requests; performing proactive, enterprise-wide, data audits for sensitive information, including personally identifiable information, classified data, and intellectual property; and responding to and remediating network threats or intrusions. These products, which can be added to perform the functions above, include EnCase® eDiscovery, EnCase® Data Audit and Policy Enforcement (released in 2008) and EnCase® Information Assurance. The core EnCase® Enterprise platform consists of five separate components: the Examiner, the SAFE “Secure Authentication for EnCase®”, the Servlet, the Enterprise Concurrent Connections and SnapShot.

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

Snapshot. Snapshot captures data and information stored in the Random Access Memory (“RAM”) of servers, desktops and laptops on an organization’s network. Information such as the listings of the logged-on users, open ports and open files currently in use on a system, applications and active processes currently running on the system and the live registry are located in RAM. Snapshot captures this information and provides the user with an easy-to-use report on what was occurring on a system at a given point in time. The Snapshot technology enables the user to scan thousands of computers to detect, collect, preserve and remediate any network intrusion on an enterprise-wide scale. It is also used to determine the scope of certain eDiscovery or human resources investigations.

EnCase® eDiscovery

EnCase® eDiscovery automates the search, collection, preservation and processing of data (including file creation) across multiple servers, desktops or laptops across the organization’s network. EnCase® eDiscovery allows the user to search and collect data from servers, desktops or laptops throughout the enterprise based on a variety of criteria, including file type, keywords, custodian, file digital fingerprint, or metadata (creation, modified or last accessed times), or any combination of these criteria. EnCase® eDiscovery is also able to collect individual and encrypted files, along with their associated metadata, while preserving the data in its original state. Once the initial search has been conducted and the information has been collected, EnCase® eDiscovery is then able to process that data to further reduce the volume of irrelevant or duplicate information. EnCase® eDiscovery’s robust in-house processing capabilities enable secondary culling and load file creation for the most common attorney review platforms. EnCase® eDiscovery’s search and collection can be performed around the clock on an automated basis, and can be scaled to meet the needs of large enterprises. The software enables large-scale collections to be performed across the network without disrupting business, degrading network performance or taking the servers off-line. EnCase® eDiscovery tracks collection results in a database so that the status of the data collection effort can be viewed and communicated to others. The collected and processed data is placed in a court-validated digital container called an EnCase® Logical Evidence file, or LEF, and the data can be uploaded to third-party eDiscovery attorney review platforms to complete the eDiscovery process.

EnCase® Information Assurance

EnCase® Information Assurance (“IA”) is a solution specifically designed for government organizations. It enables government organizations to scan thousands of computers at unprecedented speeds, understand at the disk level what is stored or occurring on the machines, and, if necessary, remediate improper activity without disrupting operations. With EnCase® Information Assurance, government agencies are able to ensure strict compliance with critical information security mandates, such as FISMA, DCID 6/3 and FOIA. EnCase® Information Assurance is comprised of four key subcomponents:

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

•

System Profiling, Analysis and Remediation. Government customers are particularly sensitive to their networks of desktops, servers and laptops being exposed to malware or unapproved applications. The System Profiling, Analysis and Remediation module enables an organization to identify and delete unapproved applications, malware and computing processes that are running across their servers, desktops and laptops.

•

Automated Security Incident Response: This solution automates computer-related incident response and analysis across the entire network and integrates with security information management systems. When an alert meets predefined response criteria, the solution automatically takes a snapshot of the volatile data contained on target nodes, collecting and analyzing relevant incident response data. Each response is automatically triaged to confirm the event is real. If malicious or unknown activity is identified, the results are displayed in a user-friendly web portal or emailed out to provide the information needed to confirm or deny an event took place. Furthermore, the solution has the ability to reach across the network and thoroughly remediate the issue.

EnCase® Data Audit & Policy Enforcement Solution

EnCase® Data Audit & Policy Enforcement is an add-on to the EnCase® Enterprise platform that enables organizations to proactively audit and remediate highly sensitive data-at-rest residing on desktops, laptops, file servers and email servers across a network. The solution is unique because it leverages EnCase® technology to scale across an entire global network, rapidly scan endpoints with disk-level access, and remediate sensitive data in a forensically sound manner by deleting, moving or copying it to a secure location, or bookmarking its location for an investigation, litigation or other subsequent action.

EnCase® Data Audit and Policy Enforcement gives organizations the ability to discover, protect and control sensitive data-at-rest across the network. It addresses the need to enforce regulatory compliance mandates and ensure that personally identifiable information (PII), payment card industry (PCI) data, intellectual property and other company-confidential information remains in authorized areas of the network. The solution is based on EnCase® technology already in use across government networks, where agencies have used it successfully to search for, identify and remediate classified data leaked onto unclassified networks.

EnCase® Data Audit and Policy Enforcement is complementary to data loss prevention (DLP) solutions because it uniquely addresses data-at-rest by using the targeted search and forensically-sound remediation capabilities of EnCase® Enterprise, unlike content monitoring and filtering products that focus on network data-in-motion. The advanced search capabilities of EnCase® Data Audit and Policy Enforcement allow organizations to search files on desktops, laptops, and file servers, as well as emails on email servers, using specific criteria such as file type, file signature, keywords, metadata, hash values (digital fingerprint) and more.

EnCase® Legal Hold

EnCase® Legal Hold is a web-based add-on to the EnCase® Enterprise platform that enables corporate legal departments not only to identify and notify custodians for legal preservation holds at the outset of litigation, but also to manage, track and report on the actual preservation, collection, and processing of electronically stored information (ESI).

Applicable law requires litigants to preserve potentially relevant information when litigation can reasonably be anticipated. Many current litigation hold solutions, however, do not provide an integrated technical means to systematically collect and process data from custodians subject to litigation holds. Instead of an integrated solution, they merely send and track emails to custodians, often while promoting custodian self-collection, which has drawn harsh scrutiny from the courts and presents risks such as non-compliance, under- or over-collection, metadata alteration or spoliation, inadequate chain of custody documentation, authentication challenges and business disruption.

EnCase® Legal Hold’s tight integration with EnCase® eDiscovery makes it possible not only to notify and interview custodians, but also to track and report on the collection and processing of ESI performed with EnCase® eDiscovery. Users can issue litigation holds, interview custodians, monitor compliance with the holds and track the progress of collection and processing of potentially relevant ESI. We began shipment of EnCase® Legal Hold in 2009.

EnCase® Forensic

EnCase® Forensic software is the industry leading tool for searching, collecting, preserving and analyzing computer forensic data and authenticating such data in court. EnCase® Forensic enables an investigator to conduct the full array of forensic functions on a single machine while preserving the integrity of the evidence for future use in court. Used by investigators and consultants in law enforcement, government agencies, small businesses, consulting firms and corporations, EnCase® Forensic software provides a robust way to authenticate, search and recover computer evidence rapidly and thoroughly.

EnCase® Forensic has the same capabilities as the Examiner in our EnCase® Enterprise software, other than the capability to search across networks. Computer evidence recovered with EnCase® Forensic software has been approved and validated in thousands of court proceedings in local, state and federal jurisdictions all over the world.

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

FastBloc® SE is the first commercially available software write-blocking solution that allows EnCase® Forensic to take full control of IDE, SATA and SCSI channels on particular PCI controller cards, as well as the FireWire and USB ports from Windows, thereby permitting an extra level of protection against damaging original evidence without the use of hardware write-blocking devices. In addition, FastBloc® SE allows forensic investigators or consultants to override and access host-protected areas and device configuration overlays.

EnCase® Neutrino®

In 2007, we released our mobile device investigative solution, Neutrino®, which gives investigators the ability to recover, search, analyze and report on mobile device data. When used in conjunction with EnCase® Forensic, users can analyze and document both mobile device data (including smartphones) and computer data simultaneously to correlate all evidence during an investigation. EnCase® Neutrino® comes with the patent-pending WaveShield™ signal blocking bag.

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

eDiscovery Services. We offer complete end to end eDiscovery consulting and project management services, from litigation hold to the production of files for attorney review. Leveraging our industry leading EnCase® eDiscovery solution, our cost effective eDiscovery services teams automate operations that other service providers perform manually, and are able to conduct large scale eDiscovery search, collection and preservation from a central location, producing fast, accurate results with minimal business disruption.

Incident Response Services. Using EnCase® Information Assurance, consultants investigate and remediate security breaches in an organization’s network infrastructure. Consultants determine which methods of entry were used to break into the system, the extent and duration of the intrusion and exactly what data was compromised. They can also “kill” malware and/or rogue processes. In the event that a breach draws the attention of regulatory agencies, the Incident Response Services results and reports can be processed into a court-approved, forensically sound file format to help an organization provide accurate, defensible evidence and information to regulators.

Implementation of EnCase® Enterprise. We provide implementation and consulting services in connection with the deployment of our EnCase® Enterprise, EnCase® eDiscovery and related software. Our implementation typically takes one to two weeks, during which we conduct performance tests to ensure full functionality and integration with existing systems in the organization and provide on-site training to ensure our customers can maximize the use of the EnCase® Enterprise technology. Our consultants are encouraged to recommend our add-on products to our customers in order to further enhance the capabilities of our EnCase® Enterprise software.

Customized Services. Consultants can assist an organization with complex internal and intellectual property investigations, as well as routine overflow work. They can also work with EnScript developers to create custom programming services and tools to help automate the investigative tasks and workflows that are unique to an organization.

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

We operate two training classrooms in Pasadena, California, two near Washington, D.C., one in Houston, Texas, one near Chicago, Illinois and two near London, England. In addition, our authorized training partners offer certain courses in the U.S., Canada and Australia. In 2008, we conducted training classes in 30 different countries. In addition to offering courses in English, we have begun to localize our courses by converting the course content and manuals into other languages, and delivering the courses in those languages. To date, we have created courses in German, Spanish, Korean, Romanian, Polish, Japanese and Chinese. During 2008, we also began offering online-training courses, which we call On Demand training.

Unless otherwise indicated below, each of our courses involves 32 hours of classroom instruction. Many of our courses are eligible for credit from a variety of organizations, including The State Bar of California, the International Information Systems Security Consortium, Inc., the National Association of State Boards of Accountancy, the Association of Certified Fraud Examiners, the High Tech Crime Network, the Texas Commission on Law Enforcement and the California Commission on Peace Officer Standards and Training. We are continually expanding our training offerings and we believe that we are the leading corporate provider of this type of digital investigation training.

As of December 31, 2008, we offered the following training courses:

EnCase® Forensic Series:

•	EnCase® Computer Forensics—Phase I;

•	EnCase® Computer Forensics—Phase II;

•	EnCase® Advanced Computer Forensics;

EnCase® Enterprise Series:

•	EnCase® Enterprise—Phase I/Implementation;

•	EnCase® Enterprise—Phase II;

•	EnCase® eDiscovery;

EnCase® Field Intelligence Model (FIM) Network Forensics;

EnCase® Neutrino® Mobile Phone Forensics (16 hours);

Expert Series:

•	EnCase® Advanced Internet Examinations;

•	EnCase® EnScript® Programming—Phase I;

•	EnCase® EnScript® Programming—Phase II;

•	EnCase® Network Intrusion Investigations;

•	EnCase® New Technology File System (“NTFS”) I: NTFS Artifacts and File Systems;

•	EnCase® NTFS II: Windows Networking Investigations;

EnCase® EnCE Prep (21 hours); and

EnCase® OnDemand Computer Forensics I (on line training).

EnCase® OnDemand Computer Forensics II (on line training).

EnCase® OnDemand eDiscovery Training (on line training).

EnCase® OnDemand eDiscovery Quick Start Training (on line training).

EnCase® OnDemand Enterprise Implementation Quick Start Training (on line training).

EnCE® Certification

The EnCE® program certifies the competency of public and private sector employees in the best practices of computer forensic investigations and in the proper use of EnCase® while conducting such investigations. In order to obtain EnCE® certification, professionals must have at least 12 months of computer forensic experience or attended 64 hours of authorized computer forensic training and pass a dual-phase EnCE® examination. EnCE® certification acknowledges that professionals have mastered computer forensic investigation methodology as well as the use of EnCase® during complex computer examinations. Our EnCE® program is recognized by both the law enforcement and corporate communities as a symbol of in-depth computer forensics knowledge, and EnCE® certification illustrates that an investigator is a skilled computer examiner. As of December 31, 2008, more than 1,800 people worldwide had achieved EnCE® certification.

Technology

Both our EnCase® Enterprise and EnCase® Forensic software share three primary components of our technology.

EnCase® Evidence File

Our EnCase® Evidence File and EnCase® Logical Evidence Files are proprietary solutions that streamline the collection and preservation of digital evidence in investigations. The Evidence File authenticates the digital evidence by verifying that the digital fingerprint and checksums of small blocks of the collected data matches up with the original data. Our technology can verify the data on-the-fly, such that when a user attempts to view any portion of the evidence, it is instantly verified for authenticity first. By collecting the digital evidence from the investigator at the time of collection and writing that data into our EnCase® Evidence Files and Encase® Logical Evidence Files, we are able to track the chain-of-custody and significantly reduce the burden on the investigator to authenticate the evidence in court. Our customers can use our EnCase® Logical Evidence File to store individual files or fragments of data and preserve them in the Logical Evidence File. The EnCase® Logical Evidence File is a significant component of our eDiscovery products and services.

The key benefits provided by the EnCase® Evidence File and Encase® Logical Files are that they:

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

Sales

We sell our product offerings directly to customers using our direct geographic and account-based sales representatives, our inside-sales staff, and indirectly through third-party value-added resellers, or VARs. As of December 31, 2008, we employed 150 individuals who were involved in our selling and marketing efforts, and had agreements with over 100 third-party distributors.

The sales model for our EnCase® Enterprise products and services is highly focused on addressing the pervasive and high-value corporate and government agency business problems of electronic discovery and digital investigations related to litigation, general investigations, information security, risk and compliance. Our direct geographic and account-based sales representatives, otherwise referred to as Account Executives (AE’s), are divided into Commercial and Public Sector teams and are focused on selling our EnCase® Enterprise products and related services to corporations and both federal and state and local government agencies. On the commercial team, each AE is assigned a geographic territory and a set of 15 focused accounts. The Public Sector federal AE’s are agency focused, while their state and local counterparts are geographic-by-state focused.

Our inside sales representatives, or ISR’s, are responsible for sales of our EnCase® Forensic products and training services. A large portion of the business for our EnCase® Forensic product is generated from pre-existing relationships, allowing our internal sales personnel to execute at a high level of efficiency. Our ISR's spend the bulk of their time targeting our EnCase® Forensic product to law enforcement agencies and consultancies.

In addition to our corporate sales field representatives and our internal sales force, we have a sales team dedicated to our federal customers. This team typically uses a direct sales model to focus on the specific verticals given the unique selling dynamics existing in that market.

International sales constituted approximately 21% of our sales in the year ended December 31, 2008. Outside of the United States, excluding the United Kingdom, we typically utilize third-party VARs to sell our products to our international customers. In the United Kingdom, we utilize a direct sales model similar to the system in place in the United States.

Marketing

We believe that organizations can realize significant benefits by installing our EnCase® Enterprise family of applications across their networks in order to address high-value and pervasive business problems such as eDiscovery, data security and loss prevention to include the protection of intellectual property, personally identifiable information, credit card information, and large-scale network security risk mitigation. These applications all leverage the enabling EnCase® Enterprise platform which offers a base set of capabilities for conducting enterprise-wide digital investigations and serves as a foundation for organizations to build an investigative infrastructure. Our marketing strategy involves communicating the value of our products for these high-priority issues to targeted audiences, developing a scenario where the adoption of the EnCase® Enterprise applications pulls the base platform with every opportunity, and then communicating the value of leveraging the EnCase® Enterprise platform and additional add-on products to the remainder of the organization for future opportunities.

Our marketing programs are focused on regional and vertical market lead-generation campaigns that consist of integrated activities including eMarketing, webinars, direct mail, public relations/media placements, search engine pay-per-click, online and print advertising and selected events and seminars. Each campaign is focused on matching the appropriate EnCase® Enterprise application with the appropriate target audience, in order to provide the relevant business value messaging to those individuals that are seeking specific solutions to their most critical business issues. For example, our US Federal lead marketing strategy is centered on EnCase® Information Assurance, which addresses a vast majority of government network and cyber-security issues. In the US commercial market, however, our lead marketing strategy is focused around the pervasive and extremely urgent issue of electronic discovery and litigation preparedness. Each campaign leverages “best-practice” components that are designed to engage our targets, generate leads and progress the opportunity from initial interest and qualification to opportunity scoping and closing by the Sales organization. We also offer highly educational and informative content (e.g. Webinars, eDiscovery publications, white papers and various collateral) that facilitates interest in our solutions. This educational approach to our marketing strategy helps to position us as thought leaders and trusted advisors across each of our target markets and drives viral distribution of our information.

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations. The Computer and Enterprise Investigations Conference (“CEIC®”) serves as our annual user conference and draws attendees from global law enforcement, government agencies, and corporations. This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information and learn about important topics in the industry. It serves as our singular marketing event and enables us to efficiently connect with a broad range of customers, communicate our whole product offerings (products, services, training, etc.) and launch new products in a captive environment while simultaneously driving additional add-on sales to customers who have implemented one or more of the core platform products.

Customers

Our customers include government agencies and global corporations in a wide variety of industries such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, manufacturing and retail. Our EnCase® Enterprise customer base currently includes more than 120 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase® Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East and Asia/Pacific Rim. Sales to customers outside of the United States accounted for 26%, 23% and 21% of our revenues for the years ended December 31, 2006, 2007, and 2008, respectively. The majority of our EnCase® Forensic customers are national and local government agencies, law enforcement agencies, consultants and other organizations of the United States and foreign governments.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products. We conduct research on existing or new computer hardware or software technology to develop solutions for our law enforcement, government or corporate markets. We conduct research on file system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular customer deployment on other customer deployments. Our research and development expense was $7.1 million in 2006, $9.0 million in 2007, and $13.0 million in 2008.

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

We compete directly with a significant number of established companies that have developed or are developing and marketing software and applications that currently compete or will compete with our product and service offerings. While no single company competes with us across all of our markets, we face significant competition in each of the core markets in which we operate. Our current principal competitors include:

•	computer forensic companies that develop forensic tools that compete with our EnCase® Forensic product;

•	information access, records management and information management companies that compete with our EnCase® eDiscovery solution;

•	managed security services companies which offer managed incident response services which compete against our incident response services; and

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

We also compete indirectly with a significant number of established companies or organizations that have developed or are developing and marketing software or services that may diminish the need for our solutions or the budget available to our customers to purchase our solutions. Our current principal indirect competitors include:

•	storage infrastructure companies which advertise some eDiscovery capabilities to complement their core product offerings around e-mail archiving and storage software; and

•	internal IT organizations that develop their own security systems.

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have three issued U.S. patents and 20 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, Neutrino®, CEIC® and Guidance Software® in the United States.

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

In addition to our proprietary technology, we rely on technology that we license from third parties. In particular, the next version of our products will incorporate document viewer technology that we license from Oracle Corporation (formerly, Stellent, Inc.). In November 2008, we agreed with Oracle to extend this license until November 27, 2012 at a higher price. In addition, Oracle may terminate this license agreement prior to the expiration of its term if we fail to make timely payments or fail to comply with any other material term of the license. (See Risk Factors: “Our success depends in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business, financial condition and results of operations.”)

Employees

As of December 31, 2008, we employed approximately 415 full-time employees, including approximately 93 in research and development, 150 in selling and marketing and 63 in our Professional Services Division. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

Global market and economic conditions may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operation.

In the United States and throughout the world, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the second half of 2008. In recent months, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. During 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loans to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit the ability of our customers to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Our operating results may fluctuate from period to period and within each period, which makes our operating results difficult to predict and could cause our revenues, expenses and profitability to fall short of expectations during certain periods.

Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, many of which are outside of our control. You should not rely on our past results as an indication of future performance, as our operating results in the future may fall below expectations, expenses could increase and revenues could decrease. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, our quarterly revenues and operating results may fluctuate as a result of a variety of factors, including, but not limited to, our lengthy sales cycle, the proportion of revenues attributable to license fees versus services and maintenance revenue, changes in the level of fixed operating expenses, demand for our products and services, the introduction of new products and product enhancements or upgrades by us or our competitors, changes in customer budgets and capital expenditure plans, competitive conditions in the industry and general economic conditions. In addition, many customers make major software acquisitions near the end of their fiscal years, which tends to cause our revenues to be higher in the third and fourth calendar quarters which coincide with the fiscal year ends of many government agencies and corporations, and lower in the first calendar quarter. In addition, many customers tend to make software acquisitions or purchases near the end of a particular quarter, which tends to make our revenues for a particular period unpredictable for a significant portion of the period in question until software purchase decisions have been made. Since our EnCase® Enterprise product sales are generally large scale license agreements, a short delay in just one of these software sales from one quarter into a subsequent quarter or a loss of one of these potential sales could cause us to deliver results for a quarter that are below projections of securities analysts that follow our results. This could cause our stock price to decline significantly. There can be no assurance that we will be able to successfully address these risks, and we may not be profitable in any future period.

If the corporate market for digital investigation software were not to develop, we would not be able to maintain our growth, and our revenues and results of operations would be adversely affected.

The market for digital investigation software is new and is being developed largely through our efforts. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops. If the market for such digital investigation software decreases, remains constant or grows more slowly than we anticipate, we will not be able to maintain our recent rate of growth. Continued growth in the demand for our products is uncertain because of, among other things:

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

Additional pricing models for our EnCase® Enterprise eDiscovery product could negatively impact our revenue.

In the third quarter of 2008, we announced our intention to release a version of our EnCase® Enterprise eDiscovery software that will be billed to customers based upon the volume of data searched, collected, and processed using the software. We refer to this as our Pay-Per-Use model, and we released this software in the fourth quarter of 2008. Traditionally, our pricing model for this software has been based upon a perpetual license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met). Under this new model, revenue will be recorded as our customers use the software to search, collect and process data, not at the point in which the software is delivered. During the second half of 2008, we signed Pay-Per-Use agreements with approximately 20 new customers which are expected to begin generating revenue in 2009. In the event that customers in our current pipeline choose our Pay-Per-Use pricing model instead of a perpetual license model, we could see a decrease in license revenue from our eDiscovery product.

The failure of the legal community to adopt our eDiscovery solution could negatively affect future sales of EnCase® Enterprise, which could have a material adverse effect on our results of operations.

We expect to derive a significant amount of sales of EnCase® Enterprise from continuing demand for our EnCase® eDiscovery solution. However, widespread adoption of eDiscovery best practices will require a shift in the way the legal community approaches discovery of electronic documents and other electronically stored data. Currently, most large scale electronic discovery projects are conducted by outsourced service providers that manually retrieve documents from each computer subject to review. These service providers have longstanding and entrenched relationships with the corporations that are subject to large-scale discovery inquiries or security breaches and the large law firms that are typically retained in connection with such discovery projects. Corporations and law firms may continue to prefer to use service providers because of these ongoing established relationships, and because the service providers are widely known and accepted within the legal community, and may resist adoption of our EnCase® eDiscovery solution. Moreover, the expense of relying on an outsourced service provider may frequently be covered by the corporation’s insurance policy that is otherwise covering the expense of the litigation, including complying with requests for discovery, while implementation of EnCase® Enterprise and our EnCase® eDiscovery would require a significant unreimbursed capital expenditure by the corporation. The failure of corporations and law firms to adopt our EnCase® eDiscovery solution for eDiscovery could have a material adverse effect on our sales and results of operations.

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

Our future success depends in a large part upon the continued services of our executive officers and other key personnel. In particular, Shawn McCreight, our founder, Chairman and Chief Technology Officer, has been significantly responsible for the development of our products. In addition, Victor Limongelli, our President and Chief Executive Officer, is responsible for a number of our significant strategic initiatives. We are also substantially dependent on the continued services of our existing research and development personnel. We have fewer research and development employees than many competitors of comparable size due to the high degree of expertise required to work with our complex technology and our stringent hiring standards. The loss of one or more of our key employees, and in particular our research and development personnel, could seriously harm our business development, culture and strategic direction. We do not maintain key person life insurance policies on any of our executives. Any key person life insurance policy we maintain now or in the future would not be sufficient to cover the loss of any of our key personnel and any such loss could seriously harm our business and our ability to execute our business strategy. We do not have agreements that provide severance benefits for three of our five Named Executive Officers, including Shawn McCreight, our Chief Technology Officer, Larry Gill, our Senior Vice President of Sales, and Mark Harrington, our General Counsel and Corporate Secretary, Our failure to retain these key employees could negatively impact our ability to execute our business strategy. John Patzakis, our Chief Strategy Officer, has notified the Company that he will be terminating his employment as of March 31, 2009, to pursue other interests.

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

We also compete with companies or organizations that have developed or are developing and marketing software and services that diminish the need for our solutions or the budget available to our customers to purchase our solutions. These companies include traditional security companies, data storage infrastructure and data archiving companies, information management, records management and internal IT organizations that develop their own solutions.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. In September 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. In April 2007, we received formal notice and service of the decree from the FTC, effectively ending the inquiry. In October 2007, we timely filed the first compliance report required by the consent decree.

Given the incident, any subsequent breach of our security could be especially damaging to our reputation and business and may result in monetary penalties if the FTC were to find that the circumstances that lead to the breach constituted a violation of our obligations under the consent decree.

In addition, from time to time we may be the targets of computer hackers who, among other things, create viruses to sabotage or otherwise attack companies’ networks, products and services. For example, there was recently a spread of viruses, or worms, that intentionally deleted anti-virus and firewall software. Our products, networks, websites and systems, may be the target of attacks by hackers. If successful, any of these events could damage our computer systems, force us to incur substantial costs to fix technical problems or result in hackers gaining access to our technical and other proprietary information, which could harm our business and results of operations.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

Although we use standardized sales agreements designed to meet current revenue recognition criteria under accounting principles generally accepted in the United States, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions and Pay Per Use agreements. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended; however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. The professional technical guidance available regarding the application of software revenue recognition is very conceptual, and silent to specific implementation matters. As a consequence of this, we have been required to make assumptions and judgments, in certain circumstances, regarding the application of software revenue recognition. Incorrect assumptions or judgments as well as changes in, or clarification to accounting interpretations, could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by accounting principles generally accepted in the United States, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

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

Historically, we have derived substantially all of our license revenues from sales of our EnCase® Forensic and EnCase® Enterprise product offerings. Although we have introduced new software modules, we expect that our EnCase® Enterprise product offering will account for the largest portion of our software product revenues for the foreseeable future. Although we have no reason to believe that sales of EnCase® Forensic will decline in future periods, we believe that the degree of penetration for our EnCase® Forensic product in the law enforcement market makes it unlikely that revenue from sales of EnCase® Forensic will contribute dramatically to future revenue growth. For this reason, we are dependent on increased sales of EnCase® Enterprise and related products to drive future growth.

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

In addition, in order to be able to effectively execute our rapid growth plan, we must attract and retain highly qualified personnel. We will need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, professional services, training, customer service and administration. Competition in our industry for experienced and qualified personnel in these areas is extremely intense, especially for software developers with high levels of experience in designing and developing software products and sophisticated technical sales people experienced in selling our complex type of software products and selling into government agencies. In order to expand sales of EnCase® Enterprise, we may need to continue to hire highly qualified commissioned sales personnel to directly target potential EnCase® Enterprise customers. These new commissioned sales personnel require several quarters of training and experience before being able to effectively market EnCase® Enterprise, and, as a result of these hires, our sales and marketing expense may increase at a greater rate than our revenue, at least in the short term. The expense of hiring and training these commissioned sales personnel may never generate a corresponding increase in revenue. We may not be successful in attracting and retaining the necessary qualified personnel that our growth plan requires. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Prior to June 2007, we have entered into GSA contracts in connection with the sale of certain of our products and services. These GSA contracts were intended to facilitate efficient sales to government agencies and provide the government agencies with “most-favored nation” type pricing for the respective products and services on a comparable basis with sales to other third parties. Since June 2007, we no longer contract directly with the GSA and operate under a Government Reseller Agreement with immixTechnology to sell our products via the immixTechnology General Services Administration (GSA) contract to government customers.

The GSA and government agencies which purchase our products and services pursuant to GSA contracts are permitted to conduct administrative audits of us as part of their routine audits and investigations of government contracts. For example, the GSA conducted an audit of Guidance for 2005 and issued us an administrative report card with a rating of “successful.” As part of the audit process, the GSA or a government agency may review our performance under the contract, cost structure, including the cost of comparable products and services to third parties, and compliance with applicable laws, regulations and standards. The GSA or a government agency may also review the adequacy of, and our compliance with, our internal controls systems and policies, including our purchasing, property, estimating, compensation and management information systems. If any of our pricing is found to be improperly discounted to a specific contract, the revenue received by us may have to be refunded and an additional penalty may have to be paid by us. For the year ended December 31, 2006, our billings from federal government contracts procured through the GSA were 17% of total billings; such billings in 2007 and 2008 were not significant.

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

We have developed many of our major products, including EnCase® eDiscovery and EnCase® Information Assurance, to function as applications running on the EnCase® Enterprise platform. We created these applications using the EnScript® programming language. In order to enhance the attractiveness of EnCase® to potential customers and position EnCase® as a standard software for digital investigations, we have made available without charge the EnScript® programming language, which permits users of EnCase® to develop customized add-on features for their own or others’ use, and we have trained our customers on how to write add-on programs using the EnScript® programming language, which is similar to Java or C ##. As part of this strategy, we have encouraged the development of an active community of EnScript® programmers similar to those which have emerged for other software products. While we believe widespread use of our EnScript® programming language will ultimately create demand for our products, customers in the past have developed, and may in the future develop, software for use with EnCase® using the EnScript® programming language, rather than purchasing certain of our product offerings. Losses of sales to potential customers could have a material adverse impact on our revenues and results of operations.

Our success depends in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business, financial condition and results of operations.

Our future success depends in part on our ability to develop enhancements to our existing products and to introduce new products that keep pace with rapid technological developments and changes in customers’ needs. Although our products are designed to operate on a variety of network hardware and software platforms, we must continue to modify and enhance our products to keep pace with changes in network platforms, operating systems, software technology and changing customer demands. We may not be successful in developing and documenting these modifications and enhancements or in bringing them to market in a timely manner. Any failure of our products to operate effectively with future network platforms and technologies could reduce the demand for our products and result in customer dissatisfaction. In addition, our products incorporate document viewer technology that we license from Oracle USA, Inc. Our license agreement with Oracle expires in November 2012. In addition, Oracle may terminate this license agreement prior to the expiration of its term if we fail to make timely payments or fail to comply with any other material term of the license agreement. We may be unable to replace this technology if Oracle terminates this license agreement or it expires, or if the Oracle technology becomes obsolete or incompatible with our products.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to expand our international operations in the future. For the years ended December 31, 2007 and 2008, we derived approximately 23% and 21%, respectively, of our revenues from sales of products and services outside the United States.

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

As of February 27, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 56.5% of our common stock outstanding, including 45.3% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the trading price of our common stock has been subject to wide fluctuations since our initial public offering in December 2006. Factors that may affect the trading price of our common stock include:

•	variations in our financial results;

•	announcements of technological innovations, new solutions, pricing models, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

In addition, our founder, Shawn McCreight, and his wife, continue to hold a substantial number of shares of our common stock, as does our Chief Strategy Officer, John Patzakis. Sales by Mr. McCreight or his wife or Mr. Patzakis of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

If our prior S Corporation election was not properly made and maintained, we would be liable for federal and certain state income taxes

In October 1998, we elected to be treated for federal income tax purposes as an “S Corporation” under Subchapter S of the Internal Revenue Code. In addition, we elected or were otherwise treated as an S Corporation for certain state tax purposes. As an S Corporation, our earnings were included in the income of our stockholders for federal and certain state income tax purposes. We filed an election to revoke our S Corporation status in December 2006. If our S Corporation election was not properly made and maintained prior to its revocation, we would be liable for federal and certain state income taxes during prior open periods, together with interest thereon and, possibly, penalties. Such taxes and penalties may be material to our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Pasadena, California, where we lease approximately 71,470 square feet in two locations. We also lease an additional 54,065 square feet at facilities in Houston, Texas, Atlanta, Georgia and New York, New York and near San Francisco, California, Washington, D.C., Chicago, Illinois and London, England. We also maintain small regional facilities in Brazil, Australia and Singapore. Our leases expire at various points through 2015. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

	Common Stock Price
	High	Low
Fiscal Year 2007
First Quarter	$16.25	$11.25
Second Quarter	14.59	11.76
Third Quarter	14.20	10.92
Fourth Quarter	14.89	11.78
Fiscal Year 2008
First Quarter	13.91	8.67
Second Quarter	10.84	8.54
Third Quarter	11.43	4.50
Fourth Quarter	4.97	2.00

As of February 27, 2009, there were 20 holders of record of our common stock. On February 27, 2009, the last sale price reported on the NASDAQ Global Market for our common stock was $3.15 per share.

In October 1998, we elected to be treated for federal income tax purposes as an “S Corporation” under Subchapter S of the Internal Revenue Code. In addition, we elected or were otherwise treated as an S Corporation for certain state tax purposes. We filed an election to revoke our S Corporation status in December 2006. As an S Corporation, we historically paid dividends to our stockholders. We anticipate that any future earnings will be retained to finance continuing development of our business. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

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

The following table summarizes our purchases of common stock during the quarter ended December 31, 2008:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
October 2008 (a)	13,176	$4.60	—	$7,750,000
November 2008	—	$—	—	$7,750,000
December 2008	—	$—	—	$7,750,000

Total	13,176	$4.60	—	$7,750,000

(a)	In October 2008, we withheld and acquired 13,176 common shares from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. These purchases were not made pursuant to the publicly announced repurchase plan or program.

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

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2007 and 2008 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2008, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2004 and 2005 and selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$15,812	$23,138	$32,565	$44,314	$48,245
Services and maintenance revenue	11,792	16,367	23,300	34,566	43,221

Total revenues	27,604	39,505	55,865	78,880	91,466

Cost of revenues:
Cost of product revenue	1,685	2,202	2,429	2,754	3,143
Cost of services and maintenance revenue	7,930	9,146	13,639	19,280	22,805

Total cost of revenues	9,615	11,348	16,068	22,034	25,948

Gross profit	17,989	28,157	39,797	56,846	65,518

Operating expenses:
Selling and marketing	10,461	15,691	26,238	32,964	39,714
Research and development	3,295	4,680	7,113	9,067	13,022
General and administrative	3,894	4,923	7,840	14,637	18,054
Depreciation and amortization	1,158	1,357	1,823	3,453	4,098

Total operating expenses	18,808	26,651	43,014	60,121	74,888

Operating (loss) income	(819)	1,506	(3,217)	(3,275)	(9,370)
Other income and expense:
Interest income	3	54	105	1,463	720
Interest expense	(112)	(81)	(91)	(107)	(49)
Other income, net	146	150	173	130	70

(Loss) income before income taxes	(782)	1,629	(3,030)	(1,789)	(8,629)
Income tax provision	10	13	39	1,078	1,967

Net (loss) income	$(792)	$1,616	$(3,069)	$(2,867)	$(10,596)

Net (loss) income per share:
Basic	$(0.04)	$0.08	$(0.16)	$(0.13)	$(0.46)
Diluted	$(0.04)	$0.08	$(0.16)	$(0.13)	$(0.46)
Weighted average number of shares used in per share calculations(1):
Basic	19,431	20,412	19,530	22,600	23,160
Diluted	19,431	21,023	19,530	22,600	23,160
Pro forma net (loss) income data(2):
(Loss) income before income taxes	$(782)	$1,629	$(3,030)
Pro forma provision for income taxes	10	343	39

Pro forma net (loss) income	$(792)	$1,286	$(3,069)

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Non-Cash Share-Based Compensation Data(3):
Cost of product revenue	$—	$—	$2	$81	$36
Cost of services and maintenance revenue	36	—	232	818	1,788
Selling and marketing	—	—	328	1,332	2,923
Research and development	—	—	148	594	1,433
General and administrative	72	—	392	1,520	2,796

Total non-cash share-based compensation	$108	$—	$1,102	$4,345	$8,976

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,303	$7,556	$8,041	$37,591	$36,006
Total assets	$11,993	$21,526	$59,345	$75,937	$78,844
Notes payable and capital leases	$1,445	$733	$1,430	$771	$163
Deferred revenue	$9,810	$16,319	$20,221	$27,201	$33,285
Total stockholders’ (deficit) equity	$(3,431)	$(1,815)	$26,689	$33,896	$33,094

(1)	See Note 2 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(2)	In October 1998, we elected to be treated for Federal income tax purposes as an S Corporation and were exempt from paying federal income taxes. In addition, from and after the day we elected or were otherwise treated as an S Corporation for state tax purposes to the day prior to the day our status as an S Corporation was revoked, we paid or are required to pay certain state income taxes at a reduced rate. We filed an election to revoke our S Corporation status on December 11, 2006. Pro forma net (loss) income data is unaudited and reflects the income tax expense that would have been recorded had we not been exempt from paying income taxes due to our S Corporation election.
(3)	Non-cash compensation recorded in the year ended December 31, 2004 is related to restricted common shares granted to certain key employees. Non-cash compensation recorded in each of the three years ended December 31, 2008 relates to stock options granted to employees measured under the fair value method and, in 2007 and 2008, includes costs related to nonvested share grants (see Note 8 to the consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

We derive revenue from licenses of our software and sales of related services, which include post-contract customer support, or maintenance, consulting and training. We recognize revenue in accordance with GAAP as prescribed for the software industry, which are substantially governed by AICPA Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and interpreted. While these pronouncements govern the basis for revenue recognition, in applying our revenue recognition policy we must determine which portions of our revenue should be recognized currently and which portions, if any, should be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is probable, as follows:

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

Product Revenue. The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

•

EnCase® Enterprise, EnCase® eDiscovery, and related products. License revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements for which we have vendor-specific objective evidence (“VSOE”) of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

•

EnCase® Forensic. License revenue from corporate customers, exclusive of amounts allocated to maintenance, for which we have VSOE of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Because maintenance is included at no additional cost in governmental Forensic arrangements, VSOE of fair value for the maintenance element for governmental customers is indeterminable, so we allocate governmental Forensic product, services and maintenance revenue ratably over the longer of the contractual maintenance period (12 months) or the implied maintenance period (typically, 12-25 months) based on estimated fair values of the various components.

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

•

EnCase® Neutrino®. Our mobile device investigative solution is sold to Forensic customers with a related subscription covering future adapters for newly issued cell phones. Revenue is recognized over the related subscription period. For Enterprise customers, EnCase® Neutrino® revenue is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Standard maintenance is charged to entitle customers to future cell phone adapters on an if-and-when available basis.

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

In December 2007, we granted an option to purchase 500,000 shares of our common stock that vests, in 25% increments, only upon attainment of specified market-based conditions tied to the market value of our common stock and we may continue to award such market-based vesting options from time to time in the future. Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. Accordingly, we estimate the value of such awards using the Monte Carlo binomial simulation model. The primary assumptions used in the model are volatility, a risk-free interest rate, starting stock price, transferability restrictions and the terms of the award, as more fully described in Note 9 to our consolidated financial statements. Using these assumptions and inputs, in valuing the December 2007 grant, we simulated 25,000 possible price paths for our common stock over a ten-year period. For each trial, if the market conditions were met, the fair value of the option was then estimated using the Black-Scholes model; if the market condition was not met, the options were assigned zero value. The fair value of this award was then calculated as the average net present value across the simulation trials and a derived service period was calculated for achievement of each of the four market conditions. Under FAS 123R, the calculated $2.8 million fair value of this award must be recognized as expense over a weighted average period of approximately two years whether the market conditions are met or not so long as the grantee meets the service condition.

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

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.

As of December 31, 2008, there was $17.9 million of total unrecognized compensation cost related to non-vested stock-based compensation that is expected to be recognized over a weighted-average period of 2.2 years for grants subsequent to January 1, 2006. See Notes 8 and 9 of our consolidated financial statements for further information regarding share-based compensation.

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

Accounting for Income Taxes

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

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known, which can significantly impact our effective tax rate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate.

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

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2006	2007	2008
Revenues:
Product revenue	58.3%	56.2%	52.7%
Services and maintenance revenue	41.7	43.8	47.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	4.3	3.5	3.5
Cost of services and maintenance revenue	24.4	24.4	24.9

Total cost of revenues	28.7	27.9	28.4

Gross profit	71.3	72.1	71.6

Operating expenses:
Selling and marketing	47.0	41.8	43.4
Research and development	12.7	11.4	14.2
General and administrative	14.0	18.6	19.7
Depreciation and amortization	3.3	4.4	4.5

Total operating expenses	77.0	76.2	81.8

Operating loss	(5.7)	(4.1)	(10.2)
Other income and expense:
Interest income	0.2	1.8	0.8
Interest expense	(0.2)	(0.1)	(0.1)
Other income, net	0.3	0.1	0.1

Loss before income taxes	(5.4)	(2.3)	(9.4)
Income tax provision	0.1	1.3	2.2

Net loss	(5.5)%	(3.6)%	(11.6)%

Comparison of Results of Operations

Revenues

	Year ended December 31,
(Dollars in millions)	2006	Increase/ (decrease)	2007	Increase	2008
Product revenues:
EnCase® Enterprise(1)	$19.7	63%	$32.1	2%	$32.9
EnCase® Forensic(2)	11.0	(2)%	10.8	18%	12.8
Other	1.9	(23)%	1.4	85%	2.6

Total product revenues	32.6	36%	44.3	9%	48.3

Services and maintenance revenues:
Professional services	8.8	40%	12.4	13%	13.9
Training	7.0	22%	8.5	18%	10.0
Maintenance and other	7.5	83%	13.7	41%	19.3

Total services and maintenance revenues	23.3	48%	34.6	25%	43.2

Total revenues	$55.9	41%	$78.9	16%	$91.5

(1)	Includes perpetual licenses related to our eDiscovery and Information Assurance add-on products.
(2)	Includes revenues related to our Premium License Support Program.

We generate product revenue principally from sales of our EnCase® Enterprise and EnCase® Forensic products. A substantial portion of the EnCase® Enterprise and EnCase® Forensic license agreements we enter into include perpetual license terms. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of several years. In addition, we sell our EnCase® Neutrino® mobile forensic device and certain other forensic hardware which we include in “Other” product revenue. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

We introduced our EnCase® eDiscovery solution in late 2005, EnCase® Information Assurance in mid 2006 and EnCase® Data Audit and Policy Enforcement modules in mid 2008, which have significantly increased our average transaction size. During fiscal year 2008, we sold approximately 95 EnCase® eDiscovery, EnCase® Information Assurance, EnCase® Data Audit and Policy Enforcement and AIRS add-on modules as compared to 80 in 2007 and 50 in 2006. In 2008, of the approximately 95 customers who purchased EnCase® Enterprise modules, approximately 20 of those customers licensed the EnCase® eDiscovery technology on a Pay Per Use basis in the second half of 2008, and their use of the product should begin to generate revenues in 2009. In addition to the factors noted below, the increases in our product revenue in 2008 were made possible by increasingly productive selling and marketing efforts. The number of sales and marketing personnel that we employ increased from approximately 135 at year end 2007 to 150 at year end 2008. We believe our sales personnel productivity increases with tenure and training.

Product revenues increased by $4.0 million (9%) in 2008 over 2007, with that growth driven by a $2.0 million revenue increase from our EnCase® Forensic product line and a $1.2 million increase in Other revenue. The increase in forensic revenue is attributable to a larger number of governmental contracts completed during 2008, including the United States Securities and Exchange Commission and certain security and defense administrations. As discussed herein, while portions of governmental forensic license revenues are deferred, the 2008 revenue increase is largely volume-driven. The increase in Other revenue is largely attributable to new agreements to resell third-party products licensed from HB Gary and Bit9 with our products during 2008. EnCase® Enterprise revenue grew modestly in 2008 after large increases in recent years as a result of market penetration, the uncertain economic environment and our introduction of the availability of our eDiscovery product on a Pay Per Use basis during the second half of 2008. We signed approximately 20 new customers on a Pay Per Use basis during late 2008 but will not begin recognizing revenue from this pricing model until early 2009. We expect revenues from our eDiscovery and forensic products will grow at a moderate rate in 2009.

Product revenues increased by $11.7 million (36%) in 2007 over 2006, with that growth driven by a $12.4 million revenue increase from our EnCase® Enterprise product line, which was a reflection of the growth in the eDiscovery industry. Changes in the Federal Rules of Civil Procedure in December 2006 concerning electronic discovery have contributed to the overall growth in the marketplace and sustained selling and marketing efforts also contributed to our 2007 product revenue growth. During 2007, we extended the estimated life of our December 2006 EnCase® Forensic Version 6 release from late 2008 into 2009, which reduced the revenue recognized for that product during 2007 by an estimated $0.3 million.

Services and maintenance revenues increased $8.6 million (25%) in 2008, with our maintenance segment contributing $5.6 million of that total increase by virtue of an on-going overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products. Revenues for the professional services segment increased $1.6 million as the result of a $1.9 million increase in digital investigation consulting partially offset by a $0.3 million decrease in implementation engagements. The number of professional services personnel has increased from 50 in 2006 to approximately 60 in 2007 and 2008. Training services revenue also increased $1.5 million in 2008 as a result of increased class offerings and attendance. The number of customers we train on our products tends to grow in tandem with the growth in the installed product base and the number of training seats filled increased from approximately 4,800 in 2007 to 6,000 in 2008. Much of this growth is attributable to the Annual Training Passport program we introduced in August 2006, which generated approximately $3.0 million in 2008 revenue.

Services and maintenance revenues increased $11.3 million (48%) in 2007, with our maintenance segment contributing $6.2 million of that total increase by virtue of an on-going overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products. Revenues for the professional services segment increased $3.6 million as the result of a $3.1 million increase in digital investigation consulting and a $0.5 million increase in implementation engagements. The number of professional services personnel increased from 30 in 2005 to 50 in 2006 and 62 in 2007. Training services revenue increased $1.5 million in 2007 as a result of increased class offerings and attendance. The number of customers we train on our products tends to grow in tandem with the growth in the installed product base and the number of training seats filled increased from approximately 3,800 in 2006 to 4,800 in 2007. Much of this growth is attributable to the Annual Training Passport program we introduced in August 2006, which generated approximately $1.4 million in 2007 revenue.

Cost of Revenues

	Year ended December 31,
(Dollars in millions)	2006	Increase	2007	Increase	2008
Cost of product revenues	$2.4	13%	$2.7	14%	$3.1

Cost of services and maintenance revenues:
Professional services	7.7	54%	11.8	19%	14.1
Training	5.0	12%	5.6	11%	6.2
Maintenance and other	1.0	91%	1.9	32%	2.5

Total cost of services and maintenance revenues	13.7	41%	19.3	18%	22.8

Total cost of revenues	$16.1	37%	$22.0	18%	$25.9

Share-based compensation included above:
Cost of product revenues	$—		$0.1		$—

Cost of services and maintenance revenues	$0.2		$0.8		$1.8

Gross Margin Percentage

Products	92.5%		93.8%		93.5%

Services and maintenance	41.5%		44.2%		47.2%

Total	71.3%		72.1%		71.6%

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

Cost of product revenue increased 14% ($0.4 million) in 2008 on an overall product revenue increase of 9% due entirely to the commissions payable to certain third parties under new license agreements in 2008 which, as noted previously, contributed significantly to our 2008 increase in Other revenue. Otherwise, the variable costs associated with higher software volumes are generally low. Product gross margin decreased slightly to 93.5% in 2008 from 93.8% due to the introduction of the licensing costs of third party add-on products noted previously.

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

Total cost of services and maintenance revenue increased $3.5 million, or 18%, in 2008, on an overall increase in services and maintenance revenue of 25% over 2007. In 2008, we increased our team of professional services, training and maintenance personnel from 100 to 110, which contributed to increased compensation expense of $3.1 million (including a $1.0 million increase in share-based compensation) and benefits and other personnel related costs ($0.4 million). In addition, commissions paid to our third-party maintenance vendor also increased by $0.3 million, related to the growth in maintenance revenue in 2008 and travel expense related to consulting and training increased $0.2 million due to increased activity, partially offset by lower facilities and other costs. Overall, services and maintenance gross margin was 47.2% in 2008 compared to 44.2% in 2007. The additional costs incurred to expand our professional services segment to meet increased demand has negatively impacted the services gross margin in the short-term, which fell from 4% in 2007 to (2%) in 2008. By continuing to make more efficient use of part-time trainers, we were able to increase the gross margin on training from 35% in 2007 to 38% in 2008. The gross margin on maintenance revenue remained stable at approximately 86%—87% in the two years.

Total cost of services and maintenance revenue increased $5.6 million, or 41%, in 2007, on an overall increase in services and maintenance revenue of 48% over 2006. In 2007, we increased our team of experienced professional services consulting personnel by ten and opened several new offices, which contributed to increased compensation expense and facilities costs of $2.4 million (including a $0.6 million increase in share-based compensation) and $1.2 million, respectively. In addition, travel expense related to consulting and training increased $0.5 million due to increased activity and bad debt expense increased $0.3 million. Expenses and commissions paid to our third-party maintenance vendor also increased by $0.9 million, which was proportional to the growth in maintenance revenue in 2007. Overall, services and maintenance gross margin was 44.2% in 2007 compared to 41.5% in 2006. The additional costs incurred to expand our professional services segment to meet increased demand has negatively impacted the services gross margin in the short-term, which fell from 13% in 2006 to 4% in 2007. By making more efficient use of part-time trainers, we were able to increase the gross margin on training from 29% in 2006 to 35% in 2007 despite additional facilities costs. The gross margin on maintenance revenue remained stable at approximately 86% in the two years.

Selling and Marketing

	Year ended December 31,
(Dollars in millions)	2006	Increase	2007	Increase	2008
Selling and marketing expenses	$26.2	26%	$33.0	21%	$39.7

As a percentage of revenue	47.0%		41.8%		43.4%

Share-based compensation included above	$0.3		$1.3		$2.9

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

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was approximately 150 at year end 2006, 135 at year end 2007 and 150 at year end 2008.

Selling and marketing expenses in 2008 increased $6.7 million over 2007; with these costs as a percentage of revenue increasing slightly from 42% in 2007 to 43% in 2008. Total compensation expense contributed $4.9 million of that increase, with base compensation increasing $1.6 million (12%) in 2008 due primarily to a higher average headcount (approximately 150 in 2008 compared to 135 in 2007), sales commissions increasing $1.7 million (30%) due to higher sales volumes and share-based compensation increasing $1.6 million. In addition, the 2008 increase includes $0.8 million for eMarketing and public relations, $0.4 million for recruiting costs, $0.3 million for benefits and employee-related costs and $0.3 million for marketing events.

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

Research and Development

	Year ended December 31,
(Dollars in millions)	2006	Increase	2007	Increase	2008
Research and development expenses	$7.1	28%	$9.1	44%	$13.0

As a percentage of revenue	12.7%		11.4%		14.2%

Share-based compensation included above	$0.1		$0.6		$1.4

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses for research and development personnel, including quality assurance and testing. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 50 in 2006 to 55 in 2007 and 75 in 2008.

Research and development expenses in 2008 increased $3.9 million, or 44%, from 2007. The higher expenses were driven by increases of $2.0 million (43%) in base compensation, $0.8 million in share-based compensation, $0.4 million in other employee-related costs and $0.2 million in recruiting costs.

Research and development expenses in 2007 increased $2.0 million, or 28%, from 2006. The higher expenses were driven by increases of $0.7 million (20%) in base compensation, $0.5 million in share-based compensation, and $0.5 million in other employee-related and facilities costs.

General and Administrative

	Year ended December 31,
(Dollars in millions)	2006	Increase	2007	Increase	2008
General and administrative expenses	$7.8	87%	$14.6	23%	$18.1

As a percentage of revenue	14.0%		18.6%		19.7%

Share-based compensation included above	$0.4		$1.5		$2.8

General and administrative expenses consist of compensation, including share-based compensation, and related overhead expenses for personnel engaged in the accounting, legal, information systems, human resources and other administrative functions. As a result of our continuing revenue growth and to meet the requirements of becoming a public company in December 2006, we increased the number of general and administrative personnel that we employ from 50 in 2006 to 60 in 2007 and 73 in 2008. In addition, general and administrative expense includes professional service fees, other corporate expenses and related overhead.

General and administrative expenses in 2008 increased $3.5 million, or 23%, over 2007. Higher compensation cost accounted for $1.5 million of that total, with share-based compensation increasing $1.3 million and bonuses increasing $0.3 million. Related benefits costs increased approximately $0.7 million while bad debt expense increased $0.3 million. Consulting and professional fees associated with audit, legal, consultation on Sarbanes-Oxley Section 404 and tax compliance increased $0.4 million. Due to the rising value for the US dollar at the end of 2008, we experienced approximately $0.5 million in foreign exchange losses.

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

Depreciation and Amortization

	Year ended December 31,
(Dollars in millions)	2006	Increase	2007	Increase	2008
Depreciation and amortization expense	$1.8	89%	$3.5	19%	$4.1

As a percentage of revenue	3.3%		4.4%		4.5%

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. In 2006, 2007 and 2008, we invested $2.4 million, $8.6 million and $6.0 million, respectively, in capital equipment and leasehold improvements, resulting in significant increases in depreciation and amortization expense in those years.

Depreciation and amortization expense in 2008 increased $0.6 million, or 19%, from 2007, primarily due to recognizing a full year’s depreciation expense on the facilities in Pasadena, California and New York City, New York and other leasehold improvements and equipment opened or expanded in 2007.

Depreciation and amortization expense in 2007 increased $1.7 million, or 89%, from 2006, primarily due to the opening or expansion of facilities in Pasadena, California and New York City, New York and the investment in leasehold improvements, networks and phone equipment to permit several of our remote offices to safely access our corporate network.

Interest Income

Interest income decreased to $0.7 million in 2008, compared to $1.5 million in 2007 due to lower market interest rates. The increase to $1.5 million in 2007 compared to $0.1 million in 2006 resulted largely from the investment of cash received from our initial public offering in mid-December 2006.

Income Tax Provision

	Year ended December 31,
(Dollars in millions)	2006	Increase	2007	Increase	2008
Income tax provision	$—	100%	$1.1	83%	$2.0

As a percentage of revenue	0.1%		1.3%		2.2%

Effective tax rate	(1.2)%		(60.3)%		(22.8)%

The effective tax rate in years 2006, 2007 and 2008 is (1.2%), (60.3%) and (22.8%), respectively. The effective tax rate in 2008 differed from the statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges under SFAS No. 123(R) and a full valuation allowance against deferred tax assets. The effective tax rate in 2007 differed from the statutory rate of 34% primarily due to research and development credits, offset by the impact of certain stock compensation charges under SFAS No. 123(R) and a partial valuation allowance against deferred tax assets. The effective tax rate in 2006 differed from the statutory rate of 35% primarily due to the Company being treated as an S Corporation until we revoked our S Corporation status on December 11, 2006.

See Note 4 of Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of December 31, 2008, we had $36.0 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $4.2 million in 2008 compared with net cash provided by operations of $8.5 million in 2007. The decrease in cash provided by operations is the net result of a number of non-cash items including higher share-based compensation and depreciation expense, but also increasing investment in accounts receivable and lower accrued liabilities, and a lower increase in deferred revenues from 2007. The increase in accounts receivable is attributable to higher fourth quarter sales as cash collections were strong during the quarter. The increase in cash collections resulted from higher sales volumes of existing products and new offerings although a portion of these cash flows must be deferred for recognition as revenue at a later date. Despite significantly higher revenues in 2007, we were able to reduce the cash used to carry accounts receivable balances from $7.8 million in 2006 to $4.5 million in 2007. The $2.8 million use of cash in operations during 2006 was largely attributable to increased payroll and related costs associated with additional sales, marketing and development personnel and higher accounts receivable balances. The first and fourth quarters of our fiscal year are our strongest quarters for cash collections, a consequence of the higher sales volumes typically experienced in the third and fourth quarters.

Net cash used by investing activities was $6.0 million in 2008 due solely to capital expenditures, primarily on our new ERP system, whereas in 2007, investing activities resulted in a $16.1 million use of cash due to the maturities of short-term investments. This change is largely the result of our decision to invest a considerable portion of the proceeds of our December 2006 initial public offering in short-term investments prior to year end 2006, and subsequent decision to reinvest the proceeds upon maturity into cash equivalents during 2007. Additionally, cash used in investing activities in 2007 consists of capital expenditures of approximately $8.6 million for the purchase of new computer equipment and the construction and build-out of new office facilities in Pasadena, CA, New York, NY, and near San Francisco, Chicago and Washington, D.C., compared with $2.4 million in capital expenditures during 2006. We presently expect capital expenditures to approximate $1.5 million to $2.5 million in 2009, which we expect to fund from operating cash flows.

Net cash provided by financing activities decreased from $4.9 million in 2007 to $0.2 million in 2008 due primarily to lower stock option exercises as well as a lower excess tax benefit from share based compensation. Cash from financing activities in 2007 decreased significantly from 2006 due to the non-recurring net proceeds of our initial public offering in December 2006. In addition, we made a cash distribution to the shareholders in respect of S-Corporation taxable earnings in the amount of $1.7 million during 2006 for which no corresponding payment was required in 2007. In each of the periods, we also paid down capital lease obligations.

We maintain a $3.0 million line of credit with a bank. This line of credit terminates on April 30, 2010. At December 31, 2008, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants. At December 31, 2008, we were in compliance with the covenants associated with the revolving line of credit.

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At December 31, 2008, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$176	$123	$41	$9	$3
Non-cancelable operating lease obligations	$18,927	$3,861	$10,985	$3,406	$675
Purchase obligations	$2,715	$2,715	$—	$—	$—

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

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Our investment portfolio, consisting of short-term fixed-rate financial institution and commercial obligations at December 31, 2008, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Guidance Software, Inc. maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision of and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that our disclosure controls and procedures were designed and operating effectively to report the information we are required to disclose in the reports we with the SEC on a timely basis. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2008.

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)

4.1(1)	Investor’s Rights Agreement, dated as of September 26, 2003, by and between Guidance Software, Inc. and Matthew Healey. (Exhibit 4.1)

10.1(1)	Restated Lease Agreement, dated as of April 1, 2003, by and between Guidance Software, Inc. and The Walnut Plaza. (Exhibit 10.1)

10.2(2)	Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.3) #

10.3(1)	Guidance Software, Inc. Executive Retention and Severance Plan, dated as of April 20, 2005. (Exhibit 10.4) #

10.4(1)	Employment Agreement, dated January 1, 2000, by and between Guidance Software, Inc. and John Patzakis. (Exhibit 10.5) #

10.5(1)	Employment Agreement, dated December 16, 2002, by and between Guidance Software, Inc. and Frank Sansone. (Exhibit 10.7) #

10.6(4)	Employment Agreement, dated December 6, 2007, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 99.2) #

10.7(4)	At Will Employment Agreement Amendment, dated December 6, 2007, between Guidance Software, Inc. and John Colbert. (Exhibit 99.3) #

Exhibit Number	Description of Documents
10.8(5)	First Amendment to Employment Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.8) #

10.9(5)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #

10.10(5)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #

10.11(5)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #

10.12(5)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #

10.13(6)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #

10.14(6)	Separation Agreement, dated August 7, 2008, by and between Guidance Software, Inc. and Frank Sansone. (Exhibit 99.3) #

10.15(5)	Amended and Restated Credit Agreement dated as of May 1, 2007, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.13)

10.16(2)	Form of Tax Matters Agreement. (Exhibit 10.10)

10.17	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc.*

10.18(2)	Form of Indemnification Agreement. (Exhibit 10.13)

10.19(3)	Form of First Amended and Restated 2004 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.14)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

(1)	Incorporated by reference to Guidance Software Inc.’s Form S-1 Registration Statement (File No. 333-137381) filed September 15, 2006.
(2)	Incorporated by reference to Amendment No. 4 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed November 22, 2006.
(3)	Incorporated by reference to Amendment No. 6 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed December 8, 2006.
(4)	Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated December 6, 2007 and filed December 7, 2007.
(5)	Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2007.
(6)	Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated and filed on August 7, 2008.
#	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
†	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Guidance Software, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in 2006.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” in 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidance Software, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 3, 2009

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,591	$36,006
Trade receivables, net of allowance for doubtful accounts of $984 and $1,641 respectively	21,093	24,993
Prepaid expenses, inventory and other current assets	2,863	2,356
Deferred tax assets	1,386	—

Total current assets	62,933	63,355
Property and equipment, net	12,515	15,041
Other assets	489	448

Total assets	$75,937	$78,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,595	$3,826
Accrued expenses	6,421	5,953
Capital leases	586	115
Deferred revenues	24,895	30,004

Total current liabilities	36,497	39,898

Long-term liabilities:
Rent incentives	3,053	2,523
Capital leases	185	48
Deferred revenues	2,306	3,281

Total long-term liabilities	5,544	5,852

Commitments and contingencies (Notes 7 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,010,000 and 23,298,000 shares issued, respectively; 23,010,000 and 23,255,000 shares outstanding, respectively	23	23
Additional paid-in capital	46,516	56,622
Treasury stock, at cost, no and 56,000 shares, respectively	—	(312)
Accumulated deficit	(12,643)	(23,239)

Total stockholders’ equity	33,896	33,094

Total liabilities and stockholders’ equity	$75,937	$78,844

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Revenues:
Product revenue	$32,565	$44,314	$48,245
Services and maintenance revenue	23,300	34,566	43,221

Total revenues	55,865	78,880	91,466

Cost of revenues:
Cost of product revenue	2,429	2,754	3,143
Cost of services and maintenance revenue	13,639	19,280	22,805

Total cost of revenues	16,068	22,034	25,948

Gross profit	39,797	56,846	65,518

Operating expenses:
Selling and marketing	26,238	32,964	39,714
Research and development	7,113	9,067	13,022
General and administrative	7,840	14,637	18,054
Depreciation and amortization	1,823	3,453	4,098

Total operating expenses	43,014	60,121	74,888

Operating loss	(3,217)	(3,275)	(9,370)
Other income and expense:
Interest income	105	1,463	720
Interest expense	(91)	(107)	(49)
Other income, net	173	130	70

Loss before income taxes	(3,030)	(1,789)	(8,629)
Income tax provision	39	1,078	1,967

Net loss	$(3,069)	$(2,867)	$(10,596)

Net loss per share:
Basic	$(0.16)	$(0.13)	$(0.46)
Diluted	$(0.16)	$(0.13)	$(0.46)
Weighted average number of shares used in per share calculation:
Basic	19,530	22,600	23,160
Diluted	19,530	22,600	23,160
Pro forma net loss data (unaudited):
Loss before income taxes	$(3,030)
Pro forma provision for income taxes	39

Pro forma net loss	$(3,069)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances at December 31, 2005	20,412	$20	$3,032	$—	$—	$(4,867)	$(1,815)
Share-based compensation	—	—	1,102	—	—	—	1,102
Exercise of stock options	361	1	1,651	—	—	—	1,652
Exercise of warrant	206	—	—	—	—	—	—
Donated capital, retired	(2,062)	(2)	2	—	—	—	—
Stockholder distributions	—	—	—	—	—	(1,710)	(1,710)
Issuance of common stock in public offering, net of issuance costs	3,250	3	30,543	—	—	—	30,546
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	(17)	—	(17)
2006 net loss	—	—	—	—	—	(3,069)	(3,069)

Balances at December 31, 2006	22,167	22	36,330	—	(17)	(9,646)	26,689
Share-based compensation	40	—	4,345	—	—	—	4,345
Exercise of stock options	803	1	3,970	—	—	—	3,971
Excess tax benefit from share-based compensation	—	—	2,113	—	—	—	2,113
2006 public offering issuance costs	—	—	(242)	—	—	—	(242)
Adoption of FIN 48	—	—	—	—	—	(130)	(130)
Realized gain on marketable debt securities, net of tax	—	—	—	—	17	—	17
2007 net loss	—	—	—	—	—	(2,867)	(2,867)

Balances at December 31, 2007	23,010	23	46,516	—	—	(12,643)	33,896
Share-based compensation	—	—	8,976	—	—	—	8,976
Exercise of stock options	205	—	962	—	—	—	962
Vesting of unvested share awards	96	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	168	—	—	—	168
Repurchases of common stock	(56)	—	—	(312)	—	—	(312)
2008 net loss	—	—	—	—	—	(10,596)	(10,596)

Balances at December 31, 2008	23,255	$23	$56,622	$(312)	$—	$(23,239)	$33,094

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(3,069)	$(2,867)	$(10,596)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,823	3,453	4,098
Provision for doubtful accounts	514	947	1,407
Share-based compensation	1,102	4,345	8,976
Excess tax benefit from share-based compensation	—	(2,113)	(168)
Deferred taxes	—	(1,386)	1,386
Loss on disposal of assets	93	152	90
Changes in operating assets and liabilities:
Trade receivables	(7,792)	(4,527)	(5,307)
Prepaid expenses, inventory and other current assets	(1,311)	(156)	548
Accounts payable	1,476	(1,313)	(1,503)
Accrued expenses	459	5,006	(830)
Deferred revenues	3,902	6,980	6,084

Net cash (used in) provided by operating activities	(2,803)	8,521	4,185

Cash flows from investing activities:
Purchase of marketable debt securities	(24,711)	(49,386)	(9,947)
Sale of marketable debt securities	—	74,097	9,947
Purchase of property and equipment	(2,363)	(8,627)	(5,980)

Net cash (used in) provided by investing activities	(27,074)	16,084	(5,980)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,652	3,971	962
Repurchases of common stock	—	—	(312)
Principal payments of capital lease obligations	(582)	(897)	(608)
Excess tax benefit from share-based compensation	—	2,113	168
Proceeds from initial public offering, net of underwriters’ discount	34,759	—	—
Cash paid for offering expenses	(3,757)	(242)	—
Distributions to stockholders	(1,710)	—	—
Proceeds from term loan	900	—	—
Principal payments of term loan	(900)	—	—

Net cash provided by financing activities	30,362	4,945	210

Net increase (decrease) in cash and cash equivalents	485	29,550	(1,585)
Cash and cash equivalents, beginning of year	7,556	8,041	37,591

Cash and cash equivalents, end of year	$8,041	$37,591	$36,006

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$87	$74	$44
Income taxes	$39	$227	$532
Non-cash activities:
Purchase of equipment included in accounts payable	$1,766	$414	$734
Capital lease obligations incurred to acquire assets	$1,279	$238	$—
Rent incentives	$195	$940	$—
Recognition of uncertain tax liabilities	$—	$130	$—
Accrued offering costs included in accounts payable	$432	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description	of the Business and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

We invest excess cash in money market funds, bank certificates of deposit, corporate commercial paper and in highly liquid debt instruments of the U.S. government and its agencies. Highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents.

Short-Term Investments

We account for our short-term investments, generally in marketable debt securities, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. Typically, our short-term investments have been classified and accounted for as available for sale. These securities are carried at fair value, based on market quotes, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method and are reflected as a component of other expense.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our capital lease obligations also approximate fair value. Short-term investments are stated at fair value based on market quotes.

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

Property and Equipment

The cost of property and equipment, less applicable estimated residual values, is depreciated over the shorter of their estimated useful lives or the life of the capital lease (if applicable), on the straight-line method, from the date the specific asset is completed, installed, and ready for use, as follows:

Estimated Useful Life
Leasehold improvements	Shorter of life of asset or lease term
Furniture and office equipment	5 years
Computer hardware and software	2-7 years

Also included in property and equipment is software maintained for internal use. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to seven years, in accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At December 31, 2008, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $35.5 million as of December 31, 2008. At December 31, 2008, all of our cash equivalents consisted of financial institution and governmental obligations and corporate commercial paper. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable and do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase® Enterprise and EnCase® Forensic software products. These proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate. Revenue associated with the sale of software licenses is referred to as product revenue and revenue associated with maintenance services is referred to as maintenance revenue. We also generate revenues from training courses and implementation and consulting services, in which we assist customers with the performance of digital investigations and train their IT professionals in the use of our software products, which we collectively refer to as services revenue. To a lesser extent, we also generate revenues from the sale of our Premium License Support Program (“PLSP”), Neutrino® product and FastBloc® hardware, which are also included in product revenues.

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

•

EnCase® Neutrino® Solution: Our mobile device investigative solution is sold to Forensic customers with a related subscription covering future adapters for newly issued cell phones. Revenue is recognized over the related subscription period. For Enterprise customers, EnCase® Neutrino® revenue is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Standard maintenance is charged to entitle customers to future cell phone adapters on an if-and-when available basis.

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

Leases

We lease office facilities under operating leases and certain equipment under capital leases, and account for those leases in accordance with SFAS No. 13, “Accounting for Leases”. For operating leases that contain rent escalation or rent concession provisions, the total rent expense during the lease term is recorded on a straight-line basis over the term of the lease, with the difference between rent payments and the straight-line rent expense recorded as rent incentives in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are charged to operations as incurred and were not significant for any period presented.

Accounting for Income Taxes

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

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

On June 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return, The impact of our adoption of FIN 48 is more fully discussed in Note 4.

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. In 2008, we incurred approximately $0.5 million of foreign exchange losses.

Commitments and Contingencies

We periodically evaluate all pending or threatened litigation and contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. In so doing, we assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we disclose the nature of the contingency and provided an estimate of the possible loss or range of loss, or stated that such an estimate cannot be made.

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

We calculate net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of nonvested stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded. The following is a reconciliation of the numerators and denominators of the loss per share computations for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2007	2008
	(in thousands, except per share data)
Numerator:
Net loss	$(3,069)	$(2,867)	$(10,596)

Denominator:
Basic weighted average shares outstanding	19,530	22,600	23,160
Effect of dilutive share-based awards	—	—	—

Diluted weighted average shares outstanding	19,530	22,600	23,160

Net loss per share:
Basic	$(0.16)	$(0.13)	$(0.46)

Diluted	$(0.16)	$(0.13)	$(0.46)

Had we been in a net income position for the respective periods, weighted average common share equivalents of 1,510,000, 640,000 and 450,000 shares outstanding during the years ended December 31, 2006, 2007 and 2008, respectively, would have been dilutive.

During the years ended December 31, 2006, 2007 and 2008 there were none, 365,000 and 3,025,000 common share equivalents, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options were greater than the average market price of the Company’s shares of common stock or they were otherwise antidilutive under the treasury stock method.

Note	3. Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2007	2008
	(in thousands)
Leasehold improvements	$7,144	$7,490
Computer hardware and software	6,149	7,455
Office equipment and furniture	2,868	2,891
Leased computers and office equipment	1,904	1,036
Assets not yet placed in service	800	5,495

	18,865	24,367
Accumulated depreciation and amortization	(6,350)	(9,326)

Property and equipment, net	$12,515	$15,041

Depreciation and amortization expense related to property and equipment was $1,823,000, $3,453,000 and $4,098,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

Note	4. Income Taxes

On December 11, 2006, we terminated our status as an S Corporation for U.S. federal income tax purposes. From and after the termination of S Corporation status, we have been subject to federal, state and foreign corporate income taxes.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Current:
Federal	$—	$2,062	$329
State	39	287	79
Foreign	—	115	173

	39	2,464	581

Deferred:
Federal	—	(1,054)	1,054
State	—	(332)	332

	—	(1,386)	1,386

	$39	$1,078	$1,967

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Federal income tax benefit at statutory rate	$(1,031)	$(608)	$(2,934)
State income taxes, net of federal benefit	(146)	(218)	(349)
Foreign income taxes, net of federal benefit	—	76	139
Nondeductible share-based compensation	—	786	1,677
Change in valuation allowance affecting income tax expense	181	1,230	3,430
Research and development tax credits	—	(365)	(232)
Nondeductible meal and entertainment expense	—	114	131
Tax benefit not realizable due to S-Corporation status	974	—	—
Recognition of deferred tax assets upon termination of S-Corporation status	(2,261)	—	—
Valuation allowance increased upon termination of S-Corporation status	2,261	—	—
Other, net	61	63	105

	$39	$1,078	$1,967

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,808	$2,097
Deferred revenue	2,718	2,669
Share-based compensation	593	1,936
Tax credits	428	807
Depreciable assets	—	113

Total deferred tax assets	5,547	7,622
Deferred tax liabilities:
Prepaid expenses	—	(121)
Depreciable assets	(152)	—

Net deferred tax assets prior to valuation allowance	5,395	7,501
Valuation allowance	(4,009)	(7,501)

Net deferred tax assets	$1,386	$—

At December 31, 2008, we have federal and state research and development tax credit carryforwards of approximately $0.4 million and $0.4 million, respectively. The federal tax credits begin to expire in 2026. The state tax credit carryforward can be carried forward indefinitely.

The valuation allowance at December 31, 2008 is $7.5 million. We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. A reconciliation of our total unrecognized tax benefits at December 31, 2007 and 2008 follows:

	Year Ended December 31,
	2007	2008
	(in thousands)
Balance at beginning of year	$130	$13
Additions based on tax positions in the current period	—	—
Additions based on tax positions in prior periods	—	—
Reductions based on tax positions in prior periods	(117)	—
Settlements	—	—
Expiration of statutes	—	—

Balance at end of year	$13	$13

At December 31, 2008, our liability for uncertain tax positions is $13,000 associated with a foreign tax jurisdiction. If our remaining positions are sustained by the taxing authorities in our favor, the entire remaining amounts previously recorded as liabilities would reduce our income tax provision in the period the tax position is sustained. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006, 2007 and 2008 remain subject to review by the taxing authorities in several jurisdictions.

The liability for uncertain tax positions is recorded in accrued expenses in our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between our uncertain tax positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns. During 2007 and 2008, amounts accrued or paid for interest and penalties were insignificant.

Note	5. Debt Obligations

We maintain a $3,000,000 revolving line of credit with a bank which expires on April 30, 2010. Borrowings under this line of credit would bear interest at a rate equal to the bank’s prime rate minus 0.75% or the bank’s LIBOR plus 1.50%, at our election, would be due on the expiration date of the facility and be collateralized by substantially all our assets. The facility requires us to maintain cash, cash equivalents, and marketable securities of not less than $10 million, not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year and limits additional indebtedness to $2,000,000. As of December 31, 2008, we were in compliance with the covenants associated with the revolving line of credit. At December 31, 2008 and 2007, no amounts were outstanding under the line.

In November 2006, we entered into an irrevocable standby letter-of-credit with a bank for $225,000 which expires in November 2015. This letter-of-credit provides collateral for office space we lease in New York, New York.

Note 6. Related	Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases (Note 7).

Note 7. Leases

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

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Non-Cancellable Sublease Income	Net Future Minimum Lease Payments
	(in thousands)
2009	$123	$3,861	$(136)	$3,848
2010	31	3,800	—	3,831
2011	5	3,902	—	3,907
2012	5	3,284	—	3,289
2013	5	2,579	—	2,584
Thereafter	8	1,501	—	1,509

Total	177	$18,927	$(136)	$18,968

Less amounts representing interest (6.75%—15.5%)	(14)

	$163

Rent expense related to operating leases for 2006, 2007 and 2008 was $2,543,000, $4,110,000 and $4,265,000, respectively. Sublease rental income was approximately $125,000 in 2006 and 2007 and $220,000 in 2008. Substantially all of the capital leases and one operating lease are guaranteed by certain stockholders of the Company.

Note 8. Equity	Incentive Plan and Employee Benefit Plan

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

In December 2007, we awarded our Chief Executive Officer with a 500,000 share grant that will vest in 25% increments only in the event our common stock price increases to specified levels during his continued employment over the grant’s 10-year term.

At December 31, 2008, there were 1,225,000 shares available for share-based award grants under the Plan.

Stock Options

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding, December 31, 2005	3,329,000	$4.71	$4.54 - 6.32
Granted	1,346,000	9.29	6.37 - 11.90
Exercised	(360,000)	4.58	4.54 - 6.17
Forfeited or expired	(411,000)	5.02	4.54 - 11.90

Outstanding, December 31, 2006	3,904,000	6.26	4.54 - 11.90
Granted	1,957,000	12.95	11.45 - 14.32
Exercised	(803,000)	4.95	4.54 - 11.90
Forfeited or expired	(505,000)	8.62	4.54 - 14.32

Outstanding, December 31, 2007	4,553,000	9.11	4.54 - 14.32
Granted	491,000	8.55	2.85 - 10.84
Exercised	(205,000)	4.93	4.54 - 10.75
Forfeited or expired	(698,000)	9.95	4.54 - 14.32

Outstanding, December 31, 2008	4,141,000	$9.11	$2.85 - 14.32

A summary of non-vested options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2007	3,525,000	$6.82
Granted	491,000	5.03
Vested	(1,149,000)	6.29
Forfeited	(505,000)	7.29

Nonvested options as of December 31, 2008	2,362,000	$6.48

The following tables summarize information about stock options outstanding at December 31, 2008:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$ 2.85	124,000	9.8	$2.85	$152,000	—
$ 4.54 – 5.34	1,280,000	5.8	4.62	—	1,053,000	5.7	$4.61	$—
$ 6.17 – 7.64	332,000	7.0	6.42	—	184,000	7.0	6.38	—
$ 10.23 –11.90	1,254,000	8.2	11.03	—	377,000	7.5	11.15	—
$ 12.80 –14.32	1,151,000	8.8	13.46	—	165,000	8.5	13.97	—

	4,141,000	7.6	$9.11	$152,000	1,779,000	6.5	$7.05	$—

The following summarizes information about options unvested at December 31, 2008 that, based on current forfeiture rates, are expected to ultimately vest:

	Options Expected to Vest
Exercise Price	Number of Options	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$ 2.85	106,000	9.8	$2.85	$131,000
$ 4.54 – 5.34	195,000	6.3	4.68	—
$ 6.17 – 7.64	128,000	7.1	6.47	—
$ 10.75 – 11.90	753,000	8.5	10.97	—
$ 12.80 – 14.32	916,000	8.8	13.33	—

	2,098,000	8.4	$10.73	$131,000

We define in-the-money options at December 31, 2008 as options with exercise prices lower than the $4.08 fair market value of our common stock on that date. The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 124,000 options that were in-the-money at that date, of which none were exercisable. The total intrinsic value of stock options exercised, determined as of the date of exercise, was $2,320,000, $6,210,000 and $1,035,000 during the years 2006, 2007 and 2008, respectively.

The total fair value of options accounted for in accordance with FAS 123R that vested during 2007 and 2008 was $1,988,000 and $4,065,000, respectively; options vesting during 2006 were granted prior to our adoption of FAS 123R and did not have an estimable fair value.

We experienced disqualifying dispositions of incentive stock options during the year ended December 31, 2007 and 2008. Disqualifying dispositions result in a tax deduction in our corporate tax return equal to the intrinsic value of the option at exercise. To the extent we have previously recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, we record the benefit from the disqualifying dispositions as a reduction in our income tax provision.

As a result of disqualifying dispositions of incentive stock options during 2007 and 2008 tax benefits of $2.1 million and $0.2 million related to options that were granted prior to the adoption of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” (Note 9) were recorded as a reduction of our current year tax liability and an increase to additional paid-in capital. The tax benefit related to the exercise of options granted subsequent to the adoption so SFAS 123R was recorded as a reduction of current year tax expense and the tax liability. There were no material disqualifying dispositions for 2006.

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to certain executives and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Subsequently, additional grants have been awarded, generally with four-year vesting periods. A summary of nonvested share awards activity follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2006	—	$—	$—
Granted	546,000	13.97	12.80 - 14.32
Vested and issued	(40,000)	13.41	12.87 - 13.66
Forfeited	(7,000)	14.12	12.94 - 14.32

Outstanding, December 31, 2007	499,000	14.02	12.80 - 14.32
Granted	415,000	7.92	2.85 - 10.84
Vested and issued	(96,000)	14.21	9.11 - 14.32
Forfeited	(62,000)	12.61	9.11 - 14.32

Outstanding, December 31, 2008	756,000	$10.76	$2.85 - 14.32

The total fair value of shares vested and issued under such grants during 2007 and 2008 was $535,000 and $1,360,000, respectively.

Other

We have a 401(k) plan that allows all full-time eligible employees to contribute up to 15% of their annual compensation, subject to certain limitations. We match 50% of the first 6% for each employee’s contribution, and may, at our discretion, make additional contributions regardless of profitability. We recorded contribution related expense of $425,000, $551,000 and $698,000 in the years 2006, 2007, and 2008, respectively.

In April 2005, the Board of Directors and stockholders approved the Executive Retention and Severance Plan (“ERS”) to promote the interests of our business and stockholders by attracting and retaining executive personnel and other key employees. The ERS is designed to provide certain executive personnel with specified compensation and benefits in the event of a change in control, as defined in the ERS, or termination of employment under certain circumstances. At December 31, 2008 total potential severance obligations in connection with these employment contracts amounted to approximately $2.7 million, which is not recorded as a liability in the accompanying consolidated balance sheets.

Note	9. Share-Based Compensation

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

With the exception of one option granted in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2006	2007	2008
Risk-free interest rate	4.60%	4.37%	3.27%
Dividend yield	—%	—%	—%
Expected life (years)	6.25	6.25	6.25
Volatility	72.8%	61.3%	51.8%
Weighted average grant date fair value	$6.67	$7.88	$4.46

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of FAS 123R:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Stock option awards	$1,102	$3,382	$6,519
Nonvested share awards	—	771	2,177
Acceleration of vesting period for former employees	—	192	280

Share-based compensation expense	$1,102	$4,345	$8,976

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cost of product revenue	$2	$81	$36
Cost of services and maintenance revenue	232	818	1,788
Selling and marketing	328	1,332	2,923
Research and development	148	594	1,433
General and administrative	392	1,520	2,796

Total non-cash share-based compensation	$1,102	$4,345	$8,976

As of December 31, 2008, there was $17.9 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.2 years. We expect to record approximately $8.0 million in share-based compensation in 2009 related to options and nonvested share awards outstanding at December 31, 2008.

Note 10. Stockholders’	Equity

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

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program may be discontinued at any time. During 2008, we repurchased 42,500 shares under this program and an additional 13,176 shares that were withheld from employees for personal income tax purposes upon the vesting of previously nonvested share awards; these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

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

In conjunction with our re-incorporation in the State of Delaware in December 2006 (Note 1), the amended and restated certificate of incorporation authorizes the Board of Directors, subject to limitations prescribed by law, to issue up to 10,000,000 shares of preferred stock in one or more series without approval by common shareholders. The rights, preferences, privileges, and restrictions of any such shares will be established by the Board of Directors at the time of issuance. No preferred stock was outstanding at December 31, 2007 or 2008.

Note	11. Fair Value Measurements

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. There was no impact upon the adoption of SFAS 157 to the consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Demand deposit	$5,000	$5,000	$—	$—
Corporate commercial paper	4,999	4,999	—	—
United States Treasury Bill	4,998	4,998	—	—
Money market account	4,975	4,975	—	—

Total available for sale marketable securities	$19,972	$19,972	$—	$—

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets.

Note 12. Contingencies

Legal Matters

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently involved in any litigation, the outcome of which would, based on information currently available, have a material adverse effect on our financial position, results of operations, or cash flows.

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

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments, as summarized below:

•	Products segment—includes EnCase® Enterprise, EnCase® Forensic, Premium License Support Program, and hardware sales.

•	Professional services segment—is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment—is our division that provides training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment—Maintenance (as defined in Note 1) related revenue and costs.

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

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the operations by operating segment:

	Year Ended December 31, 2006
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$32,565	$8,822	$6,976	$7,502	$55,865
Cost of revenues	2,429	7,671	4,981	987	16,068

Gross profit	$30,136	$1,151	$1,995	$6,515	39,797

Operating expenses:
Selling and marketing					26,238
Research and development					7,113
General and administrative					7,840
Depreciation and amortization					1,823

Total operating expenses					43,014

Operating loss					(3,217)
Interest income					105
Interest expense					(91)
Other income, net					173

Loss before income taxes					$(3,030)

	Year Ended December 31, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$44,314	$12,332	$8,514	$13,720	$78,880
Cost of revenues	2,754	11,831	5,564	1,885	22,034

Gross profit	$41,560	$501	$2,950	$11,835	56,846

Operating expenses:
Selling and marketing					32,964
Research and development					9,067
General and administrative					14,637
Depreciation and amortization					3,453

Total operating expenses					60,121

Operating loss					(3,275)
Interest income					1,463
Interest expense					(107)
Other income, net					130

Loss before income taxes					$(1,789)

	Year Ended December 31, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$48,245	$13,912	$10,009	$19,300	$91,466
Cost of revenues	3,143	14,121	6,193	2,491	25,948

Gross profit	$45,102	$(209)	$3,816	$16,809	65,518

Operating expenses:
Selling and marketing					39,714
Research and development					13,022
General and administrative					18,054
Depreciation and amortization					4,098

Total operating expenses					74,888

Operating loss					(9,370)
Interest income					720
Interest expense					(49)
Other income, net					70

Loss before income taxes					$(8,629)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Revenues
U.S.	$41,229	$60,791	$71,955
Europe	9,756	10,166	12,510
Asia	2,063	4,518	4,442
Other	2,817	3,405	2,559

	$55,865	$78,880	$91,466

At December 31, 2007 and 2008, property and equipment located in the United States, net of accumulated depreciation and amortization, was approximately $11,831,000 and $14,408,000, respectively. At December 31, 2007 and 2008, property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $684,000 and $633,000, respectively.

Note 14. Pro	Forma Information (Unaudited)

The pro forma unaudited income tax adjustments presented represent taxes which would have been reported had we been subject to federal and state income taxes as a C-Corporation during the year ended December 31, 2006. The pro forma provision for income taxes for the year ended December 31, 2006 differs from the statutory income tax rate due to the following (in thousands):

Federal income taxes at the statutory rate	$(1,030)
State income taxes, net of federal benefit	(143)
Research credits	329
Non-deductible compensation	(416)
Change in valuation allowance	1,120
Other	179

$39

The pro forma benefit for deferred income taxes for the year ended December 31, 2006 reflects temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes as follows (in thousands):

Net operating losses	$920
Tax credits	997
Deferred revenue	1,734
Accrued expenses	1,156
Depreciable assets	(307)
Other accruals and reserves	59

Net deferred tax assets prior to valuation allowance	4,459
Valuation allowance	(4,459)

Net deferred tax assets	$—

Note 15. Unaudited	Quarterly Information

The following tables set forth below unaudited quarterly data. In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	Quarter Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except share data)
Revenue:
Product revenue	$10,088	$10,293	$11,616	$12,317	$10,922	$10,649	$12,515	$14,159
Services and maintenance revenue	7,508	8,241	8,661	10,156	10,768	10,845	10,610	10,998

Total revenues	17,596	18,534	20,277	22,473	21,690	21,494	23,125	25,157

Cost of revenues:
Cost of product revenue	745	656	653	700	788	628	811	916
Cost of services and maintenance revenue	4,513	4,703	4,584	5,480	5,647	5,887	5,624	5,647

Total cost of revenues	5,258	5,359	5,237	6,180	6,435	6,515	6,435	6,563

Gross profit	12,338	13,175	15,040	16,293	15,255	14,979	16,690	18,594

Operating expenses:
Selling and marketing	8,692	8,036	7,863	8,373	9,734	9,823	9,945	10,212
Research and development	2,048	2,195	2,294	2,530	3,087	3,123	3,254	3,558
General and administrative	3,090	3,478	3,681	4,388	4,331	4,145	4,655	4,923
Depreciation and amortization	699	816	909	1,029	1,051	1,013	1,008	1,026

Total operating expenses	14,529	14,525	14,747	16,320	18,203	18,104	18,862	19,719

Operating (loss) income	(2,191)	(1,350)	293	(27)	(2,948)	(3,125)	(2,172)	(1,125)
Other income and expense:
Interest income	358	374	354	377	282	180	177	81
Interest expense	(32)	(22)	(30)	(23)	(16)	(15)	(12)	(6)
Other income, net	34	57	4	35	35	—	35	—

(Loss) income before income taxes	(1,831)	(941)	621	362	(2,647)	(2,960)	(1,972)	(1,050)
Income tax provision	25	25	983	45	28	(320)	1,692	567

Net (loss) income	$(1,856)	$(966)	$(362)	$317	$(2,675)	$(2,640)	$(3,664)	$(1,617)

Net (loss) income per share:
Basic	$(0.08)	$(0.04)	$(0.02)	$0.01	$(0.12)	$(0.11)	$(0.16)	$(0.07)
Diluted	$(0.08)	$(0.04)	$(0.02)	$0.01	$(0.12)	$(0.11)	$(0.16)	$(0.07)
Weighted average number of shares used in per share calculations:
Basic	22,289	22,425	22,745	22,942	23,086	23,135	23,170	23,255
Diluted	22,289	22,425	22,745	23,412	23,086	23,135	23,170	23,255

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2009

Guidance Software, Inc.

By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VICTOR T. LIMONGELLI Victor T. Limongelli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ BARRY J. PLAGA Barry J. Plaga	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

/s/ SHAWN MCCREIGHT Shawn McCreight	Chairman and Chief Technology Officer	March 3, 2009

/s/ KATHLEEN O’NEIL Kathleen O’Neil	Director	March 3, 2009

/s/ MARSHALL S. GELLER Marshall S. Geller	Director	March 3, 2009

/s/ JEFF LAWRENCE Jeff Lawrence	Director	March 3, 2009

/s/ STEPHEN C. RICHARDS Stephen C. Richards	Director	March 3, 2009

/s/ ROBERT G. VAN SCHOONENBERG Robert G. van Schoonenberg	Director	March 3, 2009

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$139	$514	$—	$(211)	$442
Year ended December 31, 2007	$442	$947	$—	$(405)	$984
Year ended December 31, 2008	$984	$1,407	$—	$(750)	$1,641
Deferred tax asset valuation allowance:
Year ended December 31, 2006	$286	$2,493	$—	$—	$2,779
Year ended December 31, 2007	$2,779	$1,230	$—	$—	$4,009
Year ended December 31, 2008	$4,009	$3,492	$—	$—	$7,501

II-1