Form 10-Q
period 2009-03-31
Guidance Software, Inc.
filed 2009-05-08
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 4, 2009, there were approximately 23,330,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$36,006	$37,019
Trade receivables, net of allowance for doubtful accounts of $1,641 and $1,417, respectively	24,993	17,236
Prepaid expenses, inventory and other current assets	2,356	2,358

Total current assets	63,355	56,613
Property and equipment, net	15,041	15,197
Other assets	448	448

Total assets	$78,844	$72,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,826	$3,214
Accrued expenses	5,953	5,672
Capital lease obligations	115	78
Deferred revenues	30,004	26,874

Total current liabilities	39,898	35,838

Long-term liabilities:
Rent incentives	2,523	2,391
Capital lease obligations	48	60
Deferred revenues	3,281	4,227

Total long-term liabilities	5,852	6,678

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,298,000 and 23,337,000 shares issued, respectively; and 23,255,000 and 23,283,000 shares outstanding, respectively	23	23
Additional paid-in capital	56,622	58,687
Treasury stock, at cost, 56,000 and 67,000 shares, respectively	(312)	(359)
Accumulated deficit	(23,239)	(28,609)

Total stockholders’ equity	33,094	29,742

Total liabilities and stockholders’ equity	$78,844	$72,258

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2009
Revenues:
Product revenue	$10,922	$8,355
Services and maintenance revenue	10,768	10,314

Total revenues	21,690	18,669

Cost of revenues (1):
Cost of product revenue	788	738
Cost of services and maintenance revenue	5,647	4,830

Total cost of revenues	6,435	5,568

Gross profit	15,255	13,101

Operating expenses (1):
Selling and marketing	9,734	9,565
Research and development	3,087	3,572
General and administrative	4,331	4,155
Depreciation and amortization	1,051	1,129

Total operating expenses	18,203	18,421

Operating loss	(2,948)	(5,320)
Other income and expense:
Interest income	282	19
Interest expense	(16)	(2)
Other income, net	35	7

Loss before income taxes	(2,647)	(5,296)
Income tax provision	28	74

Net loss	$(2,675)	$(5,370)

Net loss per share:
Basic	$(0.12)	$(0.23)

Diluted	$(0.12)	$(0.23)

Weighted average number of shares used in per share calculation:
Basic	23,086	23,283

Diluted	23,086	23,283

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(2,675)	$(5,370)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,051	1,129
Provision (benefit) for doubtful accounts	267	(202)
Share-based compensation	2,116	2,065
Loss on disposal of assets	14	—
Changes in operating assets and liabilities:
Trade receivables	(2,593)	7,959
Prepaid expenses, inventory and other assets	396	(2)
Accounts payable	(610)	(743)
Accrued expenses	(733)	(413)
Deferred revenue	1,413	(2,185)

Net cash (used in) provided by operating activities	(1,354)	2,238

Cash flows from investing activities:
Purchase of property and equipment	(348)	(1,113)

Net cash used in investing activities	(348)	(1,113)

Cash flows from financing activities:
Proceeds from the exercise of stock options	520	—
Repurchases of common stock	—	(47)
Principal payments on capital lease obligations	(206)	(65)

Net cash provided by (used in) financing activities	314	(112)

Net (decrease) increase in cash and cash equivalents	(1,388)	1,013
Cash and cash equivalents, beginning of period	37,591	36,006

Cash and cash equivalents, end of period	$36,203	$37,019

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$13	$3
Income taxes	$426	$201

Non-cash activities:
Capital lease obligations incurred to acquire assets	$—	$40
Purchase of equipment included in accounts payable and accrued expenses	$479	$131

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of the Business and Summary of Significant Accounting Policies

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software solutions to conduct digital investigations. Our main products are: EnCase® eDiscovery, which automates the search, collection and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location and EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT professionals to effectively and efficiently use our software products.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2009 and our results of operations and cash flows for the three months ended March 31, 2009 and 2008. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At March 31, 2009, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $36.5 million as of March 31, 2009. At March 31, 2009, all of our cash equivalents consisted of financial institution, corporate and government agency obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities and adopted SFAS 157 in the first quarter of 2009 for nonfinancial assets and liabilities. Adoption of SFAS 157 did not have a material impact on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS 160 effective January 1, 2009, however we do not have a noncontrolling interest in any subsidiaries. Accordingly, the adoption of SFAS No. 160 had no effect on our consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R retains the underlying concepts of SFAS No. 141 Business Combinations , but changes the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all acquisitions on or after January 1, 2009. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes , such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The adoption of SFAS 141R did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

Note 2. Net Loss Per Share

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

	Three Months Ended March 31,
	2008	2009
Numerator:
Net loss	$(2,675)	$(5,370)

Denominator:
Basic weighted average shares outstanding	23,086	23,283
Effect of dilutive stock options and non-vested share awards	—	—

Diluted weighted average shares outstanding	23,086	23,283

Net loss per share:
Basic	$(0.12)	$(0.23)

Diluted	$(0.12)	$(0.23)

Had we been in a net income position, the effect of dilutive stock options and non-vested share awards of 565,000 and zero would have been dilutive for the three month periods ended March 31, 2008 and 2009, respectively.

The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options were greater than the average market price of the Company’s shares of common stock, or were otherwise antidilutive under the treasury stock method, during the three month periods ended March 31, 2008 and 2009 were 2,170,000 and 4,096,000 respectively.

Note 3. Debt Obligations

We maintain a $3,000,000 revolving line of credit with a bank which expires on April 30, 2010. Borrowings under this line of credit would bear interest at a rate equal to the bank’s prime rate minus 0.75% or the bank’s LIBOR plus 1.50%, would be due on the expiration date of the facility and be collateralized by substantially all our assets. The facility requires us to maintain cash, cash equivalents, and marketable securities of not less than $10 million, not to allow a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year and limits additional indebtedness to $2,000,000. As of March 31, 2009, we were in compliance with the covenants associated with the revolving line of credit. At December 31, 2008 and March 31, 2009, no amounts were outstanding under the line.

Note 4. Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and nonvested share awards (commonly referred to as “restricted stock”). The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, and an additional 828,000 shares on each of January 1, 2007, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, a proposal to accelerate the January 1, 2009 contribution of shares to July 1, 2008 was approved by our stockholders. Employees, officers and directors are eligible under the Plan, which is generally administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions of each grant. The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

At March 31, 2009, approximately 1,162,000 shares remain available for grant as options or nonvested share awards under the Plan.

Stock Options

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices	Aggregate Intrinsic Value
Outstanding, December 31, 2008	4,141,000	$9.11	$2.85 -14.32
Granted	124,000	$3.77	$3.74 - 3.92
Exercised	—	$—	$—
Canceled or forfeited	(207,000)	$12.06	$2.85 -14.32

Outstanding, March 31, 2009	4,058,000	$8.80	$2.85 -14.32	$187,000

Exercisable, March 31, 2009	2,027,000	$6.83	$4.54 -14.32	$—

We define in-the-money options at March 31, 2009 as options that had exercise prices that were lower than the $4.08 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 121,000 shares that were in-the-money at that date, of which none were exercisable.

For options granted after January 1, 2006, the total grant date fair value of options vested during the three months ended March 31, 2009 was $783,000; options awarded prior to January 1, 2006 were granted prior to our adoption of SFAS 123R, “Share-Based Payment” (Note 5) and did not have an estimable fair value.

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to some directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Subsequently, additional grants have been awarded, generally with four-year vesting periods. A summary of nonvested share awards activity follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2008	756,000	$10.76	$2.85 -14.32
Granted	172,000	3.92	$3.92
Vested	(39,000)	10.18	$9.11 –10.49
Forfeited	(39,000)	12.35	$2.85 -14.32

Outstanding, March 31, 2009	850,000	$8.87	$2.85 -14.32

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2009 was $395,000.

Note 5. Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No.123R (“SFAS 123R”), “Share-Based Payment.” Prior to the adoption of SFAS 123R, we used the minimum-value method afforded by the SFAS No. 123, “Accounting for Stock-Based Compensation,” for disclosure purposes. Since all options granted prior to January 1, 2006 were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, no share-based compensation for stock options was recorded in the accompanying financial statements prior to 2006 and we are not required to record compensation expense for stock options granted prior to January 1, 2006 unless the terms of those options are subsequently modified. We adopted SFAS 123R using the prospective transition method and, accordingly, since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006. Under that transition method, results for prior periods have not been restated.

With the exception of one option granted in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2009
Risk-free interest rate	3.3%	2.1%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	48.7%	62.2%
Weighted average grant date fair value	$5.38	$2.32

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of FAS 123R:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Stock option awards	$1,641	$1,504
Nonvested share awards	475	561

Share-based compensation expense	$2,116	$2,065

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Cost of product revenue	$17	$6
Cost of services and maintenance revenue	441	395
Selling and marketing	694	756
Research and development	349	333
General and administrative	615	575

Total non-cash share-based compensation	$2,116	$2,065

As of March 31, 2009, there was approximately $16.4 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years. We expect to record approximately $8.0 million in share-based compensation in 2009 related to options and nonvested share awards outstanding at March 31, 2009.

Note 6. Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2009, a full valuation allowance against our net deferred tax assets is maintained.

Management’s judgment is required in assessing the realizability of future deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. Likewise, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2008, our liability for uncertain tax positions was reduced to an immaterial amount upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at March 31, 2009. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2008 remain subject to review by the taxing authorities in several jurisdictions.

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Demand deposit	$10,000	$10,000	$—	$—
Corporate commercial paper	5,000	5,000	—	—
Money market account	4,975	4,975	—	—

Total available for sale marketable securities	$19,975	$19,975	$—	$—

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. The net unrealized gain and losses on our available-for-sale securities at March 31, 2009 was immaterial.

Note 8. Contingencies

Legal Matters

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

	Three Months Ended March 31, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,922	$4,061	$2,546	$4,161	$21,690
Cost of revenues	788	3,590	1,539	518	6,435

Gross profit	$10,134	$471	$1,007	$3,643	15,255

Operating expenses:
Selling and marketing					9,734
Research and development					3,087
General and administrative					4,331
Depreciation and amortization					1,051

Total operating expenses					18,203

Operating loss					(2,948)
Interest income					282
Interest expense					(16)
Other income, net					35

Loss before income taxes					$(2,647)

	Three Months Ended March 31, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$8,355	$2,804	$1,736	$5,774	$18,669
Cost of revenues	738	2,859	1,470	501	5,568

Gross profit (loss)	$7,617	$(55)	$266	$5,273	13,101

Operating expenses:
Selling and marketing					9,565
Research and development					3,572
General and administrative					4,155
Depreciation and amortization					1,129

Total operating expenses					18,421

Operating loss					(5,320)
Interest income					19
Interest expense					(2)
Other income, net					7

Loss before income taxes					$(5,296)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Revenues
United States	$16,983	$14,779
Europe	2,964	3,177
Asia	1,225	338
Other	518	375

	$21,690	$18,669

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Risk Factors” and in other parts of this Quarterly Report.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2009.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2008 and 2009, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2009
Revenues:
Product revenue	50.4%	44.8%
Services and maintenance revenue	49.6	55.2

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	3.6	4.0
Cost of services and maintenance revenue	26.1	25.9

Total cost of revenues	29.7	29.9

Gross profit	70.3	70.1

Operating expenses:
Selling and marketing	44.9	51.2
Research and development	14.2	19.1
General and administrative	20.0	22.3
Depreciation and amortization	4.8	6.0

Total operating expenses	83.9	98.6

Operating loss	(13.6)	(28.5)
Other income and expense:
Interest income	1.3	0.1
Interest expense	(0.1)	0.0
Other income, net	0.2	0.0

Loss before income taxes	(12.2)	(28.4)
Income tax provision	0.1	0.4

Net loss	(12.3)%	(28.8)%

The following table sets forth share-based compensation expense (in thousands) recorded in each of the respective periods:

	Three Months Ended March 31,
	2008	2009
Non-Cash Share-Based Compensation Data(1):
Cost of product revenue	$17	$6
Cost of services and maintenance revenue	441	395
Selling and marketing	694	756
Research and development	349	333
General and administrative	615	575

Total non-cash share-based compensation	$2,116	$2,065

(1)	Non-cash share-based compensation recorded in the three month periods ended March 31, 2008 and 2009 relates to stock options and nonvested share awards granted to employees measured under the fair value method. See Notes 4 and 5 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2009

Revenues

	Three Months Ended March 31,
(Dollars in millions)	2008	Inc (Dec)	2009
Product revenues:
EnCase® Enterprise (1)	$7.6	(41)%	$4.5
EnCase® Forensic (2)	2.8	21%	3.4
Other	0.5	—	0.5

Total product revenues	10.9	(23)%	8.4

Services and maintenance revenues:
Professional services	4.1	(31)%	2.8
Training	2.5	(32)%	1.7
Maintenance and other	4.2	39%	5.8

Total services and maintenance revenues	10.8	(4)%	10.3

Total revenues	$21.7	(14)%	$18.7

(1)	Includes perpetual licenses related to our eDiscovery and Information Assurance add-on products.
(2)	Includes revenues related to our Premium License Support Program.

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

Product revenues decreased by $2.5 million, or 23% in the first quarter of 2009 over 2008, primarily as a result of a $3.1 million decrease in EnCase® Enterprise license revenues, offset slightly by a $0.6 million increase in EnCase® Forensic license and subscription revenues. The decrease in EnCase® Enterprise license revenues during the first quarter of 2009 was primarily as result of the weak worldwide macroeconomic conditions. The sequential decline was larger than normal seasonal patterns and we experienced declines in all geographic regions. The increase in EnCase® Forensic revenues was primarily due to strong EnCase® Forensic sales bookings over the past year.

Services and maintenance revenues decreased by $0.5 million, a decline of 4% for the first quarter of 2009 over 2008. Professional services revenues decreased by $1.3 million, or 31% due to reduced demand for services. Training revenue decreased by $0.8 million, down 32% over the first quarter 2008 due to the reduced availability of travel and training budgets by our customers and the cancellation of several customer training events. Maintenance revenue increased by $1.6 million or 39% increase over the first quarter 2009 as a result of an on-going increase in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in millions)	2008	Inc (Dec)	2009
Cost of product revenues	$0.8	(6)%	$0.7

Cost of services and maintenance revenues:
Professional services	3.6	(20)%	2.9
Training	1.5	(5)%	1.5
Maintenance and other	0.5	(3)%	0.5

Total cost of services and maintenance revenues	5.6	(14)%	4.9

Total cost of revenues	$6.4	(14)%	$5.6

Share-based compensation included above:

Cost of product revenues	$—		$—

Cost of services and maintenance revenues	$0.4		$0.4

Gross Margin Percentages
Products	92.8%		91.2%

Services and maintenance	47.6%		53.2%

Total	70.3%		70.2%

Cost of software product revenue consists principally of the cost of producing and distributing our software, including the cost of compact discs, packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses. While these costs are primarily variable with respect to sales volumes, they remain very low in relation to the revenues generated and result in higher gross margin then our services and training businesses. Our gross margins can be affected by product mix, as our EnCase® Enterprise products are generally higher margin products than our EnCase® Forensic product. Cost of product revenues decreased by $0.1 million, or 6% in the first quarter of 2009 as a result of decreased compensation and benefits over the first quarter of 2008. Product gross margin declined slightly to 91.2% in first quarter of 2009 from 92.8% in the in the first quarter of 2008.

The costs of professional services and training revenue, on the other hand, are largely comprised of employee compensation, including share-based compensation, costs and related overhead expenses, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs. Total cost of services and maintenance revenue decreased $0.8 million, or 14%, in first quarter of 2009, in line with the decline in professional services and training revenues.

Selling and Marketing

	Three Months Ended March 31,
(Dollars in millions)	2008	Inc (Dec)	2009
Selling and marketing expenses	$9.7	(2)%	$9.6

As a percentage of revenue	44.9%		51.2%

Share-based compensation included above	$0.7		$0.8

Selling and marketing expenses consist primarily of personnel and related costs of our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was 160 and 161 at March 31, 2008 and 2009, respectively.

Selling and marketing expenses decreased by $0.1 million, or 2% during the first quarter of 2009 over the first quarter of 2008. The decrease in selling and marketing expenses is primarily due to lower compensation and sales commission expense associated with the decrease in product revenue during the first quarter of 2009.

Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2008	Increase	2009
Research and development expenses	$3.1	16%	$3.6

As a percentage of revenue	14.2%		19.1%

Share-based compensation included above	$0.3		$0.3

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses for research and development personnel, including quality assurance and testing. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 62 at March 31, 2008 to 78 at March 31, 2009.

Research and development expenses increased by $0.5 million, or 16%, during the first quarter of 2009 over the 2008 quarter. The higher expenses were driven primarily by an increase in headcount and an increase in the number of products in development.

General and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2008	Inc (Dec)	2009
General and administrative expenses	$4.3	(4)%	$4.2

As a percentage of revenue	20.0%		22.3%

Share-based compensation included above	$0.6		$0.6

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional service fees, other corporate expenses and related overhead. The number of general and administrative personnel that we employ was 68 and 70 at March 31, 2008 and 2009, respectively

The slight decrease in general and administrative expenses for the three months ended March 31, 2009 as compared to the same period of the prior year is mainly attributable to the reduction in bad debt expense, audit fees and professional fees associated with consultation on Sarbanes-Oxley Section 404, offset by increases in compensation expense and expenses related to our enterprise resource planning (ERP) implementation.

Depreciation and Amortization

	Three Months Ended March 31,
(Dollars in millions)	2008	Increase	2009
Depreciation and amortization expense	$1.1	—	$1.1

As a percentage of revenue	4.8%		6.0%

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense in the first quarter 2009 was consistent with the three months ended March 31, 2008. We expect depreciation and amortization to increase for the remainder of 2009.

Interest Income/Expense and Other Income (Expense), net

Interest income/expense and other income (expense), net consist of interest earned on cash balances, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items. Interest income/expense and other income (expense), net decreased by $0.3 million for the first quarter of 2009 over the first quarter of 2008 primarily due to lower market interest rates earned on our cash and cash equivalents.

Income Tax Provision

	Three Months Ended March 31,
(Dollars in millions)	2008	Increase	2009
Income Tax expense	$—	—	$0.1

As a percentage of revenue	0.1%		0.4%

Effective tax rate	1.0%		1.4%

The Company recorded an income tax provision for the first quarter of 2009 of $74,000 as compared to a $28,000 provision for the same period one year prior. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate is 1.0%, and 1.4% for three months ended March 31, 2008 and 2009, respectively, which differs from the U.S. statutory rate of 34% primarily due to the recording of state and foreign income taxes, non-deductible expenses, and changes in valuation allowance.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of March 31, 2009, we had $37 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2009 compared with net cash used by operations of $1.4 million in the three months ended March 31, 2008. The increase in cash provided by operations principally reflects an increase in cash collections from sales of products and services, which reflects our focus on closely managing the payment practices of our customers. The increase in cash collections and resulting decrease in net accounts receivable during the first quarter was partially offset by decreases in deferred revenue, accrued expenses and accounts payable balances.

Net cash used in investing activities was $1.1 million in the first quarter of 2009 for additions to property and equipment. The majority of these additions relate to the acquisition and implementation of our new ERP system.

Net cash used in financing activities was $0.1 million for the first quarter of 2009, as compared to cash provided by financing activities of $0.3 million during the first quarter of 2008. The increase in cash used in financing activities was due primarily to lower proceeds from the exercise of employee stock options, partially offset by lower payments on capital lease obligations.

We maintain a $3.0 million line of credit with a bank. This line of credit terminates on April 30, 2010. At March 31, 2009, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants. At March 31, 2009, we were in compliance with the covenants associated with the revolving line of credit.

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At March 31, 2009, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2008 were approximately $19 million, of which $3.9 million is due during 2009. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

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

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities and adopted SFAS 157 in the first quarter of 2009 for nonfinancial assets and liabilities. Adoption of SFAS 157 did not have a material impact on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS 160 effective January 1, 2009, however we do not have a noncontrolling interest in any subsidiaries. Accordingly, the adoption of SFAS No. 160 had no effect on our consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R retains the underlying concepts of SFAS No. 141 Business Combinations , but changes the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all acquisitions on or after January 1, 2009. SFAS 141R amends SFAS No. 109,

Accounting for Income Taxes , such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The adoption of SFAS 141R did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At March 31, 2009, all of our cash and cash equivalents consisted of federal agency and corporate obligations and deposits with financial institutions.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), Guidance’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Guidance’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Guidance’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed in our Securities and Exchange Commission reports is:

i.	recorded, processed, summarized and reporting within the time periods specified in Securities and Exchange Commission rules and forms, and

ii.	accumulated and communicated to Guidance’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) under the Securities Exchange Act, Guidance’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Guidance’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Guidance’s internal control over financial reporting. During the three months ended March 31, 2009, Guidance completed the primary phase of a company-wide program to transform certain business processes, including the implementation of a new enterprise resource planning (ERP) system. As part of this phase of the implementation, Guidance migrated its legacy financial and supply chain management system to a new platform. Guidance performed post-implementation reviews and determined that internal controls surrounding the system implementation process, key applications, and the financial close process were properly designed and were operating effectively to prevent material financial statement errors.

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

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 3, 2009.

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

The Company did not purchase any shares of common stock during the quarter ended March 31, 2009, although we withheld 11,290 common shares from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Dated: May 8, 2009