Form 10-Q
period 2009-06-30
Guidance Software, Inc.
filed 2009-08-10
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes  ☐    No  ☒

As of August 6, 2009, there were approximately 23,372,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2008	June 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,006	$33,660
Trade receivables, net of allowance for doubtful accounts of $1,641 and $1,391, respectively	24,993	14,928
Prepaid expenses, inventory and other current assets	2,356	2,105

Total current assets	63,355	50,693
Property and equipment, net	15,041	14,468
Other assets	448	435

Total assets	$78,844	$65,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,826	$3,497
Accrued expenses	5,953	5,385
Capital lease obligations	115	50
Deferred revenues	30,004	26,084

Total current liabilities	39,898	35,016

Long-term liabilities:
Rent incentives	2,523	2,241
Capital lease obligations	48	32
Deferred revenues	3,281	3,986

Total long-term liabilities	5,852	6,259

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,298,000 and 23,359,000 shares issued, respectively; and 23,255,000 and 23,019,000 shares outstanding, respectively	23	23
Additional paid-in capital	56,622	60,049
Treasury stock, at cost, 56,000 and 340,000 shares, respectively	(312)	(1,323)
Accumulated deficit	(23,239)	(34,428)

Total stockholders’ equity	33,094	24,321

Total liabilities and stockholders’ equity	$78,844	$65,596

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues:
Product revenue	$10,649	$6,990	$21,571	$15,345
Services and maintenance revenue	10,845	9,429	21,613	19,743

Total revenues	21,494	16,419	43,184	35,088

Cost of revenues:
Cost of product revenue	628	595	1,416	1,333
Cost of services and maintenance revenue	5,887	4,436	11,534	9,266

Total cost of revenues	6,515	5,031	12,950	10,599

Gross profit	14,979	11,388	30,234	24,489

Operating expenses:
Selling and marketing	9,823	9,316	19,557	18,881
Research and development	3,123	3,662	6,210	7,234
General and administrative	4,145	3,094	8,476	7,249
Depreciation and amortization	1,013	1,132	2,064	2,261

Total operating expenses	18,104	17,204	36,307	35,625

Operating loss	(3,125)	(5,816)	(6,073)	(11,136)
Other income and expense:
Interest income	180	11	462	30
Interest expense	(15)	(4)	(31)	(6)
Other income, net	—	2	35	9

Total other income and expense	165	9	466	33

Loss before income taxes	(2,960)	(5,807)	(5,607)	(11,103)
Income tax provision (benefit)	(320)	12	(292)	86

Net loss	$(2,640)	$(5,819)	$(5,315)	$(11,189)

Net loss per share:
Basic	$(0.11)	$(0.25)	$(0.23)	$(0.48)

Diluted	$(0.11)	$(0.25)	$(0.23)	$(0.48)

Weighted average number of shares used in per share calculation:
Basic	23,135	23,212	23,110	23,247

Diluted	23,135	23,212	23,110	23,247

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(5,315)	$(11,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,064	2,261
Provision (benefit) for doubtful accounts	827	(202)
Share-based compensation	4,328	3,427
Excess tax benefit from share-based compensation	(88)	—
Loss on disposal of assets	47	—
Changes in operating assets and liabilities:
Trade receivables	99	10,267
Prepaid expenses, inventory and other assets	260	264
Accounts payable	(1,334)	(439)
Accrued expenses	66	(851)
Deferred revenue	1,233	(3,215)

Net cash provided by operating activities	2,187	323

Cash flows from investing activities:
Purchase of marketable debt securities	(9,947)	—
Purchase of property and equipment	(1,941)	(1,537)

Net cash used in investing activities	(11,888)	(1,537)

Cash flows from financing activities:
Proceeds from the exercise of stock options	730	—
Excess tax benefit from share-based compensation	88	—
Repurchase of common stock	—	(1,011)
Principal payments on capital lease obligations	(358)	(121)

Net cash provided by (used in) financing activities	460	(1,132)

Net (decrease) in cash and cash equivalents	(9,241)	(2,346)
Cash and cash equivalents, beginning of period	37,591	36,006

Cash and cash equivalents, end of period	$28,350	$33,660

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$29	$4
Income taxes	$426	$234

Non-cash activities:
Capital lease obligation incurred to acquire assets	$—	$40
Purchase of equipment included in accounts payable and accrued expenses	$476	$110

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of the Business and Summary of Significant Accounting Policies

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software solutions to conduct digital investigations. Our main products are: EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location and EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our software products.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2009 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2009. We have evaluated subsequent events through August 7, 2009, the date these condensed consolidated financial statements were issued. The operating results for the three-month and six month periods ended June 30, 2009 and cash flows for the six month period ended June 30, 2009, are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2009 and our results of operations and cash flows for the periods ended June 30, 2009 and 2008. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At June 30, 2009, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $33.2 million as of June 30, 2009. At June 30, 2009, all of our cash and cash equivalents consisted of federal agency, and deposits with financial institutions. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, ‘Determining the Fair Value of a Financial Asset in a Market that is Not Active.” FSP 157-3 clarifies the application of FAS 157 in an inactive market and was effective upon issuance. The Company determined that SFAS No. 157, FSP 157-2 and FSP 157-3 do not currently have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and the Company has determined FSP1 157-4 does not currently have a material impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R retains the underlying concepts of SFAS No. 141 Business Combinations, but changes the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all acquisitions on or after January 1, 2009. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The adoption of SFAS 141R did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events,” (“FAS 165”). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our quarter ending September 30, 2009. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

Note 2. Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net loss	$(2,640)	$(5,819)	$(5,315)	$(11,189)

Denominator:
Basic weighted average shares outstanding	23,135	23,212	23,110	23,247
Effect of dilutive stock options and non-vested share awards	—	—	—	—

Diluted weighted average shares outstanding	23,135	23,212	23,110	23,247

Net loss per share:
Basic	$(0.11)	$(0.25)	$(0.23)	$(0.48)

Diluted	$(0.11)	$(0.25)	$(0.23)	$(0.48)

Anti-dilutive options	775	16	670	—

Anti-dilutive non-vested share awards	—	—	—	—

Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. As of June 30, 2009, we had approximately $6.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

Note 3. Debt Obligations

We maintain a $3,000,000 revolving line of credit with a bank which expires on April 30, 2010. Borrowings under this line of credit would bear interest at a rate equal to the bank’s prime rate minus 0.75% or the bank’s LIBOR plus 1.50%, would be due on the expiration date of the facility and be collateralized by substantially all our assets. The facility requires us to maintain cash, cash equivalents, and marketable securities of not less than $10 million, precludes a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year and limits additional indebtedness to $2,000,000.

As of June 30, 2009 we were in breach of the covenant that precludes us from having a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year. In July, 2009 we executed an amendment to our revolving line of credit agreement with our bank, which amended this covenant for the remainder of the fiscal year to allow a $9 million cumulative loss (excluding non-cash share-based compensation) and also included a waiver of this covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement would bear interest at a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.

There were no amounts outstanding under this line of credit at December 31, 2008 or during the six months ended June 30, 2009.

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

At June 30, 2009, approximately 1,001,000 shares remain available for grant as options or nonvested share awards under the Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2009 follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices	Aggregate Intrinsic Value
Outstanding, December 31, 2008	4,141,000	$9.11	$2.85 - 14.32
Granted	227,000	$3.88	$3.74 - 4.00
Exercised	—
Cancelled or forfeited	(423,000)	$9.69	$2.85 - 14.32

Outstanding, June 30, 2009	3,945,000	$8.73	$2.85 - 14.32	$105,000

Exercisable, June 30, 2009	1,953,000	$6.92	$4.54 - 14.32	$—

We define in-the-money options at June 30, 2009 as options that had exercise prices that were lower than the $3.60 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2009 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 119,000 shares that were in-the-money at that date, of which none were exercisable.

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to some directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Subsequently, additional grants have been awarded, generally with four-year vesting periods. A summary of nonvested share awards activity for the six months ended June 30, 2009 as follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2008	756,000	$10.76	$2.85 - 14.32
Granted	440,000	$3.97	$3.92 - 4.00
Vested	(47,000)	$10.20	$9.11 - 10.49
Forfeited	(66,000)	$10.83	$2.85 - 14.32

Outstanding, June 30, 2009	1,083,000	$8.02	$2.85 - 14.32

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2009 was $482,000.

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

With the exception of one option granted in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Risk-free interest rate	3.4%	2.2%	3.3%	2.1%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	48.2%	61.0%	48.6%	61.7%
Weighted average grant date fair value	$5.22	$2.34	$5.34	$2.33

The Securities and Exchange Commission has issued Staff Accounting Bulletin (“SAB”) Topics No. 107 and No. 110 which provide guidance on the implementation of SFAS 123R. We applied the principles of SAB 107 in conjunction with adoption of SFAS 123R. The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock, consistent with the requirements of SFAS 123R and SAB 107. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” as defined by SAB 107 and SAB 110 because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of FAS 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Stock option awards	$1,660	$647	$3,300	$2,151
Nonvested share awards	552	715	1,028	1,276

Share-based compensation expense	$2,212	$1,362	$4,328	$3,427

As of June 30, 2009, there was approximately $12.5 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years. We expect to record approximately $5.9 million in share-based compensation in 2009 related to options and nonvested share awards outstanding at June 30, 2009.

Note 6. Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2009, a full valuation allowance against our net deferred tax assets is maintained.

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

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2008, our liability for uncertain tax positions was reduced to an immaterial amount upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at June 30, 2009. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2008 remain subject to review by the taxing authorities in several jurisdictions.

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury Securities	$9,000	$9,000	$—	$—
Money market account	14,981	14,981	—	—

Total available for sale marketable securities	$23,981	$23,981	$—	$—

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

Note 9. Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments, as summarized below:

•	Products segment—includes EnCase® Enterprise, EnCase® eDiscovery, EnCase® Forensic, Premium License Support Program, and hardware sales.

•	Professional services segment—is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment—is our division that provides training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment—Maintenance related revenue and costs.

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

	Three Months Ended June 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$10,649	$3,711	$2,462	$4,672	$21,494
Cost of revenues	628	3,823	1,528	536	6,515

Gross profit	$10,021	$(112)	$934	$4,136	14,979

Operating expenses:
Selling and marketing					9,823
Research and development					3,123
General and administrative					4,145
Depreciation and amortization					1,013

Total operating expenses					18,104

Operating loss					(3,125)
Other income and expense:
Interest income					180
Interest expense					(15)
Other income, net					—

Total other income and expense					165

Loss before income taxes					$(2,960)

	Three Months Ended June 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$6,990	$2,200	$1,927	$5,302	$16,419
Cost of revenues	595	2,303	1,486	647	5,031

Gross profit (loss)	$6,395	$(103)	$441	$4,655	11,388

Operating expenses:
Selling and marketing					9,316
Research and development					3,662
General and administrative					3,094
Depreciation and amortization					1,132

Total operating expenses					17,204

Operating loss					(5,816)
Other income and expense:
Interest income					11
Interest expense					(4)
Other income, net					2

Total other income and expense					9

Loss before income taxes					$(5,807)

	Six Months Ended June 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$21,571	$7,772	$5,008	$8,833	$43,184
Cost of revenues	1,416	7,413	3,067	1,054	12,950

Gross profit	$20,155	$359	$1,941	$7,779	30,234

Operating expenses:
Selling and marketing					19,557
Research and development					6,210
General and administrative					8,476
Depreciation and amortization					2,064

Total operating expenses					36,307

Operating loss					(6,073)
Other income and expense:
Interest income					462
Interest expense					(31)
Other income, net					35

Total other income and expense					466

Loss before income taxes					$(5,607)

	Six Months Ended June 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$15,345	$5,004	$3,663	$11,076	$35,088
Cost of revenues	1,333	5,162	2,956	1,148	10,599

Gross profit (loss)	$14,012	$(158)	$707	$9,928	24,489

Operating expenses:
Selling and marketing					18,881
Research and development					7,234
General and administrative					7,249
Depreciation and amortization					2,261

Total operating expenses					35,625

Operating loss					(11,136)
Other income and expense:
Interest income					30
Interest expense					(6)
Other income, net					9

Total other income and expense					33

Loss before income taxes					$(11,103)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues
United States	$16,426	$12,824	$33,409	$27,603
Europe	2,810	2,424	5,774	5,601
Asia	1,379	470	2,605	808
Other	879	701	1,396	1,076

	$21,494	$16,419	$43,184	$35,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop and provide the leading software solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for large corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies. We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 have increased our average transaction size. We anticipate that sales of our EnCase® Enterprise products and related services, in particular our EnCase® eDiscovery and EnCase® Information Assurance (or its replacement EnCase® Cybersecurity) solutions, will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three months ended June 30, 2009.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2008 and 2009, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues:
Product revenue	49.5%	42.6%	50.0%	43.7%
Services and maintenance revenue	50.5	57.4	50.0	56.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	2.9	3.6	3.3	3.8
Cost of services and maintenance revenue	27.4	27.0	26.7	26.4

Total cost of revenues	30.3	30.6	30.0	30.2

Gross profit	69.7	69.4	70.0	69.8

Operating expenses:
Selling and marketing	45.7	56.7	45.3	53.8
Research and development	14.5	22.3	14.4	20.6
General and administrative	19.3	18.9	19.6	20.7
Depreciation and amortization	4.7	6.9	4.8	6.4

Total operating expenses	84.2	104.8	84.1	101.5

Operating loss	(14.5)	(35.4)	(14.1)	(31.7)

Other income and expense:
Interest income	0.8	0.1	1.1	0.1
Interest expense	(0.1)	0.0	(0.1)	0.0
Other income, net	0.0	0.0	0.1	0.0

Total other income and expense	0.7	0.1	1.1	0.1

Loss before income taxes	(13.8)	(35.3)	(13.0)	(31.6)
Income tax provision	(1.5)	0.1	(0.7)	0.3

Net loss	(12.3)%	(35.4)%	(12.3)%	(31.9)%

The following table sets forth share-based compensation expense (in thousands) recorded in each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$7	$7	$24	$13
Cost of services and maintenance revenue	463	249	904	644
Selling and marketing	740	418	1,434	1,174
Research and development	374	391	723	724
General and administrative	628	297	1,243	872

Total non-cash share based compensation	$2,212	$1,362	$4,328	$3,427

(1)	Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2008 and 2009 relates to stock options and nonvested share awards granted to employees measured under the fair value method. See Notes 4 and 5 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2008 and 2009

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	Inc (Dec)	2009	2008	Inc (Dec)	2009
Product revenues:
EnCase® Enterprise (1)	$7.0	(50)%	$3.5	$14.5	(46)%	$7.9
EnCase® Forensic (2)	3.1	7%	3.3	5.9	14%	6.7
Other	0.6	(67)%	0.2	1.2	(42)%	0.7

Total product revenues	10.7	(35)%	7.0	21.6	(29)%	15.3

Services and maintenance revenues:
Professional services	3.7	(41)%	2.2	7.8	(36)%	5.0
Training	2.4	(21)%	1.9	5.0	(26)%	3.7
Maintenance and other	4.7	13%	5.3	8.8	25%	11.0

Total services and maintenance revenues	10.8	(13)%	9.4	21.6	(9)%	19.7

Total revenues	$21.5	(24)%	$16.4	$43.2	(19)%	$35.0

(1)	Includes perpetual licenses related to our eDiscovery, Legal Hold, Data Audit & Policy Enforcement and Information Assurance (or its replacement EnCase® Cybersecurity) add-on products.
(2)	Includes revenues related to our Premium License Support Program.

We generate product revenue principally from sales of our EnCase® Enterprise, EnCase® eDiscovery, and EnCase® Forensic products. A substantial portion of the EnCase® Enterprise, EnCase® eDiscovery, and EnCase® Forensic license agreements we enter into include perpetual license terms. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. In addition, we sell our EnCase® Neutrino® mobile forensic device and certain other forensic hardware which we include in “Other” product revenue. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues decreased by $3.7 million, or 35% for the three months ended June 30, 2009 over the same period in 2008 and decreased by $6.3 million, or 29% for the six months ended June 30, 2009 over the same period 2008. Product revenue decreased primarily due to a $3.5 million and a $6.6 million reduction in EnCase® Enterprise license revenues for the three and six months ended June 30, 2009 and 2008, respectively. The decrease in EnCase® Enterprise license revenues was due to the challenging global economic environment and resulting negative impact in customers’ purchases. The sequential decline was larger than normal seasonal patterns and we experienced declines in all geographic regions.

Services and maintenance revenues decreased by $1.4 million, or 13% for the three months ended June 30, 2009 over the same periods in 2008 and decreased $1.9 million, or 9% for the six months ended June 30, 2009 over the same period in 2008. Professional services revenues decreased by $1.5 million, or 41% and $2.8 million, or 36% for the three and six months ended June 30, 2009 over the same period in 2008, respectively, due to reduced demand for both implementation services and eDiscovery services as a result of the decline in sales compared to the prior year. Training revenue decreased by $0.5 million, or 21% and $1.3 million, or 26% for the three and six months ended June 30, 2009 over the same period in 2008, respectively, due to the reduced availability of travel and training budgets by our customers. During the six months ended June 30, 2009 we experienced an increased number of customers participating in our On Demand web enabled training courses which has provided a travel free alternative to our customers. Maintenance revenue increased by $0.6 million, or 13% and increased $2.2 million or 25% for the three and six months ended June 30, 2009 over the same periods in 2008, respectively, as a result of an on-going increase in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	Inc (Dec)	2009	2008	Inc (Dec)	2009
Cost of product revenues	$0.6	0%	$0.6	$1.4	(7)%	$1.3

Cost of services and maintenance revenues:
Professional services	3.8	(39)%	2.3	7.4	(30)%	5.2
Training	1.6	(6)%	1.5	3.1	(3)%	3.0
Maintenance and other	0.5	20%	0.6	1.1	0%	1.1

Total cost of services and maintenance revenues	5.9	(25)%	4.4	11.6	(20)%	9.3

Total cost of revenues	$6.5	(23)%	$5.0	$13.0	(19)%	$10.6

Share-based compensation included above:
Cost of product revenues	$—		$—	$—		$—

Cost of services and maintenance revenues	$0.5		$0.2	$0.9		$0.6

Gross Margin Percentage
Products	94.1%		91.5%	93.4%		91.3%

Services and maintenance	45.7%		53.0%	46.6%		53.1%

Total	69.7%		69.4%	70.0%		69.8%

Cost of software product revenue consists principally of the cost of producing and distributing our software, including the cost of compact discs, packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses. While these costs are primarily variable with respect to sales volumes, they remain very low in relation to the revenues generated and result in higher gross margin than our services and training businesses. Our gross margins can be affected by product mix, as our EnCase® Enterprise products are generally higher margin products than our EnCase® Forensic product.

Cost of product revenues remained flat for the three months ended June 30, 2009 over the same period for 2008 and decreased slightly by $0.1 million, or 7% for the six months ended June 30, 2009 over the same period for 2008 as a result of decreased compensation and benefits.

The costs of professional services and training revenue are largely comprised of employee compensation, including share-based compensation, costs and related overhead expenses, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs. Total cost of services and maintenance revenue decreased $1.5 million, or 25%, and decreased $2.3 million, or 20%, for the three and six months ended June 30, 2009 over the same period in 2008, respectively, in line with the decline in professional services and training revenues and due to lower headcount in these areas year over year.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Decrease	2009	2008	Decrease	2009
Selling and marketing expenses	$9.8	(5)%	$9.3	$19.6	(4)%	$18.9

As a percentage of revenue	45.7%		56.7%	45.3%		53.8%

Share-based compensation included above	$0.7		$0.4	$1.4		$1.2

Selling and marketing expenses consist primarily of personnel and related costs of our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was 160 and 151 at June 30, 2008 and 2009, respectively.

Selling and marketing expenses decreased by $0.5 million, or 5% during the three months ended June 30, 2009 over the same period in 2008. The decrease in selling and marketing expenses was primarily due to the reduction in headcount compared to prior year, as well as a reduction in sales commission expense associated with the decrease in product revenue during the second quarter of 2009.

For the six months ended June 30, 2009, selling and marketing expenses decreased by $0.7 million, or 4% over the same period in 2008. As with the quarter over quarter expense decline described above, the reduction was attributable to reduction in headcount and lower sales commission expense.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	Increase	2009	2008	Increase	2009
Research and development expenses	$3.1	19%	$3.7	$6.2	16%	$7.2

As a percentage of revenue	14.5%		22.3%	14.4%		20.6%

Share-based compensation included above	$0.4		$0.4	$0.7		$0.7

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 67 at June 30, 2008 to 79 at June 30, 2009.

Research and development expenses increased by $0.6 million, or 19%, and increased by $1.0 million, or 16%, for the three and six months ended June 20, 2009 over the same periods in 2008, respectively. The higher expenses were driven primarily by an increase in headcount and an increase in the number of products in development.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	Decrease	2009	2008	Decrease	2009
General and administrative expenses	$4.1	(24)%	$3.1	$8.5	(15)%	$7.2

As a percentage of revenue	19.3%		18.9%	19.6%		20.7%

Share-based compensation included above	$0.6		$0.3	$1.2		$0.9

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional service fees, bad debt expense, other corporate expenses and related overhead. The number of general and administrative personnel that we employ was 68 and 61 at June 30, 2008 and 2009, respectively.

General and administrative expenses declined by $1.0 million, or 24%, for the three months ended June 20, 2009 over the same period of the prior year. This decline is primarily attributable to foreign exchange gains as well as a reduction in legal expense, Sarbanes-Oxley Act of 2002 (“SOX”), audit fees and bad debt expense. For the six months ended June 30, 2009, general and administrative expenses decreased $1.3 million, or 15%, over the 2008, period consistent with the quarter over quarter expense decline described above. This reduction was attributable to reduced bad debt expense and reduced professional fees.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	Increase	2009	2008	Increase	2009
Depreciation and amortization expense	$1.0	10%	$1.1	$2.1	10%	$2.3

As a percentage of revenue	4.7%		6.9%	4.8%		$6.4

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense for the three months ended June 30, 2009 increased $.1 million, or 10%, over the 2008 quarter, and increased $0.2 million, or 10%, for the six months ended June 30, 2009, primarily due to the implementation of our new ERP system that went live in the first quarter of 2009.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items. Interest income decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year. The decrease was due primarily to lower market interest rates earned on our cash and cash equivalents in the current year.

Income Tax Provision

Guidance Software operates in multiple jurisdictions and is subsequently taxed pursuant to the tax laws of these jurisdictions. The Company’s effective tax rate may be affected by the changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. The Company recorded an income tax provision for the three months ended June 30, 2009 of $12,000 as compared to a tax benefit of $320,000 for the same period in 2008 and an income tax provision for the six months ended June 30, 2009 of $86,000 compared to a tax benefit of $292,000 for the same period from the prior year. The income tax provision is primarily attributable to foreign income taxes and state/local franchise taxes, based on our estimated effective annual tax rate and taxable income (loss) for the current year. After consideration of all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, a full valuation allowance is maintained against our net deferred tax assets. Our estimated effective tax rate is 5.2%, and 0.8% for the six months ended June 30, 2008 and 2009, respectively, which differs from the U.S. statutory rate of 34% primarily due to the recording of state and foreign income taxes, non-deductible expenses, and changes in valuation allowance.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of June 30, 2009, we had $33.7 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $0.3 million for the six months ended June 30, 2009 compared to $2.2 million for the six months ended June 30, 2008. The decrease in cash provided by operations is a result of a number of variances but primarily reflects the increase in net loss partially offset by improved cash collections on trade receivables and decreases in deferred revenue, accrued expenses and accounts payable balances.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2009 compared to $11.9 million for the same period in the prior year. The decrease in cash used by investing activities is primarily due to the purchase of $9.9 million of marketable debt securities during the six months ended June 30, 2008 while no additional purchases occurred during the six months ended June 30, 2009.

Net cash used in financing activities was $1.1 million for the six months ended June 30, 2009, as compared to cash provided by financing activities of $0.5 million during the same period in the prior year. The increase in cash used in financing activities was due primarily to the repurchase of $1.0 million of our common stock during the six months ended June 30, 2009.

We maintain a $3.0 million revolving line of credit with a bank. This line of credit expires on April 30, 2010. At June 30, 2009, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants, and at June 30, 2009 we were in breach of the covenant that precludes a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year. In July, 2009 we executed an amendment to our revolving line of credit agreement with our bank, which amended this covenant for the remainder of the fiscal year to allow a $9 million cumulative loss (excluding non-cash share-based compensation). The amendment also included a waiver of this covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement would bear interest at a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.

At June 30, 2009, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2008 were approximately $19 million, of which $3.9 million is due during 2009. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

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

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, ‘Determining the Fair Value of a Financial Asset in a Market that is Not Active.” FSP 157-3 clarifies the application of FAS 157 in an inactive market and was effective upon issuance. The Company determined that SFAS No. 157, FSP 157-2 and FSP 157-3 do not currently have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and the Company has determined FSP1 157-4 does not currently have a material impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R retains the underlying concepts of SFAS No. 141 Business Combinations, but changes the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all acquisitions on or after January 1, 2009. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The adoption of SFAS 141R did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events,” (“FAS 165”). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our quarter ending September 30, 2009. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At June 30, 2009, all of our cash and cash equivalents consisted of federal agency, and deposits with financial institutions.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. As of June 30, 2009, we had approximately $6.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld 445 and 11,735 common shares for the three and six months ended June 30, 2009, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

The following table summarizes our purchases of common stock:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.99	22,500	$7,866,000
September 2008	20,000	$5.98	20,000	$7,750,000
May 2009	98,915	$4.61	98,915	$7,422,000
June 2009	173,100	$3.89	173,100	$6,794,000

Total	314,515		314,515	$6,794,000

Item 4.	Submission of Matters to a Vote of Security Holders

On April 21, 2009, we held our annual stockholders’ meeting at which our stockholders (i) elected seven directors to hold office until the next annual election of directors, (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009. The votes on such matters were as follows:

1. Election of Directors:

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Shawn McCreight	20,449,440	1,359,823
Victor Limongelli	20,387,002	1,422,261
Kathleen O’Neil	21,610,746	198,517
Stephen Richards	21,555,069	254,194
Marshall Geller	21,572,384	236,879
Robert van Schoonenberg	21,620,317	188,946
Jeff Lawrence	21,593,680	215,583

II. Ratification of appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain	Non-Votes
20,327,094	274,365	1,207,804	847,554

Item 6.	Exhibits

Exhibit Number	Description of Documents
10.20	First Amendment to Guidance Software, Inc. First Amended and Restated 2004 Incentive Award Plan

10.21	Second Amendment to Guidance Software, Inc. First Amended and Restated 2004 Incentive Award Plan

10.22	Second Amendment to Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

By:	/s/ Barry J. Plaga
Barry J. Plaga
Chief Financial Officer (Principal Financial Officer)

Dated: August 10, 2009