Form 10-Q
period 2009-09-30
Guidance Software, Inc.
filed 2009-11-05
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 4, 2009, there were approximately 23,481,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2008	September 30, 2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,006	$30,237
Trade receivables, net of allowance for doubtful accounts of $1,641 and $1,272, respectively	24,993	20,467
Prepaid expenses, inventory and other current assets	2,356	2,310

Total current assets	63,355	53,014
Long-term assets:
Property and equipment, net	15,041	13,628
Other assets	448	434

Total long-term assets	15,489	14,062

Total assets	$78,844	$67,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,826	$2,552
Accrued expenses	5,953	5,799
Capital lease obligations	115	45
Deferred revenues	30,004	29,457

Total current liabilities	39,898	37,853

Long-term liabilities:
Rent incentives	2,523	2,086
Capital lease obligations	48	21
Deferred revenues	3,281	4,262

Total long-term liabilities	5,852	6,369

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,298,000 and 23,372,000 shares issued, respectively; and 23,255,000 and 22,878,000 shares outstanding, respectively	23	23
Additional paid-in capital	56,622	61,339
Treasury stock, at cost, 56,000 and 494,000 shares, respectively	(312)	(1,915)
Accumulated deficit	(23,239)	(36,593)

Total stockholders’ equity	33,094	22,854

Total liabilities and stockholders’ equity	$78,844	$67,076

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues:
Product revenue	$12,515	$8,489	$34,086	$23,834
Services and maintenance revenue	10,610	10,523	32,223	30,266

Total revenues	23,125	19,012	66,309	54,100

Cost of revenues:
Cost of product revenue	811	641	2,227	1,974
Cost of services and maintenance revenue	5,624	4,282	17,158	13,548

Total cost of revenues	6,435	4,923	19,385	15,522

Gross profit	16,690	14,089	46,924	38,578

Operating expenses:
Selling and marketing	9,945	8,507	29,502	27,388
Research and development	3,254	3,363	9,464	10,597
General and administrative	4,655	3,331	13,131	10,580
Depreciation and amortization	1,008	1,097	3,072	3,358

Total operating expenses	18,862	16,298	55,169	51,923

Operating loss	(2,172)	(2,209)	(8,245)	(13,345)
Other income and expense:
Interest income	177	27	639	57
Interest expense	(12)	(2)	(43)	(8)
Other income, net	35	18	70	27

Total other income and expense	200	43	666	76

Loss before income taxes	(1,972)	(2,166)	(7,579)	(13,269)
Income tax provision (benefit)	1,692	(1)	1,400	85

Net loss	$(3,664)	$(2,165)	$(8,979)	$(13,354)

Net loss per share:
Basic	$(0.16)	$(0.09)	$(0.39)	$(0.58)

Diluted	$(0.16)	$(0.09)	$(0.39)	$(0.58)

Weighted average number of shares used in per share calculation:
Basic	23,170	22,917	23,130	23,137

Diluted	23,170	22,917	23,130	23,137

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Operating Activities:
Net loss	$(8,979)	$(13,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,072	3,358
Provision (benefit) for doubtful accounts	1,227	(102)
Share-based compensation	6,732	4,717
Deferred income taxes	1,386	—
Loss on disposal of assets	72	—
Changes in operating assets and liabilities:
Trade receivables	(6,116)	4,628
Prepaid expenses, inventory and other assets	212	60
Accounts payable	(1,012)	(1,441)
Accrued expenses	413	(591)
Deferred revenue	2,665	434

Net cash used in operating activities	(328)	(2,291)

Investing Activities:
Purchase of marketable debt securities	(9,947)	—
Sale of marketable debt securities	4,947	—
Purchase of property and equipment	(3,472)	(1,738)

Net cash used in investing activities	(8,472)	(1,738)

Financing Activities:
Proceeds from the exercise of stock options	962	—
Repurchase of common stock	(251)	(1,603)
Principal payments on capital lease obligations	(502)	(137)

Net cash provided by (used in) financing activities	209	(1,740)

Decrease in cash and cash equivalents	(8,591)	(5,769)
Cash and cash equivalents, beginning of period	37,591	36,006

Cash and cash equivalents, end of period	$29,000	$30,237

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$38	$5
Income taxes	$441	$234

Non-cash activities:
Capital lease obligation incurred to acquire assets	$—	$40
Purchase of equipment included in accounts payable and accrued expenses	$1,066	$167

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business and Summary of Significant Accounting Policies

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software solutions to conduct digital investigations. Our main products are: EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location; EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings; and EnCase® Legal Hold, which automates the sending and tracking of litigation hold notices, and provides online interviewing capabilities. In August 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device. In September 2009, we launched EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations. We complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our software products.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2009. We have evaluated subsequent events through November 5, 2009, the date these condensed consolidated financial statements were issued. The operating results for the three-month and nine month periods ended September 30, 2009 and cash flows for the nine months period ended September 30, 2009, are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2009 and our results of operations and cash flows for the periods ended September 30, 2009 and 2008. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities, and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions and government or federal agency securities and obligations of corporations with high credit standing. At September 30, 2009, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $29.7 million as of September 30, 2009. At September 30, 2009, all of our cash and cash equivalents consisted of federal agency obligations, and deposits with financial institutions. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

Accounting Standards Codification (ASC): In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There are no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

Business Combinations (ASC 805): In January 2009, the Company adopted Business Combinations changing the method of applying the acquisition method in a number of significant aspects. The standard also amends Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of Business Combinations would also apply the provisions of Business Combinations. The standard was effective on a prospective basis for all acquisitions on or after January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, Business Combinations may significantly impact the Company’s consolidated financial statement in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

Fair Value Measurements and Disclosures (ASC 820): In September 2009, an update was made to Fair Value Measurements and Disclosures – “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. Effective for interim and annual periods ending after December 15, 2009, the Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures – “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has determined the update does not currently have a material impact on its consolidated financial statements.

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, the FASB provided additional guidance in Fair Value Measurements and Disclosures for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sales) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material impact on its consolidated financial statements.

Subsequent Events (ASC 855): In May 2009, the FASB issued Subsequent Events establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent Events sets forth the period after the balance sheet date that entities should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, we adopted this standard for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

Revenue Recognition (ASC 605): In October 2009, an update was made to Revenue Recognition – “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” and the corresponding Software–“Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Note 2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Earnings Per Share (ASC 260). Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of nonvested stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded. The following is a reconciliation of the numerators and denominators of the loss per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Numerator:
Net loss	$(3,664)	$(2,165)	$(8,979)	$(13,354)

Denominator:
Basic weighted average shares outstanding	23,170	22,917	23,130	23,137
Effect of dilutive stock options and non-vested share awards	—	—	—	—

Diluted weighted average shares outstanding	23,170	22,917	23,130	23,137

Net loss per share:
Basic	$(0.16)	$(0.09)	$(0.39)	$(0.58)

Diluted	$(0.16)	$(0.09)	$(0.39)	$(0.58)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 4,945,000 and 4,929,000 shares as of September 30, 2008 and 2009, respectively.

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. As of September 30, 2009, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

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

As of June 30, 2009, we were in breach of the covenant that precluded us from having a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year. In July 2009, we executed an amendment to our revolving line of credit agreement with our bank, which amended this covenant for the remainder of the fiscal year to allow a $9 million cumulative loss (excluding non-cash share-based compensation) and also included a waiver of this covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement would bear interest at a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.

There were no amounts outstanding under this line of credit at December 31, 2008 or during the nine months ended September 30, 2009.

Note 4. Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock were initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and nonvested share awards (commonly referred to as “restricted stock”). The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved increases in the shares available for issuance under the Plan by an additional 1,127,000 shares on May 3, 2006, and an additional 828,000 shares on each of January 1, 2007, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, a proposal to accelerate the January 1, 2009 contribution of shares to July 1, 2008 was approved by our stockholders. Employees, officers and directors are eligible under the Plan, which is generally administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions of each grant. The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

At September 30, 2009, approximately 1,094,000 shares remain available for grant as options or nonvested share awards under the Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2009 follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices	Aggregate Intrinsic Value
Outstanding, December 31, 2008	4,141,000	$9.11	$2.85 - 14.32
Granted	247,000	$3.87	$3.74 - 4.00
Exercised	—
Cancelled or forfeited	(513,000)	$9.89	$2.85 - 14.32

Outstanding, September 30, 2009	3,875,000	$8.66	$2.85 - 14.32	$299,000

Exercisable, September 30, 2009	2,123,000	$7.21	$4.54 - 14.32	$—

We define in-the-money options at September 30, 2009 as options that had exercise prices that were lower than the $4.41 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2009 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 350,900 shares that were in-the-money at that date, of which none were exercisable.

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nonvested Share Awards

During 2007, we began issuing nonvested share awards (commonly referred to as “restricted stock”) to some directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Subsequently, additional grants have been awarded, generally with four-year vesting periods. A summary of nonvested share awards activity for the nine months ended September 30, 2009 as follows:

	Number of Shares	Weighted Average Fair Value	Range of Fair Values
Outstanding, December 31, 2008	756,000	$10.76	$2.85 - 14.32
Granted	459,000	$3.96	$3.92 - 4.00
Vested	(61,000)	$10.34	$9.11 - 10.49
Forfeited	(100,000)	$10.12	$2.85 - 14.32

Outstanding, September 30, 2009	1,054,000	$7.88	$2.85 - 14.32

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2009 was $630,000.

Note 5. Share-Based Compensation

Effective January 1, 2006, we adopted Compensation-Stock Compensation (ASC 718). Prior to the adoption, we used the minimum-value method for disclosure purposes. Since all options granted prior to January 1, 2006 were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, no share-based compensation for stock options was recorded in the accompanying financial statements prior to 2006 and we are not required to record compensation expense for stock options granted prior to January 1, 2006 unless the terms of those options are subsequently modified. Since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006 using the prospective transition method. Under that transition method, results for prior periods have not been restated.

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Risk-free interest rate	3.4%	3.0%	3.3%	2.2%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	50.6%	57.9%	48.8%	61.4%
Weighted average grant date fair value	$5.73	$2.21	$5.38	$2.32

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, we granted our President and Chief Executive Officer an option to purchase 500,000 shares of our common stock at the price of $12.80 per share which vests, in 25% increments, only upon attainment of specified market-based conditions tied to the market value of our common stock. Under the provisions of Compensation-Stock Compensation, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. Accordingly, we estimate the value of such awards using the Monte Carlo binomial simulation model. The primary assumptions used in the model are volatility, a risk-free interest rate, starting stock price, transferability restrictions and the terms of the award, as follows:

•	Risk-free interest rate of 3.98%;

•	Dividend yield of zero;

•	Expected option life of 10 years; and

•	Volatility of the expected market price of our common stock over that term of 53.9%.

Using these assumptions and inputs, we estimated that the weighted average grant date fair value of this award was $5.68 per option, with derived service periods ranging from 15 to 32 months for the four performance levels, and averaging 24 months. Under Compensation-Stock Compensation, the calculated $2.8 million fair value of this award must be recognized as expense over a weighted average period of approximately two years whether the market conditions are met or not so long as the grantee meets the service condition.

The following table summarizes the share-based compensation expense we recorded in accordance with Compensation-Stock Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)
Stock option awards	$1,573	$690	$4,873	$2,841
Nonvested share awards	551	600	1,579	1,876
Acceleration of vesting period for former employees	280	—	280	—

Share-based compensation expense	$2,404	$1,290	$6,732	$4,717

As of September 30, 2009, there was approximately $10.5 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.9 years. We expect to record approximately $6.0 million in share-based compensation expense for year ended 2009 related to options and nonvested share awards outstanding at September 30, 2009. The change in Additional Paid-In Capital balance of $4.7 million is due to share-based compensation expense for the nine months ended September 30, 2009.

Note 6. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2009, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

Management’s judgment is required in assessing the ability to realize future deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. Likewise, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We periodically perform a review of our uncertain tax position. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2008, our liability for uncertain tax positions was reduced to an immaterial amount upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at September 30, 2009. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2008 remain subject to review by the taxing authorities in several jurisdictions.

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Fair Value Measurements

We adopted Fair Value Measurements and Disclosures (ASC 820) effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. There was no impact upon the adoption to the consolidated financial statements. Fair Value Measurements and Disclosures requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury Securities	$5,000	$5,000	$—	$—
Money market account	16,001	16,001	—	—

Total cash equivalents	$21,001	$21,001	$—	$—

Note 8. Contingencies

Legal Matters

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently involved in any litigation, the outcome of which would, based on information currently available, have a material adverse effect on our financial position, results of operations, or cash flows.

Note 9. Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments, as summarized below:

•	Products segment—includes EnCase® Enterprise, EnCase® eDiscovery, EnCase® Forensic, Premium License Support Program, EnCase® Portable, EnCase® Cybersecurity and hardware sales.

•	Professional services segment—is our division that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•	Training segment—is our division that provides training classes in which we train our customers to effectively and efficiently use our software products.

•	Maintenance segment—Maintenance related revenue and costs.

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended September 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$12,515	$3,178	$2,420	$5,012	$23,125
Cost of revenues	811	3,518	1,452	654	6,435

Gross profit (loss)	$11,704	$(340)	$968	$4,358	16,690

Operating expenses:
Selling and marketing					9,945
Research and development					3,254
General and administrative					4,655
Depreciation and amortization					1,008

Total operating expenses					18,862

Operating loss					(2,172)
Other income and expense:
Interest income					177
Interest expense					(12)
Other income, net					35

Total other income and expense					200

Loss before income taxes					$(1,972)

	Three Months Ended September 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$8,489	$2,732	$1,977	$5,814	$19,012
Cost of revenues	641	2,456	1,206	620	4,923

Gross profit	$7,848	$276	$771	$5,194	14,089

Operating expenses:
Selling and marketing					8,507
Research and development					3,363
General and administrative					3,331
Depreciation and amortization					1,097

Total operating expenses					16,298

Operating loss					(2,209)
Other income and expense:
Interest income					27
Interest expense					(2)
Other income, net					18

Total other income and expense					43

Loss before income taxes					$(2,166)

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$34,086	$10,950	$7,428	$13,845	$66,309
Cost of revenues	2,227	10,931	4,519	1,708	19,385

Gross profit	$31,859	$19	$2,909	$12,137	46,924

Operating expenses:
Selling and marketing					29,502
Research and development					9,464
General and administrative					13,131
Depreciation and amortization					3,072

Total operating expenses					55,169

Operating loss					(8,245)
Other income and expense:
Interest income					639
Interest expense					(43)
Other income, net					70

Total other income and expense					666

Loss before income taxes					$(7,579)

	Nine Months Ended September 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$23,834	$7,737	$5,640	$16,889	$54,100
Cost of revenues	1,974	7,618	4,162	1,768	15,522

Gross profit	$21,860	$119	$1,478	$15,121	38,578

Operating expenses:
Selling and marketing					27,388
Research and development					10,597
General and administrative					10,580
Depreciation and amortization					3,358

Total operating expenses					51,923

Operating loss					(13,345)
Other income and expense:
Interest income					57
Interest expense					(8)
Other income, net					27

Total other income and expense					76

Loss before income taxes					$(13,269)

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues
United States	$19,522	$15,534	$52,931	$43,137
Europe	2,750	2,291	8,524	7,892
Asia	429	395	3,034	1,203
Other	424	792	1,820	1,868

	$23,125	$19,012	$66,309	$54,100

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop and provide the leading software solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for corporations and government agencies, and EnCase®Forensic, a desktop-based product primarily for law enforcement agencies. We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which has now been replaced by our EnCase® Cybersecurity solution) have increased our average transaction size. We anticipate that sales of our EnCase® Enterprise products and related services, in particular our EnCase® eDiscovery and EnCase® Cybersecurity solutions, will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three months ended September 30, 2009.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2008 and 2009, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues:
Product revenue	54.1%	44.7%	51.4%	44.1%
Services and maintenance revenue	45.9	55.3	48.6	55.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	3.5	3.4	3.3	3.7
Cost of services and maintenance revenue	24.3	22.5	25.9	25.0

Total cost of revenues	27.8	25.9	29.2	28.7

Gross profit	72.2	74.1	70.8	71.3

Operating expenses:
Selling and marketing	43.0	44.7	44.5	50.6
Research and development	14.1	17.7	14.3	19.6
General and administrative	20.1	17.5	19.8	19.6
Depreciation and amortization	4.4	5.8	4.6	6.2

Total operating expenses	81.6	85.7	83.2	96.0

Operating loss	(9.4)	(11.6)	(12.4)	(24.7)

Other income and expense:
Interest income	0.8	0.1	1.0	0.1
Interest expense	(0.1)	0.0	(0.1)	0.0
Other income, net	0.2	0.1	0.1	0.1

Total other income and expense	0.9	0.2	1.0	0.2

Loss before income taxes	(8.5)	(11.4)	(11.4)	(24.5)
Income tax provision	7.3	0.0	2.1	0.2

Net loss	(15.8)%	(11.4)%	(13.5)%	(24.7)%

The following table sets forth share-based compensation expense (in thousands) recorded in each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$6	$5	$30	$18
Cost of services and maintenance revenue	423	241	1,327	885
Selling and marketing	715	393	2,149	1,567
Research and development	339	291	1,062	1,015
General and administrative	921	360	2,164	1,232

Total non-cash share based compensation	$2,404	$1,290	$6,732	$4,717

(1)	Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2008 and 2009 relates to stock options and nonvested share awards granted to employees measured under the fair value method. See Notes 4 and 5 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2009

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	Inc (Dec)	2009	2008	Inc (Dec)	2009
Product revenues:
EnCase® Enterprise (1)	$8.1	(33)%	$5.4	$22.6	(42)%	$13.2
EnCase® Forensic (2)	3.7	(27)	2.7	9.6	(3)	9.3
Other	0.7	(43)	0.4	1.9	(32)	1.3

Total product revenues	12.5	(32)%	8.5	34.1	(30)%	23.8

Services and maintenance revenues:
Professional services	3.2	(16)%	2.7	11.0	(30)%	7.7
Training	2.4	(17)	2.0	7.4	(23)	5.7
Maintenance and other	5.0	16	5.8	13.8	23	16.9

Total services and maintenance revenues	10.6	(1)%	10.5	32.2	(6)%	30.3

Total revenues	$23.1	(18)%	$19.0	$66.3	(18)%	$54.1

(1)	Includes perpetual licenses related to our eDiscovery, Legal Hold, Data Audit & Policy Enforcement and Information Assurance (or their replacement EnCase® Cybersecurity) add-on products.
(2)	Includes revenues related to our Premium License Support Program and EnCase® Portable.

We generate product revenue principally from sales of our EnCase® Enterprise, EnCase® eDiscovery, EnCase® Forensic, EnCase® Legal Hold, EnCase® Portable, and EnCase® Cybersecurity. A substantial portion of the EnCase® Enterprise, EnCase® eDiscovery, EnCase® Forensic, EnCase® Portable, and EnCase® Cybersecurity license agreements that we enter into include perpetual license terms. In conjunction with our EnCase® Forensic software, we also sell our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. In addition, we sell our EnCase® Neutrino® mobile forensic device and certain other forensic hardware which we include in “Other” product revenue. The first two quarters of each fiscal year are typically our period of lowest product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest sales quarter to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues decreased by $4.0 million, or 32% for the three months ended September 30, 2009 over the same period in 2008 and decreased by $10.3 million, or 30% for the nine months ended September 30, 2009 over the same period in 2008. Product revenue decreased primarily due to a $2.7 million and a $9.4 million reduction in EnCase® Enterprise license revenues for the three and nine months ended September 30, 2009 and 2008, respectively. We believe the decrease in EnCase® Enterprise license revenues was due to economic pressures and the resulting negative impact in customers’ purchases.

Services and maintenance revenues decreased by $0.1 million, or 1% for the three months ended September 30, 2009 over the same period in 2008 and decreased $1.9 million, or 6% for the nine months ended September 30, 2009 over the same period in 2008. Professional services revenues decreased by $0.5 million, or 16% and $3.3 million, or 30% for the three and nine months ended September 30, 2009 over the same periods in 2008, respectively, due to reduced demand for both implementation services and eDiscovery services as a result of the decline in sales compared to the prior year. Training revenue decreased by $0.4 million, or 17% and $1.7 million, or 23% for the three and nine months ended September 30, 2009 over the same periods in 2008, respectively, due to reductions in our customers’ travel and training budgets. During the nine months ended September 30, 2009 we experienced an increased number of customers participating in our On Demand web enabled training courses which has provided a travel free alternative to our customers. Maintenance revenue increased by $0.8 million, or 16% and increased $3.1 million or 23% for the three and nine months ended September 30, 2009 over the same periods in 2008, respectively, as a result of an on-going increase in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	Inc (Dec)	2009	2008	Inc (Dec)	2009
Cost of product revenues	$0.8	(21)%	$0.6	$2.2	(11)%	$2.0
Cost of services and maintenance revenues:
Professional services	3.5	(30)%	2.5	10.9	(30)%	7.6
Training	1.4	(17)	1.2	4.5	(8)	4.2
Maintenance and other	0.7	(5)	0.6	1.7	4	1.7

Total cost of services and maintenance revenues	5.6	(24)%	4.3	17.1	(21)%	13.5

Total cost of revenues	$6.4	(24)%	$4.9	$19.3	(20)%	$15.5

Share-based compensation included above:
Cost of product revenues	$—		$—	$—		$—

Cost of services and maintenance revenues	$0.4		$0.2	$1.3		$0.9

Gross Margin Percentage
Products	93.5%		92.4%	93.5%		91.7%

Services and maintenance	47.0%		59.3%	46.8%		55.2%

Total	72.2%		74.1%	70.8%		71.3%

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

Cost of product revenues decreased $0.2 million, or 21% for the three months ended September 30, 2009 over the same period for 2008 and decreased by $0.2 million, or 11% for the nine months ended September 30, 2009 over the same period for 2008 as a result of decreased custom duty and shipping expenses due to electronic delivery of product and reduced cost of printed materials.

The costs of professional services and training revenue are largely comprised of employee compensation, including share-based compensation, related overhead expenses, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs. Total cost of services and maintenance revenue decreased $1.3 million, or 24%, and decreased $3.6 million, or 21%, for the three and nine months ended September 30, 2009 over the same period in 2008, respectively, in line with the decline in professional services and training revenues and due to lower headcount in these areas year over year.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	Decrease	2009	2008	Decrease	2009
Selling and marketing expenses	$9.9	(15)%	$8.5	$29.5	(7)%	$27.4

As a percentage of revenue	43.0%		44.7%	44.5%		50.6%

Share-based compensation included above	$0.7		$0.4	$2.1		$1.6

Selling and marketing expenses consist primarily of personnel and related costs of our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and the recognition of a portion of the corresponding revenue. The number of sales and marketing personnel that we employ was 160 and 135 at September 30, 2008 and 2009, respectively.

Selling and marketing expenses decreased by $1.4 million, or 15%, and $2.1 million, or 7% for the three and nine months ended September 30, 2009 over the same periods in 2008, respectively. The decrease in selling and marketing expenses was primarily due to the reduction in headcount compared to prior year, as well as a reduction in sales commission expense associated with the decrease in product revenue during the three months and nine months ended September 30, 2009.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	Increase	2009	2008	Increase	2009
Research and development expenses	$3.3	3%	$3.4	$9.5	12%	$10.6

As a percentage of revenue	14.1%		17.7%	14.3%		19.6%

Share-based compensation included above	$0.3		$0.3	$1.1		$1.0

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ from 75 at September 30, 2008 to 79 at September 30, 2009.

Research and development expenses increased by $0.1 million, or 3%, and increased by $1.1 million, or 12%, for the three and nine months ended September 30, 2009 over the same periods in 2008, respectively. The higher expenses were driven primarily by an increase in headcount and an increase in the number of products in development.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	Decrease	2009	2008	Decrease	2009
General and administrative expenses	$4.7	(28)%	$3.3	$13.1	(19)%	$10.6

As a percentage of revenue	20.1%		17.5%	19.8%		19.6%

Share-based compensation included above	$0.9		$0.4	$2.2		$1.2

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional service fees, bad debt expense, other corporate expenses and related overhead. The number of general and administrative personnel that we employ was 70 and 60 at September 30, 2008 and 2009, respectively.

General and administrative expenses declined by $1.4 million, or 28%, for the three months ended September 20, 2009 over the same period of the prior year. This decline is primarily attributable to a reduction in legal expense, Sarbanes-Oxley Act of 2002, audit fees and bad debt expense. For the nine months ended September 30, 2009, general and administrative expenses decreased $2.5 million, or 19%, over the 2008, period consistent with the quarter over quarter expense decline described above. This reduction was attributable to reduced bad debt expense and reduced professional fees.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	Increase	2009	2008	Increase	2009
Depreciation and amortization expense	$1.0	9%	$1.1	$3.1	9%	$3.4

As a percentage of revenue	4.4%		5.8%	4.6%		6.2%

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense for the three months ended September 30, 2009 increased $.1 million, or 9%, over the 2008 quarter, and increased $0.3 million, or 9%, for the nine months ended September 30, 2009, primarily due to the implementation of our new ERP system that went live in the first quarter of 2009.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items. Interest income decreased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year. The decrease was due primarily to lower market interest rates earned on our cash and cash equivalents in the current year.

Income Tax Provision

Guidance Software operates in multiple jurisdictions and is subsequently taxed pursuant to the tax laws of these jurisdictions. The Company’s effective tax rate may be affected by the changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. The Company recorded an income tax benefit for the three months ended September 30, 2009 of approximately $1,000 as compared to a tax provision of $1,692,000 for the same period in 2008 and an income tax provision for the nine months ended September 30, 2009 of $85,000 compared to a tax provision of $1,400,000 for the same period from the prior year. The income tax provision for the three and nine months ended September 30, 2009 is primarily attributable to foreign income taxes and state/local franchise taxes, based on our estimated effective annual tax rate and taxable income (loss) for the current year. For the three and nine months ended September 30, 2008, the income tax provision is primarily attributable to the recording of a full valuation allowance against net deferred tax assets. After consideration of all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, a full valuation allowance is maintained against our net deferred tax assets. Our effective tax rate is 18.5%, and 0.6% for the nine months ended September 30, 2008 and 2009, respectively, which differs from the U.S. statutory rate of 34% primarily due to the recording of state and foreign income taxes, non-deductible expenses, and changes in valuation allowance.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of September 30, 2009, we had $30 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2009 compared to $0.3 million for the nine months ended September 30, 2008. The increase in cash used by operations is a result of a number of variances but primarily reflects a decrease in the change in trade receivables offset partially by an increase in the net loss and a smaller increase in deferred revenue.

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2009 compared to $8.5 million for the same period in the prior year. The decrease in cash used by investing activities is primarily due to the net purchase of $5.0 million of marketable debt securities during the nine months ended September 30, 2008 while no additional net purchases occurred during the nine months ended September 30, 2009.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2009, as compared to cash provided by financing activities of $0.2 million during the same period in the prior year. The increase in cash used in financing activities was due primarily to the repurchase of $1.6 million of our common stock during the nine months ended September 30, 2009.

We maintain a $3.0 million revolving line of credit with a bank. This line of credit expires on April 30, 2010. At September 30, 2009, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants, and at June 30, 2009 we were in breach of the covenant that precluded a cumulative net loss (excluding non-cash share-based compensation) in excess of $4 million during any one fiscal year. In July 2009, we executed an amendment to our revolving line of credit agreement with our bank, which amended this covenant for the remainder of the fiscal year to allow a $9 million cumulative loss (excluding non-cash share-based compensation). The amendment also included a waiver of this covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement would bear interest at a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. We believe the amendment to the financial covenants will be sufficient to cover our performance for the remainder of the year, however, if we were to exceed the $9 million cumulative loss (excluding non-cash share-based compensation) and potentially cause a breach of the amendment, we would renegotiate this arrangement with the bank. We do not expect to draw upon the line of credit for the remainder of 2009.

At September 30, 2009, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to real estate. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancelable lease obligations as of December 31, 2008 were approximately $19 million, of which $3.9 million is due during 2009. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

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

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special-purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Accounting Standards Codification (ASC): In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There are no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

Business Combinations (ASC 805): In January 2009, the Company adopted Business Combinations changing the method of applying the acquisition method in a number of significant aspects. The standard also amends Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of Business Combinations would also apply the provisions of Business Combinations. The standard was effective on a prospective basis for all acquisitions on or after January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, Business Combinations may significantly impact the Company’s consolidated financial statement in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

Fair Value Measurements and Disclosures (ASC 820): In September 2009, an update was made to Fair Value Measurements and Disclosures – “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. Effective for interim and annual periods ending after December 15, 2009, the Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures – “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has determined the update does not currently have a material impact on its consolidated financial statements.

In April 2009, the FASB provided additional guidance in Fair Value Measurements and Disclosures for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sales) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material impact on its consolidated financial statements.

Subsequent Events (ASC 855): In May 2009, the FASB issued Subsequent Events establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent Events sets forth the period after the balance sheet date that entities should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, we adopted this standard for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

Revenue Recognition (ASC 605): In October 2009, an update was made to Revenue Recognition – “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. At September 30, 2009, all of our cash and cash equivalents consisted of federal agency obligations, and deposits with financial institutions.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. As of September 30, 2009, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld 4,195 and 15,930 common shares for the three and nine months ended September 30, 2009, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

The following table summarizes our purchases of common stock:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.99	22,500	$7,866,000
September 2008	20,000	$5.98	20,000	$7,750,000
May 2009	98,915	$3.31	98,915	$7,422,000
June 2009	173,100	$3.63	173,100	$6,794,000
July 2009	95,836	$3.78	95,836	$6,432,000
August 2009	54,850	$3.86	54,850	$6,220,000

Total	465,201		465,201	$6,220,000

Item 3.	Defaults upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item

Item 5.	Other Information

No information is required in response to this item

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

Dated: November 5, 2009	By:	/s/ BARRY J. PLAGA
Barry J. Plaga
Chief Financial Officer (Principal Financial Officer)