Form 10-K
period 2009-12-31
Guidance Software, Inc.
filed 2010-02-26
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41,786,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 24, 2010, there were approximately 24,443,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Page
PART I	1

i

TRADEMARKS

“Guidance Software,” “EnCase®,” “EnScript®,” “FastBloc®,” “CEIC®,” “EnCE®,” “Neutrino®,” “EnCEP™” and other trademarks or service marks of Guidance appearing in this Annual Report are registered trademarks or trademarks of Guidance in the United States and in certain other jurisdictions. This report also contains additional trade names, trademarks and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our vision and business strategy, financial condition, results of operations, products and technologies, expectation of competitive pressures and prospects. Such statements are based upon current expectations that involve risks and uncertainties. For example, words such as “may,” “will,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements. Additionally, any statements contained herein that are not statements of historical facts or that concern future matters such as the development of new products, sales levels, expense levels and other statements regarding similar matters may be deemed to be forward-looking statements.

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

Overview

Guidance Software, Inc. is the leading global provider of software solutions used to conduct digital investigations. Our EnCase® platform provides an investigative infrastructure that allows our customers the capability to digitally investigate human resources matters, allegations of fraud, suspicious network endpoint activity and defend their organization’s data assets with our forensically sound solutions.

EnCase® Enterprise provides organizations the visibility into user-controlled areas of the network to determine if there are any risks to the data present on their network. EnCase® Enterprise provides in-depth visibility into laptops, desktops, file servers and email servers to quickly determine the root cause of suspicious network activity. In addition, powerful incident response capabilities allow an organization to determine exactly what, where, how and when an incident took place along with the tools to remediate any malicious code or processes running on the affected computers to return the network to a trusted state.

EnCase® eDiscovery is our enterprise-wide eDiscovery solution that operates from a central location to automatically perform search, collection, preservation and processing of electronically stored information (ESI) from unstructured and semi-structured data stores, such as: workstations, laptops, servers, removable storage devices, archiving and content management solutions, with no business disruption to end-users. EnCase® eDiscovery scales to meet the needs of all sizes and types of organizations, while providing a time efficient, cost effective, world class in-house eDiscovery solution.

EnCase® Cybersecurity complements and augments existing IT Security applications, such as DLP, IDS, or SIM tools, by providing organizations that have identified a high-level alert with forensic-level visibility of the offending endpoint data, valuable information from memory, and the ability to search the enterprise for identical or similar threats. These capabilities allow a complete investigation of the alert, so an organization can understand the extent and location(s) of the problem.

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

Traditional digital investigations involve internal investigators or third-party consultants manually searching through multitudes of electronic data in an attempt to discover traces or “fingerprints” of electronic data-related incidents. Such investigators or third-party consultants typically use software applications, utilities or processes, such as taking the affected servers, desktops and laptops off-line, so that they can remove, image or copy the hard drives, manually extract the data in question on each affected computer and save the affected files to another hard drive for processing and analysis by consultants or other third-party experts. These traditional digital investigations suffer from several distinct problems in that they are costly and time-consuming, they require significant expertise to conduct across complex enterprise network environments, they may not adequately combat attempts to conceal data, they often result in unwanted exposure of sensitive materials and disrupt business, and they are difficult to conduct in a forensically sound manner. Establishing a comprehensive digital investigative software platform can help organizations address the inadequacies of traditional digital investigations and cost-effectively mitigate the risk of electronic data-related threats.

We complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our software products. All of our brands are based on the EnCase® platform, and our products are used by a wide variety of industries and some of the world’s best known technology, financial and insurance services, defense, energy, pharmaceutical, manufacturing, healthcare and retail companies. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 140 companies in the Fortune 500, and we have sold our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide.

For the fiscal year ended December 31, 2009, we reported total revenues of $74.9 million, employed approximately 350 employees and conducted business in over 75 countries. We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

Our Internet address is http://www.guidancesoftware.com. The following filings are posted to our Investor Relations web site, located at http://investors.guidancesoftware.com as soon as reasonably practical after submission to the United States (US) Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the proxy statements related to our most recent annual stockholders’ meetings and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any reference to these web sites are intended to be inactive textual references only.

Business Strategy

Our business strategy is to develop and support superior solutions and services that provide the foundation for corporate, government and law enforcement organizations to conduct thorough and effective computer investigations of any kind, including intellectual property theft, incident response, compliance auditing and responding to eDiscovery requests, all while maintaining the forensic integrity of the data. A key driver behind this strategy is the development and introduction of new products and improvements to our existing products. Our goal is to develop more powerful, user friendly and affordable products without compromising on our technological commitment. We are focused on gaining more EnCase® Enterprise, EnCase® eDiscovery and EnCase® Cybersecurity customers, as the enterprise forensics, electronic discovery and cybersecurity markets continue to develop.

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective and precise digital investigations. Our EnCase® Enterprise software, EnCase® eDiscovery, EnCase® Legal Hold and EnCase® Cybersecurity, provide the foundation to build an enterprise investigation infrastructure. Furthermore, we believe our EnCase® Forensic software is the industry standard for searching, collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. We also offer a comprehensive array of forensic investigation and training services to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

EnCase® Enterprise

EnCase® Enterprise provides an investigative platform that enables an organization to search, collect, preserve and analyze data on the servers, desktops and laptops across the network. EnCase® Enterprise enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to requests from regulators or for civil litigation matters and take decisive action in the face of security and data breaches, whether the origin of the worm, virus or other exploit is internal (e.g., “rogue employees”) or external (e.g., “hackers”).

EnCase® Enterprise serves as the platform for an enterprise investigative infrastructure, to which additional products can be added to enhance and automate the search, collection, preservation and analysis of data in order to accomplish specific business tasks such as: responding to electronic discovery requests; performing proactive, enterprise-wide, data audits for sensitive information, including personally identifiable information, classified data, and intellectual property; and responding to and remediating network threats or intrusions. These products, which can be added to perform the functions above, include EnCase® eDiscovery, EnCase® Legal Hold and EnCase® Cybersecurity. The core EnCase® Enterprise platform consists of five separate components: the Examiner, the SAFE “Secure Authentication for EnCase®”, the Servlet, the Enterprise Concurrent Connections and SnapShot.

EnCase® eDiscovery

EnCase® eDiscovery performs automated search, collection, preservation and processing of ESI around the clock in a forensically sound manner. Using a distributed enterprise-wide scalable architecture, it collects and processes only potentially relevant data. In addition, evidence and metadata are preserved in the court validated EnCase® Evidence File format to ensure complete chain of custody from the moment the legal hold is issued until load files are generated for attorney review. EnCase® eDiscovery tracks collection results in a database so that the status of the data collection effort can be viewed and communicated to others.

Once the initial search has been conducted and the information has been collected, EnCase® eDiscovery then is able to cull and process the data to further reduce the volume of irrelevant or duplicate information. The solution distributes processing in an organized fashion so that several dozen machines can process terabytes of data without disrupting business and degrading network performance. EnCase® eDiscovery’s robust in-house processing capabilities enable secondary culling and load file creation for the most common attorney review platforms. The collected and processed data is placed in a court-validated digital container called an EnCase® Logical Evidence file, or LEF, and the data can be uploaded to third-party eDiscovery attorney review platforms to complete the eDiscovery process.

Our pricing model for this software is unique. In addition to a traditional perpetual software license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met), we enable customers to pay for eDiscovery software as they use it under a Pay-Per-Use pricing option, whereby revenue will be recorded as our customers use the software to search, collect and process data. In addition to our corporate clients, the Pay-Per-Use pricing option is ideally suited to enable third party service providers with our software offering.

The eDiscovery market has been fragmented, lacking a fully integrated solution, and relying on multiple point solutions, which breeds inefficiencies, causes delays, increase risk and, ultimately, costs. Typically, in any given technology market, the introduction of integrated offerings drives broader technology adoption, and the eDiscovery market should be no different. In January 2010, the Company announced the anticipated release in the second quarter of 2010 of Version 4 of EnCase® eDiscovery, the industry’s first fully integrated eDiscovery solution. Version 4 of EnCase® eDiscovery will provide customers’ legal and IT teams with one integrated software solution that delivers all of the functionality that organizations desire for in-house electronic discovery, including:

•	Legal hold,

•	Pre-collection analytics,

•	Identification, preservation and collection,

•	Processing, analysis, and early case Assessment, and

•	First-Pass review.

EnCase® Legal Hold

EnCase® Legal Hold is a web-based add-on to the EnCase® eDiscovery platform that enables corporate legal departments not only to identify and notify custodians for legal preservation holds at the outset of litigation, but also to manage, track and report on the actual preservation, collection, and processing of electronically stored information (ESI).

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

EnCase® Cybersecurity

EnCase® Cybersecurity augments and complements existing IT security investments by enabling proactive audit capabilities across all network endpoints, including file and email servers enabling security teams to focus in on problem areas quickly. The solution audits for suspicious or sensitive data, such as account or credit card numbers, or unauthorized files or applications that violate policies or regulatory mandates and remove it with thorough remediation capabilities.

It ensures network endpoints remain in a trusted state by identifying threats that evade perimeter defenses, including different iterations of polymorphic malware. EnCase® Cybersecurity enables fast response to high- priority alerts by scanning the network for similar problems, and by empowering endpoint recovery from malware and remediate data from unauthorized locations without disruption to operations. EnCase® Cybersecurity works with existing IT security applications, such as DLP, IDS, or SIM tools by providing forensic-level visibility of the offending endpoint data, valuable information from memory, and the ability to search the enterprise for identical or similar threats. With these key capabilities—determining the extent of threats, proactively auditing to identify potential problems before they cause harm, and allowing for remediation of targeted data—EnCase® Cybersecurity rounds out an organization’s security profile and helps safeguard its business. We began shipments of EnCase® Cybersecurity in 2009.

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

EnCase® Portable

In 2009, we released EnCase® Portable, an automated search and collection solution that anyone can use. It enables personnel not trained in computer forensics to forensically acquire documents, Internet history and artifacts, images, and other digital evidence, including entire hard drives all by connecting a USB device rather than a laptop. Also, law enforcement, government, law firm and corporate customers can cost effectively target systems that are not on the network, cannot be transported or multiple systems simultaneously where it is cost prohibitive to acquire data with laptops. EnCase® Portable leverages the powerful search and acquisition capabilities of EnCase® software.

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

eDiscovery Services. We offer complete end-to-end eDiscovery consulting and project management services, from litigation hold to the production of files for attorney review. Leveraging our industry leading EnCase® eDiscovery solution, our cost effective eDiscovery services teams automate operations that other service providers perform manually, and are able to conduct large scale eDiscovery search, collection and preservation from a central location, producing fast, accurate results with minimal business disruption.

Incident Response Services. Using EnCase® Cybersecurity, consultants investigate and remediate security breaches in an organization’s network infrastructure. Consultants determine which methods of entry were used to break into the system, the extent and duration of the intrusion and exactly what data was compromised. They can also “kill” malware and/or rogue processes. In the event that a breach draws the attention of regulatory agencies, the Incident Response Services results and reports can be processed into a court-approved, forensically sound file format to help an organization provide accurate, defensible evidence and information to regulators.

Implementation Services. We provide implementation and consulting services in connection with the deployment of our EnCase® Enterprise, EnCase® eDiscovery, EnCase® Cybersecurity and related software. Our implementation typically takes one to two weeks, during which we conduct performance tests to ensure full functionality and integration with existing systems in the organization and provide on-site training to ensure our customers can maximize the use of the EnCase® Enterprise technology. Our consultants are encouraged to recommend our add-on products to our customers in order to further enhance the capabilities of our EnCase® Enterprise software.

Guidance Software Advisory Program (GAP). GAP provides a comprehensive review of current policies and procedures, including a gap analysis which identifies risk areas that could impact the customer. Dedicated advisory consultants work with the customer to build and implement a customized plan to help automate procedures and eliminate wasted resources, establish a documented, defensible and repeatable eDiscovery workflow, and align procedures with industry best practices.

Customer Service and Technical Support

Customers typically purchase software maintenance with each new product license. Customer support generally involves software updates, telephone and e-mail support, on a 24 hours per day, five days per week basis, as well as customer self-service on our website. Customers are typically provided an option to renew their maintenance agreements on an annual basis. Our technical support organization provides product support to our current customers with multi-tiered offerings and includes support availability 24 hours per day, five days per week, in English, and is also available during normal business hours in several other languages, including German and Spanish.

Training

Our Training Division trains thousands of students per year in computer forensics principles and the use of our EnCase® software products and methodology. Because of the sensitive nature of digital investigations and the need to conduct digital investigations in a forensically sound manner, our users will typically take one or more of our courses. We provide an array of training courses on topics such as computer forensics, digital investigations, the proper use of our software products and the EnScript® programming language, which teach our customers’ IT and data security professionals the basic principles of computer forensics, train them on the basic and advanced capabilities of our software products and teach them to write EnScript® programs. We have retained third-party training partners in order to provide training around the world. Our extensive training program has enabled us to create a human capital knowledge base that can expand the recognition and demand for our products and services.

We operate two training classrooms in Pasadena, California, two near Washington, D.C., one in Houston, Texas, one near Chicago, Illinois and two near London, England. In addition, through our training staff, our authorized training partners and OnDemand training program, certain courses are offered at off-site locations throughout North, Central and South America, Europe, Africa, the Middle East and the Asia/Pacific Rim. In 2009, we conducted training classes in 46 different countries. In addition to offering courses in English, we have begun to localize our courses by converting the course content and manuals into other languages, and delivering the courses in those languages. To date, we have created courses in German, Spanish, Korean, Romanian, Polish, Japanese and Chinese. During 2008, we also began offering online-training courses, which we call OnDemand training.

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

EnCE® Certification

The EnCE® program certifies the competency of public and private sector employees in the best practices of computer forensic investigations and in the proper use of EnCase® while conducting such investigations. In order to obtain EnCE® certification, professionals must have at least 12 months of computer forensic experience or attended 64 hours of authorized computer forensic training and pass a dual-phase EnCE® examination. EnCE® certification acknowledges that professionals have mastered computer forensic investigation methodology as well as the use of EnCase® during complex computer examinations. Our EnCE® program is recognized by both the law enforcement and corporate communities as a symbol of in-depth computer forensics knowledge, and EnCE® certification illustrates that an investigator is a skilled computer examiner. As of December 31, 2009, more than 2,400 people worldwide had achieved EnCE® certification.

EnCEP™ Certification

In late 2009 the EnCase® Certified eDiscovery Practitioner (EnCEP™) certification was developed. The program certifies private and public sector professionals in the use of Guidance Software’s EnCase® eDiscovery software, as well as their proficiency in eDiscovery planning, project management and best practices spanning legal hold to load file creation. EnCase® eDiscovery is the leading eDiscovery solution for the search, collection, preservation, and processing of electronically stored information (ESI). Earning the EnCEP certification illustrates that a practitioner is skilled in the application of the solution to manage and successfully complete all sizes of eDiscovery matters in accordance with the Federal Rules of Civil Procedure.

In order to obtain the EnCEP™ Certification the professionals need to have attended the live EnCase® eDiscovery training course or completed the EnCase® On-Demand eDiscovery training course or completed the on-site EnCase® eDiscovery implementation training (2009 or earlier, with certificate of training); and have three months experience in eDiscovery collection, processing and/or project management; in addition to passing both written and practical examinations. As of December 31, 2009, 13 professionals were EnCEP™ Certified.

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

The key benefits provided by the EnCase® Evidence File and EnCase® Logical Files are that they:

•	authenticate that the preserved digital evidence is in fact what was originally collected;

•	prevent damage to the digital evidence by human error;

•	document the chain-of-custody;

•	eliminate cross-contamination concerns;

•	provide several different means to connect and collect the digital evidence; and

•	significantly reduce the need for storage resources.

Specialized Hard Drive Access

While most software applications interact and work within the operating system, we have designed our software, specifically our “Servlet” to run “beneath” the operating system in order to prevent interference from the operating system and ensure that data is not tampered with or modified. By working beneath the operating system, our technology accesses the hard drive at the sector level, which is the smallest writeable area on a hard drive. The Servlet reads data from the sectors on the hard drive in a raw format and makes the entire hard drive accessible to the user of our software, including all files and obscure areas. Importantly, areas of the hard drive that common users cannot access, such as unallocated space and unformatted space, are also made accessible through our technology. While scanning the hard drive, our technology does not modify the metadata, such as filenames, dates, and times, on live systems, which enables our customers to conduct a complete examination of all the data on the hard drive while assuring that the impact on the overall computing environment is substantially non-invasive. This process is critical in order to preserve the forensic integrity of the preserved data and metadata.

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

Designed to work across multiple operating systems, our EnCase® Enterprise serves as an investigative platform, the foundation of an enterprise investigative infrastructure, when fully implemented on a network. Our software is currently compatible with many systems, such as:

•	Operating Systems: Windows 95/98/NT/2000/XP/Vista/7, Windows 2003 Server, Macintosh, Linux Kernel 2.4 and above, Solaris 8/9 (both 32-bit and 64-bit), AIX, and OS X.

•

File Systems: FAT12, FAT16, FAT32, New Technology File System (“NTFS”), Macintosh HFS, HFS+, Sun Solaris UFS, Linux EXT2/3, Reiser, BSD FFS, Palm, TiVo Series One and Two, AIX JFS, JFS, Joliet, UDF and ISO 9660.

Sales and Distribution

We sell our product offerings directly to customers using our direct geographic and account-based sales representatives, our inside-sales staff, and indirectly through strategic partners, third-party value-added resellers, or VARs, and distributors. As of December 31, 2009, we employed 119 individuals who were involved in our selling and marketing efforts, and had agreements with over 100 third-party distributors.

The sales model for our EnCase® Enterprise products and services is highly focused on addressing the pervasive and high-value corporate and government agency business problems of electronic discovery and digital investigations related to litigation, general investigations, information security, risk and compliance. Our direct geographic and account-based sales representatives, otherwise referred to as Account Executives, or AEs, are divided into Commercial and Public Sector teams and are focused on selling our EnCase® Enterprise products and related services to corporations and both federal and state and local government agencies. These direct AEs are focused on the North American and UK commercial markets, and US and EMEA government agencies. In focusing our direct sales force on the core markets of US commercial, US government and the UK commercial and government market, we are able to leverage our large reference ability and market-leadership to rapidly add net-new Enterprise customers and establish a solid foothold in a large segment of the Fortune 500, Financial Times and London Stock Exchange 250 (FTSE 250) and Global 2000. Additionally, this direct sales focus in these core markets allows us to fully leverage our large and growing EnCase® Enterprise installed base and up-sell those accounts to our high-value EnCase® eDiscovery and EnCase® Cybersecurity solutions. This direct sales focus also allows us to market add-on modules and components to our customers, which in turn allows them to further expand and scale their investigative infrastructure.

A significant change in 2009 was the expansion of our worldwide channel program, with a focus on establishing an overlay channel in our US and UK markets, which rely primarily on direct sales efforts. To augment our direct sales efforts in the core US and UK markets, we established several strategic partnerships with consulting firms and service providers, as well as VAR relationships with major IT reseller/consulting firms. By overlaying a growing indirect channel model over our direct sales efforts, we have been able to increase our access to our target Fortune 500, FTSE 250 clients while also expanding our reach across a much broader segment of the market to include the small and medium business market segment.

International sales constituted approximately 21% of our sales in the year ended December 31, 2009. Globally, we continue to expand our worldwide channel partner program by placing an increased emphasis on recruiting and enabling enterprise software VARs and distributors. Historically, our channel focus was centered on the EnCase® Forensic product line, which targeted global law enforcement and government agencies. In 2009, we began introducing new enterprise-class VARs into our global channel initiative to further expand our expertise and sales capacity for our EnCase® Enterprise family of solutions.

Our inside sales representatives, or ISRs, are responsible for sales of our EnCase® Forensic products and training services, as well as augmenting our direct sales force with our flagship EnCase® Enterprise solution. Historically, a large portion of the business for our EnCase® Forensic product has been generated from pre-existing relationships, allowing our internal sales personnel to execute at a high level of efficiency. Our ISRs continue to spend a large portion of their time targeting our EnCase® Forensic product to law enforcement agencies and consultancies.

In addition to our corporate sales field representatives and our internal sales force, we have a global sales team dedicated to government customers. This US- and UK-based team typically uses a direct sales model to focus on the specific agencies given the unique selling dynamics, contracting, security clearance, and cross-referencing requirements existing in the global government vertical market.

Marketing

We believe that organizations can realize significant benefits by installing our EnCase® Enterprise family of applications across their networks in order to address high-value and pervasive business problems such as

eDiscovery, data-centric security to include the protection of intellectual property, personally identifiable information, credit card information, and large-scale network security risk mitigation. These applications all leverage the enabling EnCase® Enterprise platform which offers a base set of capabilities for conducting enterprise-wide digital investigations and serves as a foundation for organizations to build an investigative infrastructure. Our marketing strategy involves communicating the value of our products for these high-priority issues to targeted audiences, developing a scenario where the adoption of the EnCase® Enterprise applications includes the base platform with every opportunity, and then communicating the value of leveraging the EnCase® Enterprise platform and additional add-on products to the remainder of the organization for future opportunities.

Our marketing programs are focused on regional and vertical market lead-generation campaigns that consist of integrated activities including eMarketing, webinars, direct mail, public relations/media placements, search engine pay-per-click, online and print advertising and selected events and seminars. Each campaign is focused on matching the appropriate EnCase® Enterprise application with the appropriate target audience, in order to provide the relevant business value messaging to those individuals that are seeking specific solutions to their most critical business issues. For example, our US Federal lead marketing strategy is centered primarily on EnCase® Cybersecurity, which addresses a vast majority of government network and cyber-security issues. In the US commercial market, however, our lead marketing strategy is focused around the pervasive and extremely urgent issue of electronic discovery and litigation preparedness. Each campaign leverages “best-practice” components that are designed to engage our targets, generate leads and progress the opportunity from initial interest and qualification to opportunity scoping and closing by the Sales organization. We also offer highly educational and informative content (e.g. Webinars, eDiscovery publications, white papers and various collateral) that facilitates interest in our solutions. This educational approach to our marketing strategy helps to position us as thought leaders and trusted advisors across each of our target markets and drives viral distribution of our information.

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations. The Computer and Enterprise Investigations Conference (“CEIC®”) serves as our annual user conference and draws attendees from global law enforcement, government agencies, corporations, law firms and judges. This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information and learn about important topics in the industry. It serves as our singular marketing event and enables us to efficiently connect with a broad range of customers, communicate our whole product offerings (products, services, training, etc.) and launch new products in a captive environment while simultaneously driving additional add-on sales to customers who have implemented one or more of the core platform products.

Customers

Our customers include government agencies and global corporations in a wide variety of industries such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 140 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase® Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East and Asia/Pacific Rim. Sales to customers outside of the United States accounted for 21% of our revenues for the fiscal years ended December 31, 2009 and 2008 and 23% for the fiscal year ended December 31, 2007. The majority of our EnCase® Forensic customers are national and local government agencies, law enforcement agencies, consultants and other organizations of the United States and foreign governments.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products. We conduct research on existing or new computer hardware or software technology to develop solutions for our law enforcement, government or corporate markets. We conduct research on file system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular customer deployment on other customer deployments. Our research and development expenses were $14.2 million in 2009, $13.0 million in 2008, and $9.0 million in 2007.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. The market for software for electronic discovery is highly fragmented, and our EnCase® eDiscovery product competes against enterprise search and content management vendors such as Autonomy and EMC, as well as electronic discovery point solutions from smaller, privately held companies. More generally, our EnCase® eDiscovery software competes against providers of outsourced electronic discovery services, such as FTI or Navigant. In the IT Security market, we believe our EnCase® Cybersecurity product provides certain unique capabilities, but we nevertheless compete for budget dollars against established IT Security vendors such as Checkpoint and McAfee. In the computer forensics market we compete against a series of smaller, privately held companies, such as AccessData and Paraben. Our competition consists of forensic vendors including Access Data and security software solution vendors including McAfee and Symantec. With respect to our eDiscovery solution, the market is highly fragmented and we compete against eDiscovery point solutions such as StoredIQ and Clearwell, information and content management vendors including Autonomy, EMC (which acquired Kazeon), Iron Mountain (which acquired Stratify), as well as other privately held companies. Our eDiscovery solutions also compete against outsourced eDiscovery alternatives whether eDiscovery service providers or consulting companies, such as the Big 4 consulting/accounting firms and others, that offer services for traditional digital investigations and eDiscovery in place of implementing a packaged software solution.

We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including forensic technology, forensic soundness and acceptance in court, time required to complete an investigation, ability to scale across large networks and expertise of consulting personnel. We believe that we currently compete favorably with respect to these factors. For a further discussion of our competition, see “Risk Factors—We face direct and indirect competition from other software companies, as well as other companies that provide training, consulting, and certification services in computer forensics, which could limit our growth and market share” in Item 1A.

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and second quarters of the year and seasonally stronger demand in the third quarter due to the federal government fiscal year end and in the fourth quarter due to commercial or corporate fiscal year end. Our consulting and education services have sometimes been negatively impacted in the third and fourth quarters of the year due to the summer and holiday seasons, which result in fewer billable hours for our consultants and fewer education classes.

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have three issued US patents and 17 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, Neutrino®, CEIC®, and Guidance Software® in the United States.

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

Employees

As of December 31, 2009, we employed approximately 350 full-time employees, including approximately 84 in research and development, 119 in selling and marketing and 42 in our Professional Services Division. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

Global market and economic conditions may adversely affect our business, results of operation and financial condition.

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic activity in the United States declined for much of 2009 and macroeconomic conditions also have deteriorated worldwide in 2009. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

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

The market for digital investigation software is new and is being developed largely through our efforts. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops. In 2009, we found that our ability to achieve our anticipated growth rate was impacted by a slow down in the global economy. If the market for such digital investigation software decreases, remains constant or grows more slowly than we anticipate, we will not be able to maintain the growth rates we experienced prior to 2009. Continued growth in the demand for our products is uncertain because of, among other things:

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

In the third quarter of 2008, we announced our intention to release a version of our EnCase® Enterprise eDiscovery software that will be billed to customers based upon the volume of data searched, collected, and processed using the software. We refer to this as our Pay-Per-Use model, and we released this software in the fourth quarter of 2008. Traditionally, our pricing model for this software has been based upon a perpetual license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met). Under this new model, revenue will be recorded as our customers use the software to search, collect and process data, not at the point in which the software is delivered. Through December 31, 2009, we signed Pay-Per-Use agreements with approximately 55 new customers, some of which generated revenue in 2009. In the event that customers in our current pipeline choose our Pay-Per-Use pricing model instead of a perpetual license model, we could see a decrease in upfront license revenue from our eDiscovery product.

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

Our future success depends in a large part upon the continued services of our executive officers and other key personnel. In particular, Shawn McCreight, our founder, Chairman and Chief Technology Officer, has been significantly responsible for the development of our products. In addition, Victor Limongelli, our President and Chief Executive Officer, is responsible for a number of our significant strategic initiatives. We are also substantially dependent on the continued services of our existing research and development personnel. We have fewer research and development employees than many competitors of comparable size due to the high degree of expertise required to work with our complex technology and our stringent hiring standards. The loss of one or more of our key employees, and in particular our research and development personnel, could seriously harm our business development, culture and strategic direction. We do not maintain key person life insurance policies on any of our executives. Any key person life insurance policy we maintain now or in the future would not be sufficient to cover the loss of any of our key personnel and any such loss could seriously harm our business and our ability to execute our business strategy. We have agreements that provide severance benefits to each of our Named Executive Officers. Our failure to retain these key employees could negatively impact our ability to execute our business strategy.

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

Computer hackers often attempt to access information, including personal information for purposes of identity theft and other criminal activity. In particular, due to the nature of our business, the products and services that we offer and the industry in which we operate, we are more likely to be the target of computer hackers who would like to undermine our ability to offer the products and services that we provide to our customers and possibly retaliate for the results or evidence that our products and services generate.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. In September 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. In April 2007, we received formal notice and service of the decree from the FTC, effectively ending the inquiry. In October 2007, we timely filed the first compliance report required by the consent decree. In October 2009, we timely complied with our biennial monitoring and reporting responsibilities required by the consent decree.

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

Although we use standardized sales agreements designed to meet current revenue recognition criteria under accounting principles generally accepted in the United States, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions and Pay-Per-Use agreements. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985-605); however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. The professional technical guidance available regarding the application of software revenue recognition is very conceptual, and silent to specific implementation matters. As a consequence of this, we have been required to make assumptions and judgments, in certain circumstances, regarding the application of software revenue recognition. Incorrect assumptions or judgments as well as changes in, or clarification to accounting interpretations, could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by accounting principles generally accepted in the United States, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

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

In addition, in order to be able to effectively execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, but primarily in selling and marketing, research and development, professional services, training and customer service. Competition in our industry for experienced and qualified personnel in these areas is extremely intense, especially for software developers with high levels of experience in designing and developing software products and sophisticated technical sales people experienced in selling our complex type of software products and selling into government agencies. In order to expand sales of EnCase® Enterprise, we may need to continue to hire highly qualified commissioned sales personnel to directly target potential EnCase® Enterprise customers. These new commissioned sales personnel require several quarters of training and experience before being able to effectively market EnCase® Enterprise, and, as a result of these hires, our sales and marketing expense may increase at a greater rate than our revenue, at least in the short term. The expense of hiring and training these commissioned sales personnel may never generate a corresponding increase in revenue. We may not be successful in attracting and retaining the necessary qualified personnel that our growth plan requires. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We also believe that a critical contribution to our successful growth prior to the recession in 2009, has been our corporate culture which fosters innovation, teamwork and excellence. As our organization grows and we are required to implement more complex organizational structures and institutional programs, we may find it difficult to maintain the beneficial aspects of our corporate culture, which could negatively affect our ability to attract and retain qualified and experienced personnel and therefore our future success in continuing to maintain our rapid growth.

Our failure to offer high quality training and to attract and retain high quality training personnel could have a material adverse effect on our sales of software applications and therefore have a negative impact on our business, financial condition and results of operations.

Our services offerings include training programs designed to instruct current and potential customers on the proper process of conducting a competent digital investigation and the most efficient operation of our products. To a significant degree, the pool of potential users of our products is created by the training services we and our partners provide. Finding qualified third-party providers of training services for our complex software products is difficult and time-consuming. If we or our partners do not effectively train our customers to properly use our software applications, or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell additional software products to existing customers in the future and could harm our reputation with potential customers of software products. As a result, our failure to attract and maintain high quality training representatives and personnel would have a material adverse effect on our sales of software applications and therefore negatively impact our business, financial condition and results of operations.

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

We have developed many of our major products, including EnCase® eDiscovery and EnCase® Information Assurance, to function as applications running on the EnCase® Enterprise platform. We created these applications using the EnScript® programming language. In order to enhance the attractiveness of EnCase® to potential customers and position EnCase® as a standard software for digital investigations, we have made available without charge the EnScript® programming language, which permits users of EnCase® to develop customized add-on features for their own or others’ use, and we have trained our customers on how to write add-on programs using the EnScript® programming language, which is similar to Java or C++. As part of this strategy, we have encouraged the development of an active community of EnScript® programmers similar to those which have emerged for other software products. While we believe widespread use of our EnScript® programming language will ultimately create demand for our products, customers in the past have developed, and may in the future develop, software for use with EnCase® using the EnScript® programming language, rather than purchasing certain of our product offerings. Losses of sales to potential customers could have a material adverse impact on our revenues and results of operations.

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

Our products are complex and are deployed in a wide variety of network environments. The proper use of our software requires extensive training of the end user and, if our software products are not used correctly or as intended, inaccurate results may be produced. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or non-customer third parties who obtain access and use of our products. Because our customers rely on our product and service offerings to manage a wide range of sensitive investigations and security functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products or our failure to properly provide consulting and implementation services to our customers may result in negative publicity or legal claims against us.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations via a global distribution and reseller channel which will increase our global reach but do so via an indirect sales model. For the years ended December 31, 2008 and 2009, we derived approximately 21% of our revenues from sales of products and services outside the United States.

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

•	the general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to export duties and quotas, trade and employment restrictions;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	US and foreign import and export laws;

•	difficulty in monitoring or effectively preventing business practices which may violate US laws including the Foreign Corrupt Practices Act;

•	fluctuations in currency exchange rates;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax, privacy and data protection laws and regulations;

•	costs and delays associated with developing software, documentation and training materials in multiple languages; and

•	political unrest, war or acts of terrorism occurring in the foreign countries in which we currently operate or intend to operate in the future.

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

As of February 24, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 46.7% of our common stock outstanding, including 45.0% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

If our prior S Corporation election was not properly made and maintained, we would be liable for federal and certain state income taxes.

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

Our corporate headquarters is located in Pasadena, California, where we lease approximately 68,590 square feet in two locations. We also lease an additional 53,065 square feet at facilities in Houston, Texas, Atlanta, Georgia, New York City, New York and near San Francisco, California, Washington, D.C., Chicago, Illinois and London, England. We also maintain small regional facilities in Brazil and Singapore. Our leases expire at various points through 2015. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach discussed in “Risk Factors—Computer hackers may damage our products, services and systems, which could cause interruptions in our service and harm to our business, and hackers could gain access to our customers’ personal information which could result in the loss of existing clients, negative publicity and legal liability.” On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. On April 9, 2007, the Company received formal notice and service of the decree, which effectively ended the inquiry. On October 9, 2007, the Company timely filed the first compliance report required by the consent decree. In October 2009, we timely complied with our biennial monitoring and reporting responsibilities required by the consent decree.

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

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$4.44	$2.57	$13.91	$8.67
Second Quarter	4.20	3.00	10.84	8.54
Third Quarter	4.95	3.45	11.43	4.50
Fourth Quarter	5.74	4.30	4.97	2.00

As of February 24, 2010, there were 22 holders of record of our common stock. On February 24, 2010, the last sale price reported on the NASDAQ Global Market for our common stock was $5.23 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. As of December 31, 2009, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld approximately 52,800 and 13,200 common shares in 2009 and 2008, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Stock Performance Graph and Cumulative Total Return

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

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The selected consolidated balance sheet data as of December 31, 2009 and 2008 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2009, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report. The selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and selected consolidated statement of operations data for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$34,068	$48,245	$44,314	$32,565	$23,138
Services and maintenance revenue	40,822	43,221	34,566	23,300	16,367

Total revenues	74,890	91,466	78,880	55,865	39,505

Cost of revenues:
Cost of product revenue	2,793	3,143	2,754	2,429	2,202
Cost of services and maintenance revenue	17,898	22,805	19,280	13,639	9,146

Total cost of revenues	20,691	25,948	22,034	16,068	11,348

Gross profit	54,199	65,518	56,846	39,797	28,157

Operating expenses:
Selling and marketing	36,475	39,714	32,964	26,238	15,691
Research and development	14,225	13,022	9,067	7,113	4,680
General and administrative	13,497	18,054	14,637	7,840	4,923
Depreciation and amortization	4,427	4,098	3,453	1,823	1,357

Total operating expenses	68,624	74,888	60,121	43,014	26,651

Operating (loss) income	(14,425)	(9,370)	(3,275)	(3,217)	1,506
Other income and expense:
Interest income	86	720	1,463	105	54
Interest expense	(10)	(49)	(107)	(91)	(81)
Other income, net	44	70	130	173	150

Total other income and expense	120	741	1,486	187	123

(Loss) income before income taxes	(14,305)	(8,629)	(1,789)	(3,030)	1,629
Income tax provision (benefit)	(380)	1,967	1,078	39	13

Net (loss) income	$(13,925)	$(10,596)	$(2,867)	$(3,069)	$1,616

Net (loss) income per share:
Basic	$(0.60)	$(0.46)	$(0.13)	$(0.16)	$0.08
Diluted	$(0.60)	$(0.46)	$(0.13)	$(0.16)	$0.08
Weighted average number of shares used in per share calculations(1):
Basic	23,093	23,160	22,600	19,530	20,412
Diluted	23,093	23,160	22,600	19,530	21,023
Pro forma net (loss) income data(2):
(Loss) income before income taxes				$(3,030)	$1,629
Pro forma provision for income taxes				39	343

Pro forma net (loss) income				$(3,069)	$1,286

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Non-Cash Share-Based Compensation Data(3):
Cost of product revenue	$23	$36	$81	$2	$—
Cost of services and maintenance revenue	1,098	1,788	818	232	—
Selling and marketing	1,992	2,923	1,332	328	—
Research and development	1,320	1,433	594	148	—
General and administrative	1,510	2,796	1,520	392	—

Total non-cash share-based compensation	$5,943	$8,976	$4,345	$1,102	$—

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,585	$36,006	$37,591	$8,041	$7,556
Total assets	$69,019	$78,844	$75,937	$59,345	$21,526
Notes payable and capital leases	$171	$163	$771	$1,430	$733
Deferred revenues	$36,088	$33,285	$27,201	$20,221	$16,319
Total stockholders’ equity (deficit)	$23,462	$33,094	$33,896	$26,689	$(1,815)

(1)	See Note 3 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(2)	In October 1998, we elected to be treated for Federal income tax purposes as an S Corporation and were exempt from paying federal income taxes. In addition, from and after the day we elected or were otherwise treated as an S Corporation for state tax purposes to the day prior to the day our status as an S Corporation was revoked, we paid or are required to pay certain state income taxes at a reduced rate. We filed an election to revoke our S Corporation status on December 11, 2006. Pro forma net (loss) income data is unaudited and reflects the income tax expense that would have been recorded had we not been exempt from paying income taxes due to our S Corporation election.
(3)	Non-cash compensation recorded in each of the four years ended December 31, 2009 relates to stock options granted to employees measured under the fair value method and, in 2007, 2008 and 2009, includes costs related to nonvested share grants. We adopted Compensation-Stock Compensation (ASC 718) topic on January 1, 2006 and as a result, did not incur non-cash compensation in the year ended December 31, 2005 (see Note 10 to the consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K.

Overview

We develop and provide the leading software solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies and digital investigators.

We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our average transaction size. We anticipate that sales of our EnCase® Enterprise products and related services, in particular our EnCase® eDiscovery and EnCase® Cybersecurity solutions, will comprise a substantial portion of our future revenues.

Important Factors Affecting Our Results of Operations

There are a number of trends that may affect our business and our industry. We have identified factors that we expect to play an important role in our future growth and profitability. Some of these trends or other factors include:

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

Summary of 2009 Results of Operations

Our total revenue for the fiscal year ended December 31, 2009 was $74.9 million, a decrease of $16.6 million, or 18%, from last fiscal year. Product revenue was $34.1 million for the fiscal year ended December 31,

2009, a decrease of $14.2 million, or 29%, from last fiscal year. Services and maintenance revenue was $40.8 million for the fiscal year ended December 31, 2009, a decrease of $2.4 million, or 6%, from last fiscal year. The decrease in our revenue was primarily due to the overall economic environment, and the resulting decreases in and/or postponements of IT spending by our customers. Sales to our government customers were also impacted by the delay in approval of the 2010 federal budget.

Our net loss for the fiscal year ended December 31, 2009 was $13.9 million, or $0.60 per share, compared to a net loss of $10.6 million, or $0.46 per share, for last fiscal year. Our profitability is primarily dependent upon revenue from sales of our software solutions. Profitability is also affected by the costs and expenses associated with developing our software. Cost of revenues decreased by $5.3 million, or 20%, in the fiscal year ended December 31, 2009 compared to the prior fiscal year. The decrease was primarily the result of cost reductions and lower sales of products. Operating expenses decreased by $6.3 million, or 8%, in 2009 as compared to 2008, due primarily to the reduction in headcount and reduced general and administrative costs.

During fiscal year 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device. We also launched EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by remediating sensitive data from unauthorized locations.

Sources of Revenue

Our sales transactions typically include the following elements: a software license fee paid for the use of our products under a perpetual license term, or for a specific term; an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; and professional services for installation, implementation, consulting and training. We derive the majority of our revenues from sales of our software products. We sell our products and services primarily through our direct sales force and in some cases we utilize resellers.

We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985-605), which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts.

	Year Ended December 31,
(Dollars in thousands)	2009	Change %	2008	Change %	2007
Product revenues:
EnCase® Enterprise	$20,964	(38)%	$33,659	5%	$32,127
EnCase® Forensic	12,314	(9)%	13,599	21%	11,225
Other	790	(20)%	987	3%	962

Total product revenues	34,068	(29)%	48,245	9%	44,314

Services and maintenance revenues:
Professional services	10,270	(26)%	13,912	13%	12,332
Training	7,793	(22)%	10,009	18%	8,514
Maintenance and other	22,759	18%	19,300	41%	13,720

Total services and maintenance revenues	40,822	(6)%	43,221	25%	34,566

Total revenues	$74,890	(18)%	$91,466	16%	$78,880

Product Revenues

We generate product revenues principally from two product categories: EnCase® Enterprise and EnCase® Forensic. In 2009, we redefined the categories that made up our product revenues. Our EnCase® Enterprise now includes perpetual licenses and Pay-Per-Use fees related to our eDiscovery, Legal Hold, Data Audit & Policy Enforcement, EnCase® Cybersecurity and OEM add-on products. EnCase® Forensic now includes revenues related to EnCase® Portable, Neutrino® mobile forensic device, Field Intelligence Model and our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. In addition, we sell third party forensic hardware as a convenience to our customers, which comprises Other product revenue. In prior years, Other had previously included OEM, Neutrino® and Field Intelligence Model. For comparability purposes, we have restated 2008 and 2007 segments as defined above; however total product revenues remains unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues decreased by $14.2 million, or 29%, for the fiscal year ended December 31, 2009 from the prior fiscal year, primarily due to a $12.7 million reduction in EnCase® Enterprise license revenues. We believe the decrease in EnCase® Enterprise license revenue was due to the depressed economic environment and the resulting negative impact on customers’ IT purchases and the delay of government deals which were contingent upon final approval of the new fiscal year 2010 federal budget. EnCase® Forensic revenue decreased by $1.3 million, or 9%, for the fiscal year ended December 31, 2009 from the prior fiscal year. The decrease in 2009 for forensic revenue is attributable to reduced spending by state and local government agencies, as well as law enforcement and other federal agencies.

Product revenues increased by $4.0 million, or 9%, in 2008 over 2007, with that growth driven by a $2.4 million revenue increase from our EnCase® Forensic product line and $1.5 million increase from our EnCase® Enterprise product line. The increase in forensic revenue is attributable to a larger number of governmental contracts completed during 2008. EnCase® Enterprise revenue grew as a result of increased market penetration and the introduction of our eDiscovery product Pay-Per-Use pricing during the second half of 2008

Services and Maintenance Revenues

Services and maintenance revenues decreased $2.4 million, or 6%, for the fiscal year ended December 31, 2009, compared to 2008 and increased $6.3 million compared to 2007. Revenue for the professional services segment decreased by $3.6 million, or 26%, compared to prior fiscal year. Professional services revenue was impacted by the reduced demand for both implementation services and eDiscovery services as a result of the decline in sales compared to the prior years. Training services revenue decreased by $2.2 million, or 22%, for the fiscal year ended December 31, 2009, compared to the prior fiscal year, due to reductions in our customers’ travel and training budgets during the economic downturn. Maintenance and other revenue increased by $3.5 million, or 18%, for the fiscal year ended December 31, 2009 compared to 2008, and $9.0 million compared to 2007, as a result of the overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2009	Change %	2008	Change %	2007
Cost of product revenues	$2,793	(11)%	$3,143	14%	$2,754

Cost of services and maintenance revenues:
Professional services	10,068	(29)%	14,121	19%	11,831
Training	5,465	(12)%	6,193	11%	5,564
Maintenance and other	2,365	(5)%	2,491	32%	1,885

Total cost of services and maintenance revenues	17,898	(22)%	22,805	18%	19,280

Total cost of revenues	$20,691	(20)%	$25,948	18%	$22,034

Share-based compensation included above:
Cost of product revenues	$23		$36		$81

Cost of services and maintenance revenues	$1,098		$1,788		$818

Gross Margin Percentage
Products	91.8%		93.5%		93.8%

Services and maintenance	56.2%		47.2%		44.2%

Total	72.4%		71.6%		72.1%

Cost of Product Revenues

Cost of software product revenues consists principally of the cost of producing and distributing our software, including the cost of compact discs, packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses. While these costs are primarily variable with respect to sales volumes, they remain very low in relation to the revenues generated and result in higher gross margins than our services and training businesses. Our gross margins can be affected by product mix, as our EnCase® Enterprise products are generally higher margin products than our EnCase® Forensic products.

Cost of product revenues decreased by $0.3 million, or 11%, for the fiscal year ended December 31, 2009, compared to 2008, and remained flat with 2007. The decrease in 2009 was a result of reduced custom duty and shipping costs due to electronic delivery of product and reduced cost of printed materials. Product gross margin decreased slightly to 91.8% in 2009 from 93.5% in 2008 due to the introduction of EnCase® Portable and a higher mix of forensic versus enterprise sales.

Cost of Services and Maintenance Revenues

The costs of professional services and training revenues are largely comprised of employee compensation, including share-based compensation, related overhead expenses, and travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation costs for customer technical support and related overhead costs.

Total cost of services and maintenance revenues decreased by $4.9 million, or 22%, for the fiscal year ended December 31, 2009, compared to 2008, and $1.4 million, or 7%, compared to 2007. This reduction in cost of services and maintenance revenues is due to an overall decline in services and maintenance revenues and lower headcount. In 2009, we reduced headcount in our professional services division which increased gross margins. In 2008, headcount and related expenses of our professional services division were higher which resulted in lower gross margins.

Overall, services and maintenance gross margin increased to 56.2% from 47.2% in 2008, and 44.2% in 2007. The year-over-year increase in maintenance revenues has resulted in a higher mix of maintenance revenues when compared to total revenues increasing from 17.4% in 2007 to 21.1% in 2008 and 30.4% in 2009. The gross margin on maintenance and other revenue increased to 90% from approximately 86%–87% in the prior two years due to continued high renewal rates with our existing customer base and lower costs associated with maintenance renewals.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2009	Change %	2008	Change %	2007
Selling and marketing expenses	$36,475	(8)%	$39,714	20%	$32,964

Research and development expenses	$14,225	9%	$13,022	44%	$9,067

General and administrative expenses	$13,497	(25)%	$18,054	23%	$14,637

Depreciation and amortization expense	$4,427	8%	$4,098	19%	$3,453

As a percent of revenue:
Selling and marketing expenses	48.7%		43.4%		41.8%

Research and development expenses	19.0%		14.2%		11.5%

General and administrative expenses	18.0%		19.7%		18.6%

Depreciation and amortization expense	5.9%		4.5%		4.4%

Share-Based Compensation Included Above:
Selling and marketing expenses	$1,992		$2,923		$1,332

Research and development expenses	$1,320		$1,433		$594

General and administrative expenses	$1,510		$2,796		$1,520

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, and our consulting, maintenance and implementation services are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between when we experience increased selling and marketing expenses and when we recognize a portion of the corresponding revenue. We employed approximately 119 sales and marketing personnel at the end of 2009, 150 at the end of 2008 and 135 at the end of 2007.

Selling and marketing expenses in 2009 decreased $3.2 million, or 8%, compared to 2008, and increased $3.5 million, or 11%, compared to 2007. The change in expense is a result of the fluctuations in headcount year over year, as well as the variability in sales commission expense associated with the increase or decrease in product revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 84 in 2009 from 75 in 2008 and 55 in 2007.

Research and development expenses increased $1.2 million, or 9%, for the fiscal year ended December 31, 2009, compared to 2008, and increased $5.2, or 57%, compared to 2007. The higher expenses were driven primarily by increases in headcount and other employee-related expenses and the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, other corporate expenses and related overhead. As a result of process efficiencies and automation, we decreased the number of general and administrative personnel that we employ to 61 in 2009 from 73 in 2008, and remained comparable to headcount levels in 2007.

General and administrative expenses decreased by $4.6 million, or 25%, for the fiscal year ended December 31, 2009 compared to 2008, and $1.1 million, or 8%, compared to 2007. The decline was attributable to lower headcount and related expenses, reduction in legal expenses, audit, tax and Sarbanes-Oxley costs due to the implementation of a new ERP system and lower bad debt expense compared to the prior fiscal year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. In 2009, 2008 and 2007, we invested $2.6 million, $6.0 million and $8.6 million, respectively, in capital equipment and leasehold improvements, resulting in significant increases in depreciation and amortization expense. Depreciation and amortization expense in 2009 increased $0.3 million, or 8%, compared to 2008, and $1.0 million, or 28%, compared to 2007, primarily due to the implementation of our new enterprise resource planning (ERP) system that was implemented in the first quarter of 2009.

Other Income and Expense

Other income and expense consists of interest income, interest expense and other income (expense), net. Interest income consists of interest earned on cash and cash equivalents balances. Other income (expense), net consists of gains and losses on the disposal of fixed assets and other miscellaneous income and expense items. In 2009, interest income decreased by $0.6 million, or 88%, compared to 2008, and $1.4 million, or 94%, compared to 2007. The decrease was due primarily to lower market rates earned on our cash and cash equivalents compared to prior years.

Income Tax Provision (Benefit)

The effective tax rate in years 2009, 2008 and 2007 was 2.6%, (22.8)% and (60.3)%, respectively. The effective tax rate in 2009 differed from the federal statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges not deductible for tax, and the impact of providing a valuation allowance against deferred tax assets. The effective tax rates in 2008 and 2007 differed from the federal statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges and the valuation allowance against deferred tax assets. See Note 5 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of December 31, 2009, we had $36.6 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $5.0 million in 2009, compared with net cash provided by operations of $4.2 million in 2008, and $8.5 million in 2007. The increase in cash provided by operations was primarily a result of an $8.3 million decrease in accounts receivable in 2009, compared to a $5.3 million increase in accounts receivable in 2008 and a $4.5 million increase in 2007. Also impacting the cash provided by operations was an increase in depreciation and amortization, offset by a lower increase in deferred revenue, lower share-based compensation and a larger loss in 2009 as compared to 2008. The decrease in accounts receivable was due primarily to lower sales and higher cash collections in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The first and fourth quarters of our fiscal year are our strongest quarters for cash collections, a consequence of the higher sales volumes typically experienced in the third and fourth quarters.

Net cash used by investing activities decreased to $2.6 million in 2009 from $6.0 million in 2008 due to a decrease in capital expenditures in 2009. Capital expenditures during 2008 included the purchase of our new ERP system. In 2007, investing activities resulted in a $16.1 million use of cash due to the maturities of short term investments. We presently expect capital expenditures to be between $1.3 million to $2.3 million in 2010, which we expect to fund from operating cash flows.

Net cash used by financing activities was $1.8 million in 2009, compared to cash provided by financing activities of $0.2 million in 2008 and $4.9 million in 2007. Cash used by financing activities in 2009 included $1.8 million of repurchases and withholdings of common stock, lower proceeds from stock option exercises and lower principal payments on our capital lease obligations compared to 2008 and 2007.

We maintain a $3.0 million revolving line of credit with a bank, which expires on April 30, 2010. Borrowings under this line of credit would be collateralized by substantially all our assets. At December 31, 2009, there were no amounts outstanding under this line of credit. We maintain a $3.0 million revolving line of credit with a bank, which expires on April 30, 2010. Borrowings under this line of credit would be collateralized by substantially all our assets. At December 31, 2009, there were no amounts outstanding under this line of credit. The line requires that we maintain certain financial covenants, and at June 30, 2009 we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of the covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. At December 31, 2009, we were in compliance with the covenants associated with the revolving line of credit.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At December 31, 2009, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$175	$78	$90	$7	$—
Non-cancelable operating lease obligations	$14,539	$3,674	$6,922	$3,943	$—
Purchase obligations	$642	$642	$—	$—	$—

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services and the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations, or the availability of cash under our line of credit, are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us, or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock. Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price. Repurchased shares are held in Treasury Stock and have not been retired. As of December 31, 2009, we had approximately $6.2 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld approximately 52,800 and 13,200 common shares in 2009 and 2008, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below and in Note 2 to our Consolidated Financial Statements, included herein at Item 8, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the twelve months ended December 31, 2009.

Revenue Recognition

We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) Software Industry- Revenue Recognition topic (ASC 985-605). While the standard governs the basis for revenue recognition, in applying our revenue recognition policy we must determine which portions of our revenue should be recognized currently and which portions, if any, should be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is probable, as follows:

•

Persuasive evidence of an arrangement: If we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer, we consider that as evidence of an arrangement.

•	Delivery: We deem delivery of products to have occurred when the title and risk of ownership have passed to the buyer. Services revenue is recognized as services are performed.

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

Product Revenue. The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

•

EnCase® Enterprise, EnCase® eDiscovery, and related products: License revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements for which we have vendor-specific objective evidence (“VSOE”) of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

•

EnCase® Forensic: License revenue from corporate customers, exclusive of amounts allocated to maintenance, for which we have VSOE of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Because maintenance is included at no additional cost in governmental Forensic arrangements, VSOE of fair value for the maintenance element for governmental customers is indeterminable, so we allocate governmental Forensic product, services and maintenance revenue ratably over the longer of the contractual maintenance period (12 months) or the implied maintenance period (typically, the longer of 12 months or product life) based on estimated fair values of the various components.

•

Premium License Support Program Solutions: The Premium License Support Program is a subscription arrangement entitling customers to receive unspecified future products and post-contract customer support for a period of several years. Revenue resulting from Premium License Support Program arrangements is recognized ratably over the contractual period beginning with the delivery of the first product.

•

EnCase® Neutrino®: Our mobile device investigative solution is sold to Forensic customers with a related subscription covering future adapters for newly issued cell phones. Revenue is recognized over the related subscription period. For Enterprise customers, EnCase® Neutrino® revenue is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Standard maintenance is charged to entitle customers to future cell phone adapters on an if-and-when available basis.

•	Hardware: Revenue associated with the sale of hardware is recognized upon shipment to the customer, provided that all other criteria for revenue recognition have been met.

Services and Maintenance Revenue. Services and maintenance revenue consists of professional services, training, and maintenance. Revenue from such services is generally recognized as the services are provided. Training revenues are either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenue is recognized ratably over the annual period. We refer to revenue related to technical product support and software updates on a when-and-if available basis as maintenance revenue, which is recognized ratably over the applicable contractual period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in each arrangement. We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee, is comparable to the normal pricing for maintenance-only renewals. Substantially all of our customers purchase maintenance support when they acquire new software licenses and substantially all renew their maintenance support contracts annually or otherwise.

Share-Based Compensation

Effective January 1, 2006, we adopted the Compensation-Stock Compensation (ASC 718) topic and recognize share-based compensation expense for all share-based awards granted. Prior to the adoption of Compensation- Stock Compensation, we used the minimum-value method for disclosure purposes. Since all options granted prior to January 1, 2006 were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, no share-based compensation for stock options was recorded in the accompanying financial statements prior to 2006 and we are not required to record compensation expense for stock options granted prior to January 1, 2006 unless the terms of those options are subsequently modified. Since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006 using the prospective transition method. Under that transition method, results for prior periods have not been restated.

With the exception of one option granted in December 2007 with market-based vesting conditions, which is discussed further in Note 10 to our Consolidated Financial Statements, we use the Black-Scholes option pricing model to determine the grant date fair value of share-based payments and recognize that cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period. The determination of the grant date fair value of share-based awards using that model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated number of years that we expect employees to hold their stock options (the option “term”) and our expected stock price volatility, risk-free interest rates and dividends to be paid on our stock over that term.

The expected term (life) of stock option awards has been calculated using the “simplified method” because we lack sufficient historical data to provide a reasonable basis to estimate the expected term. We lack this historical data because of two factors: first, our 2004 Equity Incentive Plan (the “Plan”) was adopted in 2004 and we do not have a sufficient history of exercises and forfeitures over the typical 10-year life of our awards to predict future option holder behavior, which is critical in estimating an expected term for our options, and, second, we believe that our December 2006 initial public offering has likely changed the historical patterns that were experienced during the brief period of time from the Plan’s adoption to our initial public offering. The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate used in option valuation is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent expected terms. We use a dividend yield of zero in the Black-Scholes model, as we have no intention to pay any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation also requires that we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed.

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations. As of December 31, 2009, there was $15.0 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.8 years. We expect to record approximately $5.0 million in share-based compensation in 2010 related to options and restricted stock awards outstanding at December 31, 2009. See Note 10 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

Accounting for Income Taxes

In preparing our consolidated financial statements, we estimate our income tax liability in each of the foreign and domestic jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of audits conducted by foreign and domestic tax authorities. Reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities will be established if necessary. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

On January 1, 2007, we adopted the accounting for uncertainty in income taxes which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The standard also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies.

Commitments and Contingencies

We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of Contingencies (ASC 450). If management determines that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, we record an accrued liability and an expense for the estimated loss. If no accrual is made for a loss contingency because one or both of the conditions pursuant to Contingencies are not met, but the probability of an adverse outcome is at least reasonably possible, we would disclose the nature of the contingency, if material, and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Recent Accounting Pronouncements

Business Combinations (ASC 805): In January 2009, the Company adopted Business Combinations changing the method of applying the acquisition method in a number of significant aspects. The standard also amends Income Taxes (ASC 740), such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of Business Combinations would also apply the provisions of Business Combinations. Effective on a prospective basis for all acquisitions on or after January 1, 2009, the Company had adopted this guidance with no material impact to our consolidated financial statements. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, Business Combinations may significantly impact the Company’s consolidated financial statements resulting in generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

Fair Value Measurements and Disclosures (ASC 820): In April 2009, the Financial Accounting Standards Board (FASB) provided additional guidance in Fair Value Measurements and Disclosures for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sales) between market participants at the measurement date under current market conditions. Effective for interim and annual reporting periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures—“Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to our consolidated financial statements.

In September 2009, an update was made to Fair Value Measurements and Disclosures—“Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. Effective for interim and annual periods ending after December 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Subsequent Events (ASC 855): In May 2009, the FASB issued Subsequent Events establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent Events sets forth the period after the balance sheet date that entities should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Accounting Standards Codification (ASC): In June 2009, the FASB issued Statement No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental US generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. Effective for interim and annual periods ending after September 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements. References to various accounting pronouncements in the notes to our consolidated financial statements have been updated to reflect the codification references.

Revenue Recognition (ASC 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

Consolidations (ASC 810): In December 2009, the FASB issued the Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities update changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The update also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement that affects the reporting entity’s financial statements. Effective January 1, 2010 for companies on a calendar-year basis, the Company has adopted this guidance with no material impact to our consolidated financial statements.

In January 2010, the FASB issued the Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification update clarifying the scope of a decrease in ownership of a subsidiary and requiring additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. Effective upon issuance and to be applied retrospectively if a decrease in ownership of a subsidiary occurred, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Equity and Earnings Per Share (ASC 505 and 260): In January 2010, the FASB issued the Accounting for Distributions to Shareholders with Components of Stock and Cash update clarifying that entities should account for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value (with a potential limitation on the total amount of cash) as a share issuance that is reflected in earnings per share prospectively. This update eliminates the diversity in practice of entities reporting the distribution as a new share issuances while others reporting as a stock dividend. Effective for interim and annual periods ending after December 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee of the Board of Directors has pre-approved all non-audit services including tax compliance services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in the financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates, interest rates and credit risk. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk. To date, substantially all of our international sales have been denominated in US dollars, and therefore, the majority of our revenues are not subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, but historically have had relatively little impact on our operating results and cash flows. A strengthening of the dollar could make our products and services less competitive in foreign markets and therefore could reduce our revenues. In the future, an increased portion of our revenues and costs may be denominated in foreign currencies. We do not enter into derivative instrument transactions for trading or speculative purposes.

Interest Rate Risk. Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2009, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls—Integrated Framework. Based on the results of this assessment, management (including our President and Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009, issued by our independent registered public accounting firm, Deloitte & Touche LLP, appears on page F-2 of our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)

4.1(1)	Investor’s Rights Agreement, dated as of September 26, 2003, by and between Guidance Software, Inc. and Matthew Healey. (Exhibit 4.1)

10.1(1)	Restated Lease Agreement, dated as of April 1, 2003, by and between Guidance Software, Inc. and The Walnut Plaza. (Exhibit 10.1)

10.2(2)	Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.3) #

10.3	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. #

10.4(4)	Employment Agreement, dated December 6, 2007, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 99.2) #

10.5(5)	First Amendment to Employment Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.8) #

10.6(5)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #

10.7(5)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #

Exhibit Number	Description of Documents
10.8(5)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #

10.9(5)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #

10.10(6)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #

10.11(5)	Amended and Restated Credit Agreement dated as of May 1, 2007, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.13)

10.12(2)	Form of Tax Matters Agreement. (Exhibit 10.10)

10.13	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc. *

10.14(2)	Form of Indemnification Agreement. (Exhibit 10.13)

10.15(3)	Form of First Amended and Restated 2004 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.14)

10.16(7)	First Amendment to Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.20) #

10.17(7)	Second Amendment to Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.21) #

10.18(8)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #

10.19(8)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #

10.20(9)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #

10.21	Form of First Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. #

10.22	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. #

10.23	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. #

10.24	Employment Agreement dated November 3, 2006 by and between Guidance Software, Inc. and Larry A. Gill. #

10.25(7)	Second Amendment to Amended and Restated Credit Agreement dated as of July 22, 2009, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.22)

21.1(10)	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

(1)	Incorporated by reference to Guidance Software Inc.’s Form S-1 Registration Statement (File No. 333-137381) filed September 15, 2006.

(2)	Incorporated by reference to Amendment No. 4 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed November 22, 2006.
(3)	Incorporated by reference to Amendment No. 6 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed December 8, 2006.
(4)	Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated December 6, 2007 and filed December 7, 2007.
(5)	Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2007.
(6)	Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated and filed on August 7, 2008.
(7)	Incorporated by reference to Guidance Software Inc.’s Form 10-Q for the quarterly period ended June 30, 2009.
(8)	Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated and filed on November 13, 2009.
(9)	Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated November 20, 2009 and filed on November 24, 2009.
(10)	Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2008.
#	Indicates management contract or compensatory plan.
*	Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2008. Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
†	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Guidance Software, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Guidance Software, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidance Software, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2010

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,585	$36,006
Trade receivables, net of allowance for doubtful accounts of $1,000 and $1,641, respectively	16,932	24,993
Prepaid expenses, inventory and other current assets	2,233	2,356

Total current assets	55,750	63,355

Long-term assets:
Property and equipment, net	12,835	15,041
Other assets	434	448

Total long-term assets	13,269	15,489

Total assets	$69,019	$78,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,226	$3,826
Accrued liabilities	4,143	5,953
Capital lease obligations	75	115
Deferred revenues	32,336	30,004

Total current liabilities	39,780	39,898

Long-term liabilities:
Rent incentives	1,929	2,523
Capital lease obligations	96	48
Deferred revenues	3,752	3,281

Total long-term liabilities	5,777	5,852

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,506,000 and 23,298,000 shares issued, respectively; 22,975,000 and 23,255,000 shares outstanding, respectively	23	23
Additional paid-in capital	62,683	56,622
Treasury stock, at cost, 531,000 and 56,000 shares, respectively	(2,080)	(312)
Accumulated deficit	(37,164)	(23,239)

Total stockholders’ equity	23,462	33,094

Total liabilities and stockholders’ equity	$69,019	$78,844

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product revenue	$34,068	$48,245	$44,314
Services and maintenance revenue	40,822	43,221	34,566

Total revenues	74,890	91,466	78,880

Cost of revenues:
Cost of product revenue	2,793	3,143	2,754
Cost of services and maintenance revenue	17,898	22,805	19,280

Total cost of revenues	20,691	25,948	22,034

Gross profit	54,199	65,518	56,846

Operating expenses:
Selling and marketing	36,475	39,714	32,964
Research and development	14,225	13,022	9,067
General and administrative	13,497	18,054	14,637
Depreciation and amortization	4,427	4,098	3,453

Total operating expenses	68,624	74,888	60,121

Operating loss	(14,425)	(9,370)	(3,275)

Other income and expense:
Interest income	86	720	1,463
Interest expense	(10)	(49)	(107)
Other income, net	44	70	130

Total other income and expense	120	741	1,486

Loss before income taxes	(14,305)	(8,629)	(1,789)
Income tax provision (benefit)	(380)	1,967	1,078

Net loss	$(13,925)	$(10,596)	$(2,867)

Net loss per common share—basic	$(0.60)	$(0.46)	$(0.13)
Net loss per common share—diluted	$(0.60)	$(0.46)	$(0.13)

Shares used in the calculation of net loss per common share—basic	23,093	23,160	22,600
Shares used in the calculation of net loss per common share—diluted	23,093	23,160	22,600

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007, 2008 and 2009

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2006	22,167	$22	$36,330	—	$—	$(17)	$(9,646)	$26,689
Share-based compensation	40	—	4,345	—	—	—	—	4,345
Exercise of stock options	803	1	3,970	—	—	—	—	3,971
Excess tax benefit from share-based compensation	—	—	2,113	—	—	—	—	2,113
2006 public offering issuance costs	—	—	(242)	—	—	—	—	(242)
Adoption of uncertainty in income taxes	—	—	—	—	—	—	(130)	(130)
Realized gain on marketable debt securities, net of tax	—	—	—	—	—	17	—	17
2007 net loss	—	—	—	—	—	—	(2,867)	(2,867)

Balances at December 31, 2007	23,010	23	46,516	—	—	—	(12,643)	33,896
Share-based compensation	—	—	8,976	—	—	—	—	8,976
Exercise of stock options	205	—	962	—	—	—	—	962
Vesting of restricted stock awards	96	—	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	168	—	—	—	—	168
Common stock repurchased or withheld	(56)	—	—	56	(312)	—	—	(312)
2008 net loss	—	—	—	—	—	—	(10,596)	(10,596)

Balances at December 31, 2008	23,255	23	56,622	56	(312)	—	(23,239)	33,094
Share-based compensation	—	—	5,943	—	—	—	—	5,943
Exercise of stock options	27	—	118	—	—	—	—	118
Vesting of restricted stock awards	168	—	—	—	—	—	—	—
Common stock repurchased or withheld	(475)	—	—	475	(1,768)	—	—	(1,768)
2009 net loss	—	—	—	—	—	—	(13,925)	(13,925)

Balances at December 31, 2009	22,975	$23	$62,683	531	$(2,080)	$—	$(37,164)	$23,462

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net loss	$(13,925)	$(10,596)	$(2,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,427	4,098	3,453
Provision (benefit) for doubtful accounts	(252)	1,407	947
Share-based compensation	5,943	8,976	4,345
Excess tax benefit from share-based compensation	—	(168)	(2,113)
Deferred taxes	—	1,386	(1,386)
Loss on disposal of property and equipment	1	90	152
Changes in operating assets and liabilities:
Trade receivables	8,313	(5,307)	(4,527)
Prepaid expenses, inventory and other current assets	137	548	(156)
Accounts payable	(86)	(1,503)	(1,313)
Accrued liabilities	(2,402)	(830)	5,006
Deferred revenues	2,803	6,084	6,980

Net cash provided by operating activities	4,959	4,185	8,521

Investing Activities:
Purchase of marketable debt securities	—	(9,947)	(49,386)
Sale of marketable debt securities	—	9,947	74,097
Purchase of property and equipment	(2,576)	(5,980)	(8,627)
Proceeds from sale of property and equipment	6	—	—

Net cash (used in) provided by investing activities	(2,570)	(5,980)	16,084

Financing Activities:
Proceeds from the exercise of stock options	118	962	3,971
Repurchases of common stock	(1,768)	(312)	—
Principal payments on capital lease obligations	(160)	(608)	(897)
Excess tax benefit from share-based compensation	—	168	2,113
Cash paid for offering expenses related to IPO in 2006	—	—	(242)

Net cash (used in) provided by financing activities	(1,810)	210	4,945

Net increase (decrease) in cash and cash equivalents	579	(1,585)	29,550
Cash and cash equivalents, beginning of year	36,006	37,591	8,041

Cash and cash equivalents, end of year	$36,585	$36,006	$37,591

Supplemental disclosures of cash flow information:
Interest expense paid	$6	$44	$74
Income taxes paid	$234	$532	$227
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$219	$734	$414
Property and equipment acquired under capital leases	$168	$—	$238
Rent incentives	$—	$—	$940
Recognition of uncertain tax liabilities	$—	$—	$130

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

Note 2.    Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

We invest excess cash in money market funds and highly liquid debt instruments of the US government and its agencies. Highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash and cash equivalents.

Short-Term Investments

We account for our short-term investments, generally in marketable debt securities, in accordance with Investments—Debt and Equity Securities (ASC 320). We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. Typically, our short-term investments have been classified and accounted for as available for sale. These securities are carried at fair value, based on market quotes, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income as a component of stockholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method and are reflected as a component of other expense. We did not have short-term investments as of December 31, 2009 and 2008.

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

Property and Equipment

The cost of property and equipment, less applicable estimated residual values, is depreciated over the shorter of their estimated useful lives or the life of the lease (if applicable), on the straight-line method, from the date the specific asset is completed, installed, and ready for use, as follows:

Estimated Useful Life
Leasehold improvements	Shorter of life of asset or lease term
Furniture and office equipment	5 years
Computer hardware and software	2-7 years

Also included in property and equipment is software maintained for internal use. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to seven years.

Impairment of Long-Lived Assets

We review our long-lived assets in accordance with Property, Plant and Equipment (ASC 360). Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, we have not determined that any of our long-lived assets have been impaired.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At December 31, 2009, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $36.1 million as of December 31, 2009. At December 31, 2009, all of our cash equivalents consisted of financial institution and US governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase® Enterprise and EnCase® Forensic software products. These proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate. Revenue associated with the sale of software licenses is referred to as product revenue and revenue associated with maintenance services is referred to as maintenance revenue. We also generate revenues from training courses and implementation and consulting services, in which we assist customers with the performance of digital investigations and train their IT professionals in the use of our software products, which we collectively refer to as services revenue. To a lesser extent, we also generate revenues from the sale of our Premium License Support Program (“PLSP”), Neutrino® product and EnCase® Portable, which are also included in product revenues.

We recognize revenue in accordance with the Accounting Standards Codification (ASC) Software Industry- Revenue Recognition topic (ASC 985-605). While the standard governs the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product revenue and services and maintenance revenue, as well as the amount of deferred revenue to be recognized in each accounting period.

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

•

EnCase® Forensic Solutions: Revenue from corporate customers, exclusive of amounts allocated to maintenance, for which we have VSOE of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met. We allocate Forensic product, services and maintenance revenue to government customers ratably over the longer of the contractual maintenance period (12 months) or the implied maintenance period (typically, the longer of 12 months or product life) because VSOE of fair value of the maintenance element for governmental customers does not exist.

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

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of delivery of products and services associated with the sale of our EnCase® Forensic product offerings and service offerings. Deferred revenue also includes revenue related to undelivered elements that may or may not have been sold in conjunction with the sale of the EnCase® Enterprise product for which VSOE of the undelivered elements exists.

Research and Development

We maintain a research and development staff to develop new products and enhance or maintain existing products. In accordance with Software Industry—Costs of Software to Be Sold, Leased, or Marketed (ASC 985-20) software costs are expensed as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. To date, we have expensed all software development costs because the establishment of technological feasibility of products and their availability for sale has substantially coincided.

Commissions

We record sales commissions as earned, which is generally when the related revenue is recognized as described above.

Leases

We lease office facilities under operating leases and certain equipment under capital leases, and account for those leases in accordance with Leases (ASC 840). For operating leases that contain rent escalation or rent concession provisions, the total rent expense during the lease term is recorded on a straight-line basis over the term of the lease, with the difference between rent payments and the straight-line rent expense recorded as rent incentives in the accompanying consolidated balance sheets.

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

On January 1, 2007, we adopted accounting for uncertainty in income taxes in accordance with Income Taxes, which requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The standard also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The impact of our adoption is more fully discussed in Note 5.

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. We incurred approximately

$31,000 and $500,000 of net foreign exchange losses in the years 2009 and 2008, respectively. In 2009, the US dollar weakened significantly against certain foreign currencies in which we had assets denominated, resulting in a more favorable exchange rate loss in comparison to 2008.

Commitments and Contingencies

We periodically evaluate all pending or threatened litigation and contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. In so doing, we assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of Contingency (ASC 450). If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions are not met, but the probability of an adverse outcome is at least reasonably possible, we disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Recent Accounting Pronouncements

Business Combinations (ASC 805): In January 2009, the Company adopted Business Combinations changing the method of applying the acquisition method in a number of significant aspects. The standard also amends Income Taxes (ASC 740), such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of Business Combinations would also apply the provisions of Business Combinations. Effective on a prospective basis for all acquisitions on or after January 1, 2009, the Company had adopted this guidance with no material impact to our consolidated financial statements.

Fair Value Measurements and Disclosures (ASC 820): In April 2009, the Financial Accounting Standards Board (FASB) provided additional guidance in Fair Value Measurements and Disclosures for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sales) between market participants at the measurement date under current market conditions. Effective for interim and annual reporting periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures—“Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to our consolidated financial statements.

In September 2009, an update was made to Fair Value Measurements and Disclosures—“Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. Effective for interim and annual periods ending after December 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Subsequent Events (ASC 855): In May 2009, the FASB issued Subsequent Events establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent Events sets forth the period after the balance sheet date that entities should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Accounting Standards Codification (ASC): In June 2009, the FASB issued Statement No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental US generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. Effective for interim and annual periods ending after September 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements. References to various accounting pronouncements in the notes to our consolidated financial statements have been updated to reflect the codification references.

Revenue Recognition (ASC 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

Consolidations (ASC 810): In December 2009, the FASB issued the Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities update changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The update also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement that affects the reporting entity’s financial statements. Effective January 1, 2010 for companies on a calendar-year basis, the Company has adopted this guidance with no material impact to our consolidated financial statements.

In January 2010, the FASB issued the Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification update clarifying the scope of a decrease in ownership of a subsidiary and requiring additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. Effective upon issuance and to be applied retrospectively if a decrease in ownership of a subsidiary occurred, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Equity and Earnings Per Share (ASC 505 and 260): In January 2010, the FASB issued the Accounting for Distributions to Shareholders with Components of Stock and Cash update clarifying that entities should account for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value (with a potential limitation on the total amount of cash) as a share issuance that is reflected in earnings per share prospectively. This update eliminates the diversity in practice of entities reporting the distribution as a new share issuances while others reporting as a stock dividend. Effective for interim and annual periods ending after December 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Note 3.    Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Net loss	$(13,925)	$(10,596)	$(2,867)

Denominator:
Basic weighted average shares outstanding	23,093	23,160	22,600
Effect of dilutive share-based awards	—	—	—

Diluted weighted average shares outstanding	23,093	23,160	22,600

Net loss per share:
Basic	$(0.60)	$(0.46)	$(0.13)

Diluted	$(0.60)	$(0.46)	$(0.13)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 4,828,000, 4,897,000 and 5,052,000 shares as of December 31, 2009, 2008 and 2007, respectively.

Note 4.    Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2009	2008
	(in thousands)
Leasehold improvements	$7,519	$7,490
Computer hardware and software	14,185	7,455
Office equipment and furniture	2,904	2,891
Leased computers and office equipment	727	1,036
Assets not yet placed in service	744	5,495

	26,079	24,367
Accumulated depreciation and amortization	(13,244)	(9,326)

Property and equipment, net	$12,835	$15,041

Depreciation and amortization expense related to property and equipment was $4,427,000, $4,098,000 and $3,453,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 5.    Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$(419)	$329	$2,062
State	31	79	287
Foreign	8	173	115

	(380)	581	2,464

Deferred:
Federal	—	1,054	(1,054)
State	—	332	(332)

	—	1,386	(1,386)

	$(380)	$1,967	$1,078

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Federal income tax benefit at statutory rate	$(4,864)	$(2,934)	$(608)
State income taxes, net of federal benefit	(733)	(349)	(218)
Foreign income taxes, net of federal benefit	(26)	139	76
Nondeductible share-based compensation	1,002	1,677	786
Change in valuation allowance affecting income tax expense	4,582	3,430	1,230
Research and development tax credits	(367)	(232)	(365)
Nondeductible meal and entertainment expense	97	131	114
Other, net	(71)	105	63

	$(380)	$1,967	$1,078

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,758	$2,097
Deferred revenues	2, 838	2,669
Share-based compensation	2,816	1,936
Tax credits	1,631	807
Net operating losses	3,474	—
Depreciable assets	—	113

Total deferred tax assets	12,517	7,622

Deferred tax liabilities:
Prepaid expenses	—	(121)
Depreciable assets	(569)	—

Net deferred tax assets prior to valuation allowance	11,948	7,501

Valuation allowance	(11,948)	(7,501)

Net deferred tax assets	$—	$—

The valuation allowance at December 31, 2009 is $11.9 million. We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

At December 31, 2009, we have federal and state research and development tax credit carryforwards of approximately $1.0 million and $0.6 million, respectively. The federal tax credits begin to expire in 2026. The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2009, our federal and state net operating loss carryforwards for income tax purposes are approximately $9.0 million and $9.1 million, respectively, which expire through 2029.

We file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. A reconciliation of our total unrecognized tax benefits at December 31, 2008 and 2009 follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$13	$13	$130
Additions based on tax positions in the current period	—	—	—
Additions based on tax positions in prior periods	—	—	—
Reductions based on tax positions in prior periods	—	—	(117)
Settlements	—	—	—
Expiration of statutes	(13)	—	—

Balance at end of year	$—	$13	$13

During 2009, our liability for uncertain position was reduced to zero as a result of the expiration of the statute of limitation in the particular filing jurisdiction. We do not expect there to be any material changes to our assessment of uncertain tax positions over the next twelve months. We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our tax years 2006 through 2008 remains open for US purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

The liability for uncertain tax positions is recorded in accrued expenses in our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. During 2009, 2008 and 2007, amounts accrued or paid for interest and penalties were insignificant.

Note 6.    Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank which expires on April 30, 2010. Borrowings under this line of credit would be collateralized by substantially all our assets. The line requires that we maintain certain financial covenants, and at June 30, 2009, we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of this covenant for the period ended June 30, 2009. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.

As of December 31, 2009, we were in compliance with the covenants associated with the revolving line of credit. There were no amounts outstanding under this line of credit at December 31, 2009 or 2008.

Note 7.    Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases (Note 8).

Note 8.    Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2015. The Company also subleases certain facilities under non-cancellable operating leases. The present value of the remaining future minimum lease payments under capital leases is recorded in the consolidated balance sheets. The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Net Future Minimum Lease Payments
2010	$78	$3,674	$3,752
2011	54	3,772	3,826
2012	36	3,150	3,186
2013	7	2,442	2,449
2014	—	827	827
Thereafter	—	674	674

Total	$175	$14,539	$14,714

Less amounts representing interest (2.5%—8.0%)	(4)

	$171

Rent expense related to operating leases for 2009, 2008 and 2007 was $3,827,000, $4,265,000 and $4,110,000, respectively. Sublease rental income was approximately $131,000, $220,000 and $125,000 in 2009, 2008 and 2007, respectively. Substantially all of the capital leases and one operating lease are guaranteed by certain stockholders of the Company.

Note 9.    Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock were initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and stock purchase rights for restricted stock. The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved the First Amended and Restated 2004 Equity Incentive Plan (the “First Amended and Restated Plan”), which amended and restated the Plan in its entirety, and provided for increases in the number of shares available for issuance by an additional 1,127,000 shares on May 3, 2006, and an additional 828,000 shares on each of January 1, 2007, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, our stockholders approved an amendment to the First Amended and Restated Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009. Employees, officers, consultants and directors are eligible to receive awards under the First Amended and Restated Plan, which is generally administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions of each grant.

At December 31, 2009, approximately 1,060,000 shares remain available for grant as options or restricted stock awards under the First Amended and Restated Plan.

Stock Options

The terms of the options granted under the First Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,904,000	$6.26	8.4	$36,327,000
Granted	1,957,000	12.95
Exercised	(803,000)	4.95
Forfeited or expired	(505,000)	8.62

Outstanding, December 31, 2007	4,553,000	$9.11	8.4	$22,297,000
Granted	491,000	8.55
Exercised	(205,000)	4.93
Forfeited or expired	(698,000)	9.95

Outstanding, December 31, 2008	4,141,000	$9.11	7.6	$152,000
Granted	269,000	4.01
Exercised	(27,000)	4.34
Forfeited or expired	(598,000)	9.72

Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000

Exercisable, December 31, 2009	2,218,000	$7.49	5.8	$758,000

We define in-the-money options at December 31, 2009 as options that had exercise prices that were lower than the $5.24 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,323,000 options that were in-the-money at that date, of which 1,026,000 were exercisable. The total intrinsic value of stock options exercised, determined as of the date of exercise, was $32,000, $1,035,000 and $6,210,000 during the years 2009, 2008 and 2007, respectively.

The following summarizes information about options unvested at December 31, 2009 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options expected to vest	1,391,000	$10.60	8.0	$363,000

Certain optionees experienced disqualifying dispositions of incentive stock options during the year ended December 31, 2007 and 2008. Disqualifying dispositions result in a tax deduction in our corporate tax return equal to the intrinsic value of the option at exercise. To the extent we have previously recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, we record the benefit from the disqualifying dispositions as a reduction in our income tax provision.

As a result of disqualifying dispositions of incentive stock options during 2008 and 2007, tax benefits of $0.2 million and $2.1 million, respectively, related to options that were granted prior to the adoption of Compensation-Stock Compensation, “Share-Based Compensation” (Note 10), were recorded as a reduction of our 2008 and 2007 tax liability and an increase to additional paid-in capital. The tax benefit related to the exercise of options granted subsequent to the adoption so share-based compensation was recorded as a reduction of current year tax expense and the tax liability. There was no material disqualifying dispositions for 2009.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the First Amended and Restated Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2006	—	$—
Granted	546,000	13.97
Vested and issued	(40,000)	13.41
Forfeited	(7,000)	14.12

Outstanding, December 31, 2007	499,000	14.02
Granted	415,000	7.92
Vested and issued	(96,000)	14.21
Forfeited	(62,000)	12.61

Outstanding, December 31, 2008	756,000	10.76
Granted	604,000	4.33
Vested and issued	(168,000)	10.76
Forfeited	(149,000)	9.05

Outstanding, December 31, 2009	1,043,000	$7.27

The total grant date fair value of shares vested under such grants during 2009, 2008 and 2007 was $1,809,000, $1,360,000 and $535,000, respectively.

Note 10.    Share-Based Compensation

Effective January 1, 2006, we adopted Compensation-Stock Compensation (ASC 718). Prior to the adoption of Compensation-Stock Compensation, we used the minimum-value method afforded by the Compensation-Stock Compensation topic for disclosure purposes. Since all options granted prior to January 1, 2006 were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, no share-based compensation for stock options was recorded in the accompanying financial statements prior to 2006 and we are not required to record compensation expense for stock options granted prior to January 1, 2006 unless the terms of those options are subsequently modified. Since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006 using the prospective transition method. Under that transition method, results for prior periods have not been restated.

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the First Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.26%	3.27%	4.37%
Dividend yield	—%	—%	—%
Expected life (years)	6.25	6.25	6.25
Volatility	60.9%	51.8%	61.3%
Weighted average grant date fair value	$2.38	$4.46	$7.88

Applying the principles of the Compensation-Stock Compensation, the volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” as defined by Compensation-Stock Compensation because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

In June 2007 and August 2008, under the terms of the separation agreements of two former executives, we accelerated the vesting of certain options held by those executives permitting them to purchase previously unvested shares of our common stock within specified periods following their terminations. The terms of the August 2008 separation agreement also accelerated the vesting of an award of approximately 2,000 shares of restricted stock. The modifications of these awards resulted in $280,000 and $192,000 of compensation expense in 2008 and 2007, respectively.

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of Compensation-Stock Compensation:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Stock option awards	$3,475	$6,519	$3,382
Restricted stock awards	2,468	2,177	771
Acceleration of vesting period for former employees	—	280	192

Share-based compensation expense	$5,943	$8,976	$4,345

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cost of product revenue	$23	$36	$81
Cost of services and maintenance revenue	1,098	1,788	818
Selling and marketing	1,992	2,923	1,332
Research and development	1,320	1,433	594
General and administrative	1,510	2,796	1,520

Total non-cash share-based compensation	$5,943	$8,976	$4,345

As of December 31, 2009, there was $15.0 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.8 years. We expect to record approximately $5.0 million in share-based compensation in 2010 related to options and restricted stock awards outstanding at December 31, 2009.

Note 11.    Other Employee Benefit Plans

Defined Employee Contribution Plans

We have a 401(k) plan that allows all full-time eligible employees to contribute up to 15% of their annual compensation, subject to certain limitations. We match 50% of the first 6% for each employee’s contribution, and may, at our discretion, make additional contributions regardless of profitability. In July 2009, the Company made the decision to temporarily suspend the Company matching contribution under the 401(k) plan. We recorded contribution related expense of $409,000, $698,000 and $551,000 in the years 2009, 2008, and 2007, respectively.

Executive Retention and Severance Plan

In April 2005, the Board of Directors and stockholders approved the Executive Retention and Severance Plan (“ERS”), which was subsequently amended and restated in December 2008, to promote the interests of our business and stockholders by attracting and retaining executive personnel and other key employees. The ERS is designed to provide certain executive personnel with specified compensation and benefits in the event of a qualifying termination of employment in connection with a change in control of the Company, as defined in the ERS. At December 31, 2009 total potential severance obligations under the ERS amounted to approximately $3.4 million, which is not recorded as a liability in the accompanying consolidated balance sheets.

Severance Policy

In October 2009, the Board of Directors approved a Severance Policy (“Severance Policy”) to promote the interests of our business and stockholders by attracting and retaining executive personnel and employees. The Severance Policy is applicable to all full-time eligible employees who have completed at least six months of service to the Company and, provides for certain compensation benefits in the event an employee is involuntarily terminated without cause.

Note 12.    Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2009, we had approximately $6.2 million remaining under this authorization. Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program may be discontinued at any time. During 2009, we repurchased 422,701 shares under this program. Additionally, 52,823 shares that were withheld from employees for personal income tax purposes upon the vesting of restricted stock awards. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

Note 13.    Fair Value Measurements

We adopted Fair Value Measurements and Disclosures (ASC 820) effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. There was no impact upon the adoption to the consolidated financial statements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$5,000	$5,000	$—	$—
Money market account	25,525	25,525	—	—

Total cash equivalents	$30,525	$30,525	$—	$—

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Demand deposit	$5,000	$5,000	$—	$—
Corporate commercial paper	4,999	4,999	—	—
US Treasury Securities	4,998	4,998	—	—
Money market account	4,975	4,975	—	—

Total cash equivalents	$19,972	$19,972	$—	$—

Note 14.    Contingencies

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

Note 15.    Subsequent Events

We have evaluated subsequent events of transactions that may occur for potential recognition and disclosure in our financial statements through February 26, 2010, the date these consolidated financial statements were issued.

Note 16.    Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization, reporting of revenue and other performance measures. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. We have four operating segments, as summarized below:

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

	Year Ended December 31, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$34,068	$10,270	$7,793	$22,759	$74,890
Cost of revenues	2,793	10,068	5,465	2,365	20,691

Gross profit	$31,275	$202	$2,328	$20,394	54,199

Total operating expenses					68,624

Operating loss					$(14,425)

	Year Ended December 31, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$48,245	$13,912	$10,009	$19,300	$91,466
Cost of revenues	3,143	14,121	6,193	2,491	25,948

Gross profit	$45,102	$(209)	$3,816	$16,809	65,518

Total operating expenses					74,888

Operating loss					$(9,370)

	Year Ended December 31, 2007
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$44,314	$12,332	$8,514	$13,720	$78,880
Cost of revenues	2,754	11,831	5,564	1,885	22,034

Gross profit	$41,560	$501	$2,950	$11,835	56,846

Total operating expenses					60,121

Operating loss					$(3,275)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues
US	$59,324	$71,955	$60,791
Europe	10,414	12,510	10,166
Asia	1,750	4,442	4,518
Other	3,402	2,559	3,405

	$74,890	$91,466	$78,880

At December 31, 2009, 2008 and 2007, property and equipment located in the United States, net of accumulated depreciation and amortization was approximately $12,273,000, $14,408,000 and $11,831,000, respectively. At December 31, 2009, 2008 and 2007, property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $562,000, $633,000 and $684,000, respectively.

Note 17.    Unaudited Quarterly Information

The following tables set forth below unaudited quarterly data. In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	(in thousands, except share data)
	Quarter Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Revenue:
Product revenue	$10,234	$8,489	$6,990	$8,355	$14,159	$12,515	$10,649	$10,922
Services and maintenance revenue	10,556	10,523	9,429	10,314	10,998	10,610	10,845	10,768

Total revenues	20,790	19,012	16,419	18,669	25,157	23,125	21,494	21,690

Cost of revenues:
Cost of product revenue	819	641	595	738	916	811	628	788
Cost of services and maintenance revenue	4,350	4,282	4,436	4,830	5,647	5,624	5,887	5,647

Total cost of revenues	5,169	4,923	5,031	5,568	6,563	6,435	6,515	6,435

Gross profit	15,621	14,089	11,388	13,101	18,594	16,690	14,979	15,255

Operating expenses:
Selling and marketing	9,087	8,507	9,316	9,565	10,212	9,945	9,823	9,734
Research and development	3,628	3,363	3,662	3,572	3,558	3,254	3,123	3,087
General and administrative	2,917	3,331	3,094	4,155	4,923	4,655	4,145	4,331
Depreciation and amortization	1,069	1,097	1,132	1,129	1,026	1,008	1,013	1,051

Total operating expenses	16,701	16,298	17,204	18,421	19,719	18,862	18,104	18,203

Operating loss	(1,080)	(2,209)	(5,816)	(5,320)	(1,125)	(2,172)	(3,125)	(2,948)
Other income and expense:
Interest income	29	27	11	19	81	177	180	282
Interest expense	(2)	(2)	(4)	(2)	(6)	(12)	(15)	(16)
Other income, net	17	18	2	7	—	35	—	35

Total other income and expense	44	43	9	24	75	200	165	301

Loss before income taxes	(1,036)	(2,166)	(5,807)	(5,296)	(1,050)	(1,972)	(2,960)	(2,647)
Income tax (benefit) provision	(465)	(1)	12	74	567	1,692	(320)	28

Net loss	$(571)	$(2,165)	$(5,819)	$(5,370)	$(1,617)	$(3,664)	$(2,640)	$(2,675)

Net loss per common share—basic	$(0.02)	$(0.09)	$(0.25)	$(0.23)	$(0.07)	$(0.16)	$(0.11)	$(0.12)
Net loss per common share—diluted	$(0.02)	$(0.09)	$(0.25)	$(0.23)	$(0.07)	$(0.16)	$(0.11)	$(0.12)
Shares used in the calculation of net loss per common share—basic	22,961	22,917	23,212	23,283	23,255	23,170	23,135	23,086
Shares used in the calculation of net loss per common share—diluted	22,961	22,917	23,212	23,283	23,255	23,170	23,135	23,086

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2010

Guidance Software, Inc.

By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VICTOR T. LIMONGELLI Victor T. Limongelli	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ BARRY J. PLAGA Barry J. Plaga	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ SHAWN MCCREIGHT Shawn McCreight	Chairman and Chief Technology Officer	February 26, 2010

/s/ KATHLEEN O’NEIL Kathleen O’Neil	Director	February 26, 2010

/s/ MARSHALL S. GELLER Marshall S. Geller	Director	February 26, 2010

/s/ JEFF LAWRENCE Jeff Lawrence	Director	February 26, 2010

/s/ STEPHEN C. RICHARDS Stephen C. Richards	Director	February 26, 2010

/s/ ROBERT G. VAN SCHOONENBERG Robert G. van Schoonenberg	Director	February 26, 2010

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)

Allowance for doubtful accounts:
Year ended December 31, 2007	$442	$947	$—	$(405)	$984
Year ended December 31, 2008	$984	$1,407	$—	$(750)	$1,641
Year ended December 31, 2009	$1,641	$(252)	$—	$(389)	$1,000

Deferred tax asset valuation allowance:
Year ended December 31, 2007	$2,779	$1,230	$—	$—	$4,009
Year ended December 31, 2008	$4,009	$3,492	$—	$—	$7,501
Year ended December 31, 2009	$7,501	$4,447	$—	$—	$11,948

II-1