Form 10-Q
period 2010-03-31
Guidance Software, Inc.
filed 2010-05-04
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of April 30, 2010, there were approximately 24,271,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$38,734	$36,585
Trade receivables, net of allowance for doubtful accounts of $562 and $1,000, respectively	12,128	16,932
Prepaid expenses, inventory and other current assets	2,505	2,233
Total current assets	53,367	55,750

Long-term assets:
Property and equipment, net	12,637	12,835
Other assets	434	434
Total long-term assets	13,071	13,269

Total assets	$66,438	$69,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,973	$3,226
Accrued expenses	5,348	4,143
Capital lease obligations	66	75
Deferred revenues	30,204	32,336
Total current liabilities	38,591	39,780

Long-term liabilities:
Rent incentives	1,760	1,929
Capital lease obligations	84	96
Deferred revenues	3,590	3,752
Total long-term liabilities	5,434	5,777

Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,603,000 and 23,506,000 shares issued, respectively; and 23,047,000 and 22,975,000 shares outstanding, respectively	23	23
Additional paid-in capital	63,895	62,683
Treasury stock, at cost, 556,000 and 531,000 shares, respectively	(2,211)	(2,080)
Accumulated deficit	(39,294)	(37,164)
Total stockholders’ equity	22,413	23,462

Total liabilities and stockholders’ equity	$66,438	$69,019

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenue	$8,442	$8,355
Services and maintenance revenue	10,953	10,314
Total revenues	19,395	18,669

Cost of revenues :
Cost of product revenue	688	738
Cost of services and maintenance revenue	4,241	4,830
Total cost of revenues	4,929	5,568

Gross profit	14,466	13,101

Operating expenses :
Selling and marketing	8,225	9,565
Research and development	4,086	3,572
General and administrative	3,257	4,155
Depreciation and amortization	1,014	1,129
Total operating expenses	16,582	18,421

Operating loss	(2,116)	(5,320)

Other income and expense:
Interest income	37	19
Interest expense	(2)	(2)
Other income, net	—	7
Total other income and expense	35	24

Loss before income taxes	(2,081)	(5,296)
Income tax provision	49	74

Net loss	$(2,130)	$(5,370)

Net loss per share:
Basic	$(0.09)	$(0.23)
Diluted	$(0.09)	$(0.23)

Weighted average number of shares used in per share calculation:
Basic	23,016	23,283
Diluted	23,016	23,283

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(2,130)	$(5,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,014	1,129
Benefit for doubtful accounts	(100)	(202)
Share-based compensation	1,100	2,065
Changes in operating assets and liabilities:
Trade receivables	4,904	7,959
Prepaid expenses, inventory and other assets	(272)	(2)
Accounts payable	(521)	(743)
Accrued expenses	1,036	(413)
Deferred revenue	(2,294)	(2,185)
Net cash provided by operating activities	2,737	2,238

Investing Activities:
Purchase of property and equipment	(548)	(1,113)
Net cash used in investing activities	(548)	(1,113)

Financing Activities:
Proceeds from the exercise of stock options	112	—
Common stock repurchased or withheld	(131)	(47)
Principal payments on capital lease obligations	(21)	(65)
Net cash used in financing activities	(40)	(112)

Increase in cash and cash equivalents	2,149	1,013
Cash and cash equivalents, beginning of period	36,585	36,006
Cash and cash equivalents, end of period	$38,734	$37,019

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$1	$3
Income taxes	$13	$201

Non-cash activities:
Capital lease obligations incurred to acquire assets	$—	$40
Purchase of equipment included in accounts payable and accrued expenses	$488	$131

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is the leading global provider of software solutions used to conduct digital investigations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2010. The operating results for the three-month period ended March 31, 2010 and cash flows for the three months period ended March 31, 2010, are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2010 and our results of operations and cash flows for the three months ended March 31, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturities of these instruments. Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our capital lease obligations also approximate fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At March 31, 2010, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $37.7 million as of March 31, 2010. At March 31, 2010, all of our cash equivalents consisted of financial institution and US governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

Revenue Recognition ( Accounting Standards Codification (“ASC”) 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and to Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The update to Software changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

Subsequent Events (ASC 855): In February 2010, the FASB issued an update to Subsequent Events; which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Compensation- Stock Compensation (ASC 718): In April 2010, the FASB issued an update to Compensation-Stock Compensation; which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity.  The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(2,130)	$(5,370)

Denominator:
Basic weighted average shares outstanding	23,016	23,283
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	23,016	23,283

Net loss per share:
Basic	$(0.09)	$(0.23)
Diluted	$(0.09)	$(0.23)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 5,015,000 and 4,906,000 shares as of March 31, 2010 and 2009, respectively.

Note 4. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2010, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 25,000 common shares for the three months ended March 31, 2010, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 contained herein for further information regarding the share repurchase program.

Note 5. Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank which expires on April 30, 2010. Borrowings under this line of credit would be collateralized by substantially all our assets. The line requires that we maintain certain financial covenants, and at June 30, 2009, we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of this covenant for the period ended June 30, 2009. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year.

As of March 31, 2010, we were in compliance with the covenants associated with the revolving line of credit. There were no amounts outstanding under this line of credit at March 31, 2010 or December 31, 2009.

Note 6. Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and stock purchase rights for restricted stock. The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved the First Amended and Restated 2004

Equity Incentive Plan (the “First Amended and Restated Plan”), which amended and restated the Plan in its entirety, and provided for increases in the number of shares available for issuance by an additional 1,127,000 shares on May 3, 2006, and an additional 828,000 shares on each of January 1, 2007, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, our stockholders approved an amendment to the First Amended and Restated Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009.  Employees, officers and directors are eligible to receive awards under the Second Amended and Restated Plan, which is generally administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions of each grant.

At March 31, 2010, approximately 776,000 shares remain available for grant as options or nonvested share awards under the First Amended and Restated Plan.

On April 22, 2010 at our 2010 Annual Meeting of Stockholders, our stockholders approved the Second Amended and Restated 2004 Equity Incentive Plan (the “Second Amended and Restated Plan”), which amended and restated the First Amended and Restated Plan in its entirety, and provided for increases in the number of shares available for issuance by an additional 1,500,000 shares. On April 22, 2010, the Board of Directors approved an amendment to the Second Amended and Restated Plan that accelerated the vesting of annual restricted stock awards granted to independent directors to occur on the earlier of the Company’s next annual meeting of stockholders or the anniversary of the grant date, subject to the independent director’s continued status as a service provider through such date.

Stock Options

The terms of the options granted under the First Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000
Granted	220,000	$5.22
Exercised	(25,000)	$4.46
Forfeited or expired	(188,000)	$9.29
Outstanding, March 31, 2010	3,792,000	$8.47		$2,011,000

Exercisable, March 31, 2010	2,214,000	$7.46		$1,357,000

We define in-the-money options at March 31, 2010 as options that had exercise prices that were lower than the $5.75 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,642,000 shares that were in-the-money at that date, of which 1,155,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the First Amended and Restated Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2009	1,043,000	$7.27
Granted	325,000	5.22
Vested	(72,000)	6.63
Forfeited	(73,000)	6.92
Outstanding, March 31, 2010	1,223,000	$6.79

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2010 was $475,000.

Note 7. Share-Based Compensation

Effective January 1, 2006, we adopted Compensation-Stock Compensation (ASC 718). Prior to the adoption of Compensation-Stock Compensation, we used the minimum-value method afforded by the Compensation-Stock Compensation for disclosure purposes. Since all options granted prior to January 1, 2006 were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, no share-based compensation for stock options was recorded in the accompanying financial statements prior to 2006 and we are not required to record compensation expense for stock options granted prior to January 1, 2006 unless the terms of those options are subsequently modified. Since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006 using the prospective transition method. Under that transition method, results for prior periods have not been restated.

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the First Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.8%	2.1%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	52.9%	62.2%
Weighted average grant date fair value	$2.80	$2.32

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

In December 2007, we granted our President and Chief Executive Officer an option to purchase 500,000 shares of our common stock at the price of $12.80 per share which vests, in 25% increments, only upon attainment of specified market-based conditions tied to the market value of our common stock. Under the provisions of Compensation —Stock Compensation, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. Accordingly, we estimate the value of such awards using the Monte Carlo binomial simulation model. The primary assumptions used in the model are volatility, a risk-free interest rate, starting stock price, transferability restrictions and the terms of the award, as follows:

•                  Risk-free interest rate of 3.98%;

•                  Dividend yield of zero;

•                  Expected option life of 10 years; and

•                  Volatility of the expected market price of our common stock over that term of 53.9%.

Using these assumptions and inputs, we estimated that the weighted average grant date fair value of this award was $5.68 per option, with derived service periods ranging from 15 to 32 months for the four performance levels, and averaging 24 months. Under Compensation —Stock Compensation, the calculated $2.8 million fair value of this award must be recognized as expense over a weighted average period of approximately two years whether the market conditions are met or not so long as the grantee meets the service condition.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock option awards	$505	$1,504
Restricted stock awards	595	561

Share-based compensation expense	$1,100	$2,065

As of March 31, 2010, there was approximately $3.4 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years and approximately $6.5 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.7 years. We expect to record approximately $3.6 million in share-based compensation for the remainder of fiscal year 2010 related to stock options and restricted stock awards outstanding at March 31, 2010.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2010, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. We periodically perform a review of our uncertain tax position. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2009, our liability for uncertain tax positions was reduced to an immaterial amount upon payment of additional taxes to a foreign tax jurisdiction and the balance remains unchanged at March 31, 2010. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 to 2008 remain subject to review by the taxing authorities in several jurisdictions.

Note 9. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$5,000	$5,000	$—	$—
Money market account	27,550	27,550	—	—
Total cash equivalents	$32,550	$32,550	$—	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$5,000	$5,000	$—	$—
Money market account	25,525	25,525	—	—
Total cash equivalents	$30,525	$30,525	$—	$—

Note 10. Contingencies

Legal Matters

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently involved in any litigation, the outcome of which would, based on information currently available, have a material adverse effect on our financial position, results of operations, or cash flows.

Note 11. Segment Information

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

	Three Months Ended March 31, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$8,442	$3,043	$1,872	$6,038	$19,395
Cost of revenues	688	2,404	1,275	562	4,929
Gross profit	$7,754	$639	$597	$5,476	14,466
Total operating expenses					16,582
Operating loss					$(2,116)

	Three Months Ended March 31, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$8,355	$2,804	$1,736	$5,774	$18,669
Cost of revenues	738	2,859	1,470	501	5,568
Gross profit (loss)	$7,617	$(55)	$266	$5,273	13,101
Total operating expenses					18,421
Operating loss					$(5,320)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues
United States	$15,943	$14,779
Europe	1,982	3,177
Asia	524	338
Other	946	375
	$19,395	$18,669

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors” and in other parts of this Quarterly Report.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2010.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2010 and 2009, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenue	43.5%	44.8%
Services and maintenance revenue	56.5	55.2
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	3.5	4.0
Cost of services and maintenance revenue	21.9	25.9
Total cost of revenues	25.4	29.9

Gross profit	74.6	70.1

Operating expenses:
Selling and marketing	42.4	51.2
Research and development	21.1	19.1
General and administrative	16.8	22.3
Depreciation and amortization	5.2	6.0
Total operating expenses	85.5	98.6

Operating loss	(10.9)	(28.5)

Other income and expense:
Interest income	0.2	0.1
Interest expense	0.0	0.0
Other income, net	0.0	0.0
Loss before income taxes	(10.7)	(28.4)
Income tax provision	0.3	0.4
Net loss	(11.0)%	(28.8)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2010	2009
Non-Cash Share-Based Compensation Data(1):
Cost of product revenue	$5	$6
Cost of services and maintenance revenue	205	395
Selling and marketing	360	756
Research and development	189	333
General and administrative	341	575
Total non-cash share-based compensation	$1,100	$2,065

(1)                   Non-cash share-based compensation recorded in the three month periods ended March 31, 2010 and 2009 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 6 and 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

Sources of Revenues

Our sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. We derive the majority of our revenues from sales of our software products. We sell our products and services primarily through our direct sales force and in some cases we utilize resellers.

We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985-605), which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts.

	Three Months Ended March 31,
(Dollars in thousands)	2010	Change %	2009
Product revenues:
EnCase® Enterprise	$4,869	10%	$4,441
EnCase® Forensic	3,573	(9)%	3,914
Total product revenues	8,442	1%	8,355

Services and maintenance revenues:
Professional services	3,043	9%	2,804
Training	1,872	8%	1,736
Maintenance and other	6,038	5%	5,774
Total services and maintenance revenues	10,953	6%	10,314

Total revenues	$19,395	4%	$18,669

Product Revenues

We generate product revenues principally from two product categories: EnCase® Enterprise and EnCase® Forensic. In late 2009, we redefined the categories that made up our product revenues. Our EnCase® Enterprise now includes perpetual licenses and Pay-Per-Use fees related to our eDiscovery, Legal Hold, Data Audit & Policy Enforcement, EnCase® Cybersecurity and OEM add-on products. EnCase® Forensic now includes revenues related to EnCase® Portable, Neutrino® mobile forensic device, Field Intelligence Model, our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years, and third party forensic hardware as a convenience to our customers. Revenues from OEM, Neutrino®, Field Intelligence Model and hardware were previously reported as Other product revenue. For comparability purposes, we have reclassified the 2009 categories as defined above; however total product revenues remains unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues of $8.4 million for the first quarter of 2010 were flat compared to the first quarter of 2009. Although macroeconomic conditions have stabilized since the first six months of 2009 and improved for our commercial customer during the first quarter of 2010 compared to the first quarter of 2009, economic pressures continued to negatively impact revenues from our public sector customers during the current quarter.  Encase® Enterprise license revenues increased slightly by $0.4 million, offset by a $0.3 million decrease in Encase® Forensic license and subscription revenues.

Services and Maintenance Revenues

Services and maintenance revenue for the first quarter of 2010 was $11.0 million, an increase of $0.7 million or 6% from $10.3 million for the first quarter of 2009.  Professional services revenues for the first quarter of 2010 was $3.0 million, an increase of $0.2 million or 9% from $2.8 million for the first quarter of 2009. The increase was primarily due to an increase in demand for our eDiscovery services. Training revenue for the first quarter of 2010 was $1.9 million, an increase of $0.2 million or 8% from $1.7 million in the first quarter of 2009. The increase was primarily due to less restrictive travel and training budgets of our customers resulting in an increase in attendance of our customer training events. Maintenance and other revenue for the first quarter of 2010 was $6.0 million, an increase of $0.2 million or 5% from $5.8 million for the first quarter of 2009. The increase was primarily as a result of an on-going increase in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2010	Change %	2009
Cost of product revenues	$688	(7)%	$738

Cost of services and maintenance revenues:
Professional services	2,404	(16)%	2,859
Training	1,275	(13)%	1,470
Maintenance and other	562	12%	501
Total cost of services and maintenance revenues	4,241	(12)%	4,830

Total cost of revenues	$4,929	(12)%	$5,568

Share-based compensation included above:
Cost of product revenues	$5		$6
Cost of services and maintenance revenues	$205		$395

Gross Margin Percentages
Products	91.9%		91.2%
Services and maintenance	61.3%		53.2%
Total	74.6%		70.2%

Cost of Product Revenues

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

Cost of product revenues for the first quarter of 2010 was $0.7 million, which was flat compared to the first quarter of 2009.  Product revenue gross margin was 91.9% for the first quarter of 2010, compared with 91.2% for the first quarter of 2009. The increase in gross margin percentage was primarily due to decreased shipping expenses resulting from increased electronic delivery of products.

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

Total cost of services and maintenance revenue for the first quarter of 2010 was $4.2 million, a decrease of $0.6 million or 12% from $4.8 million in the first quarter of 2009. The decrease was primarily due to lower compensation and benefits costs associated with the decrease in headcount in these areas.  Services and maintenance gross margin for the first quarter of 2010 increased to 61.3%, compared to 53.2% in the first quarter of 2009. The increase in gross margin was primarily a result of higher professional services utilization rates and reduced expenses.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2010	Change %	2009
Selling and marketing expenses	$8,225	(14)%	$9,565
Research and development expenses	$4,086	14%	$3,572
General and administrative expenses	$3,257	(22)%	$4,155
Depreciation and amortization expenses	$1,014	(10)%	$1,129

Share-based compensation included above:
Selling and marketing expenses	$360		$756
Research and development expenses	$189		$333
General and administrative expenses	$341		$575

As a percentage of revenue:
Selling and marketing expenses	42.4%		51.2%
Research and development expenses	21.1%		19.1%
General and administrative expenses	16.8%		22.3%
Depreciation and amortization expenses	5.2%		6.0%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related costs of our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing and trade show events (net of amounts received from sponsors and participants), product management, travel and allocated overhead.

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, consulting, maintenance and implementation are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between increased selling and marketing expenses and when we recognize a portion of the corresponding revenue. We employed approximately 120 and 160 sales and marketing personnel at March 31, 2010 and 2009, respectively.

Selling and marketing expenses for the first quarter of 2010 was $8.2 million, a decrease of $1.4 million or 14% from $9.6 million in the first quarter for 2009. The decrease in selling and marketing expenses was primarily due to lower compensation and related expenses associated with the decrease in headcount.

Research and Development

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 84 at March 31, 2010 from 78 at March 31, 2009.

Research and development expenses increased by $0.5 million, or 14%, during the first quarter of 2010 over the 2009 quarter. The higher expenses were driven primarily by an increase in headcount and related expenses and an increase in the number of products in development.

General and Administrative

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expense includes professional service fees, bad debt expense, other corporate expenses and related overhead. As a result of process efficiencies and automation, we decreased the number of general and administrative personnel that we employ to approximately 60 at March 31, 2010 from 70 at March 31, 2009.

General and administrative expenses for the first quarter of 2010 was $3.3 million, a $0.9 million or 22%  decrease from $4.2 million for the first quarter of 2009. The decrease in general and administrative expenses was primarily attributable to lower compensation and related expenses associated with the decrease in headcount, as well as a reduction in professional fees, audit, tax and Sarbanes-Oxley costs during the first quarter of 2009.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture and computer hardware and software. Depreciation and amortization expense decreased $0.1 million, or 10%, in the first quarter 2010 as compared to the same period of the prior year due primarily to certain of our assets becoming fully depreciated since the first quarter of 2009. We expect depreciation and amortization to be consistent for the remainder of 2010.

Other Income and Expense

Other income and expense consist of interest income, interest expense and other income (expense), net. Interest income consists of interest earned on cash and cash equivalents balances. Other income (expense), net consists of other miscellaneous income and expense items. Other income and expense was $35,000 the first quarter of 2010 compared to $24,000 for the first quarter of 2009. The small increase was primarily due to an increase in interest earned on our higher average cash balance at slightly higher market interest rates.

Income Tax Provision

The Company recorded an income tax provision for the first quarter of 2010 of $49,000 as compared to a $74,000 provision for the same period of the prior year. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate is 2.0%, and 1.4% for three months ended March 31, 2010 and 2009, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges not deductible for tax, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 primary shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of March 31, 2010, we had $38.7 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operations primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2010 compared with net cash provided by operating activities of $2.2 million in the three months ended March 31, 2009. The increase in cash provided by operating activities for the first quarter of 2010 compared to the first quarter of 2009 was primarily a result of a decrease in our net loss to $2.1 from $5.4 million and a $1.0 million increase in accrued expenses compared to a $0.4 million decrease, offset by a smaller decrease in trade receivables of $4.9 million compared to $8.0 million. The first and fourth quarters of our fiscal year have historically been our strongest quarters for cash collections, a consequence of the higher sales volumes typically experienced in the third and fourth quarters.

Net cash used in investing activities of $0.5 million in the first quarter of 2010 and $1.1 million in the first quarter of 2009 was for additions to property and equipment. The majority of the additions for the first quarter of 2009 relates to the acquisition and implementation of our new ERP system while additions for the first quarter of 2010 relates to supplementary modules to our ERP system.

Net cash used in financing activities was $40,000 thousand for the first quarter of 2010, as compared to cash used in financing activities of $0.1 million during the first quarter of 2009. The decrease in cash used in financing activities was due primarily to increased proceeds from the exercise of employee stock options and lower payments on capital lease obligations that was partially offset by increased treasury stock repurchased or stock withheld from employees.

We maintain a $3.0 million line of credit with a bank, which expires on April 30, 2010. Borrowings under this line of credit would be collateralized by substantially all our assets. At March 31, 2010, there were no amounts outstanding against this line. The line requires that we maintain certain financial covenants, and at June 30, 2009 we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of the covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. At March 31, 2010, we were in compliance with the covenants associated with the revolving line of credit.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At March 31, 2010, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. As part of our Annual Report on Form 10-K, we previously reported in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our contractual obligation for these non-cancellable lease obligations as of December 31, 2009 were approximately $15.0 million, of which $3.7 million is due during 2010. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services and the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Revenue Recognition (ASC 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and to Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The update to Software changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

Subsequent Events (ASC 855): In February 2010, the FASB issued an update to Subsequent Events; which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

Compensation- Stock Compensation (ASC 718): In April 2010, the FASB issued an update to Compensation-Stock Compensation; which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity.  The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

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

Interest Rate Risk. Our investment portfolio, consisting of highly liquid debt instruments of the US government at March 31, 2010, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                           Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2010, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld approximately 25,000 common shares for the three months ended March 31, 2010, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Item 4.                                    Reserved

No information is required in response to this item.

Item 5.                                    Other Information

No information is required in response to this item.

Item 6.                                     Exhibits

Exhibit Number	Description of Documents

10.26	Third Amendment to Amended and Restated Credit Agreement dated May 1, 2007, by and between Bank of the West and Guidance Software, Inc.
10.27(1)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan
10.28	First Amendment to Guidance Software, Inc. Second Amended and Restated Equity Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Documents

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)                Incorporated by reference to Guidance Software, Inc.’s Definitive Proxy Statement dated March 19, 2010 and filed on March 30, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guidance Software, Inc.

By:	/s/ Barry J. Plaga
Barry J. Plaga
Chief Financial Officer (Principal Financial Officer)

Dated: May 4, 2010