Form 10-Q
period 2010-06-30
Guidance Software, Inc.
filed 2010-08-11
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 6, 2010, there were approximately 23,867,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$27,082	$36,585
Trade receivables, net of allowance for doubtful accounts of $611 and $1,000, respectively	12,554	16,932
Inventory	1,114	275
Prepaid expenses and other current assets	2,364	1,958
Total current assets	43,114	55,750
Long-term assets:
Property and equipment, net	12,208	12,835
Intangible assets, net	5,593	—
Goodwill, net	3,711	—
Other assets	434	434
Total long-term assets	21,946	13,269

Total assets	$65,060	$69,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,868	$3,226
Accrued liabilities	6,224	4,143
Capital lease obligations	60	75
Deferred revenues	27,937	32,336
Total current liabilities	37,089	39,780

Long-term liabilities:
Rent incentives	1,582	1,929
Capital lease obligations	69	96
Deferred revenues	3,725	3,752
Total long-term liabilities	5,376	5,777

Commitments and Contingencies — See Note 12

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,687,000 and 23,506,000 shares issued, respectively; and 23,117,000 and 22,975,000 shares outstanding, respectively	23	23
Additional paid-in capital	65,423	62,683
Treasury stock, at cost, 570,000 and 531,000 shares, respectively	(2,294)	(2,080)
Accumulated deficit	(40,557)	(37,164)
Total stockholders’ equity	22,595	23,462

Total liabilities and stockholders’ equity	$65,060	$69,019

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenue	$11,235	$6,990	$19,677	$15,345
Services and maintenance revenue	11,471	9,429	22,424	19,743
Total revenues	22,706	16,419	42,101	35,088

Cost of revenues:
Cost of product revenue	1,072	595	1,760	1,333
Cost of services and maintenance revenue	4,928	4,436	9,169	9,266
Total cost of revenues	6,000	5,031	10,929	10,599

Gross profit	16,706	11,388	31,172	24,489

Operating expenses:
Selling and marketing	9,060	9,316	17,285	18,881
Research and development	4,096	3,662	8,182	7,234
General and administrative	3,590	3,094	6,847	7,249
Depreciation and amortization	1,204	1,132	2,218	2,261
Total operating expenses	17,950	17,204	34,532	35,625

Operating loss	(1,244)	(5,816)	(3,360)	(11,136)
Other income and expense:
Interest income	20	11	57	30
Interest expense	(2)	(4)	(4)	(6)
Other income, net	—	2	—	9
Total other income and expense	18	9	53	33

Loss before income taxes	(1,226)	(5,807)	(3,307)	(11,103)
Income tax provision	37	12	86	86
Net loss	$(1,263)	$(5,819)	$(3,393)	$(11,189)

Net loss per share:
Basic	$(0.05)	$(0.25)	$(0.15)	$(0.48)
Diluted	$(0.05)	$(0.25)	$(0.15)	$(0.48)

Weighted average number of shares used in per share calculation:
Basic	23,094	23,212	23,055	23,247
Diluted	23,094	23,212	23,055	23,247

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net loss	$(3,393)	$(11,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,218	2,261
Benefit for doubtful accounts	(48)	(202)
Share-based compensation	2,542	3,427
Changes in operating assets and liabilities:
Trade receivables	4,949	10,267
Prepaid expenses, inventory and other assets	(515)	264
Accounts payable	(422)	(439)
Accrued liabilities	1,682	(851)
Deferred revenue	(4,426)	(3,215)
Net cash provided by operating activities	2,587	323

Investing Activities:
Purchase of property and equipment	(1,345)	(1,537)
Acquisition, net of cash acquired	(10,686)	—
Net cash used in investing activities	(12,031)	(1,537)

Financing Activities:
Proceeds from the exercise of stock options	197	—
Common stock repurchased or withheld	(214)	(1,011)
Principal payments on capital lease obligations	(42)	(121)
Net cash used in financing activities	(59)	(1,132)

Net decrease in cash and cash equivalents	(9,503)	(2,346)
Cash and cash equivalents, beginning of period	36,585	36,006
Cash and cash equivalents, end of period	$27,082	$33,660

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$1	$4
Income taxes	$52	$234

Non-cash activities:
Capital lease obligations incurred to acquire assets	$—	$40
Purchase of equipment included in accounts payable and accrued expenses	$98	$110

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is the leading global provider of software and hardware solutions used to conduct digital investigations.

Our main products are: EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location; EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings; and EnCase® Legal Hold, which automates the sending and tracking of litigation hold notices, and provides online interviewing capabilities. In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and include investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). In addition, we complement our software offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our software products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2010. The operating results for the three-month and six-month periods ended June 30, 2010 and cash flows for the six months period ended June 30, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2010 and our results of operations and cash flows for the periods ended June 30, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Inventory

Inventory is comprised of hardware and packaged software components and finished goods and is valued at the lower of cost or market, using the first-in first-out method.

Amortization of Intangible Assets with Finite Lives

Intangible assets with finite lives are carried at the implied fair value of such assets at the time of acquisition.  With the exception of our customer relationships intangible asset, which is amortized on a double-declining basis, the implied fair values of such assets are amortized on a straight-line basis over the estimated useful lives.

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever event[s] or [a] change in circumstances indicates that the value may not be recoverable. A two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying amount of the reporting unit goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangibles are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying amounts of the indefinite-lived intangible assets exceed their implied fair value, an impairment loss equal to the difference will be recorded.

Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At June 30, 2010, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $25.7 million as of June 30, 2010. At June 30, 2010, all of our cash equivalents consisted of financial institution and US governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

Revenue Recognition (Accounting Standards Codification (ASC) 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price,” provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, the Company has adopted these standards with no material impact on our consolidated financial statements.

Compensation- Stock Compensation (ASC 718): In April 2010, the FASB issued an update to Compensation-Stock Compensation. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity.  The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Revenue Recognition (ASC 605): In April 2010, an update was made to Revenue Recognition - “Milestone Method of Revenue Recognition.” The update to Revenue Recognition provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantative. Effective prospectively for milestones achieved in fiscal year and interim periods beginning on or after June 15, 2010, the Company has adopted this standard with no material impact on our consolidated financial statements.

Note 3. Business Combination

On May 7, 2010, we acquired substantially all of the assets of Tableau, a privately-held developer and manufacturer of computer forensic products for approximately $10.7 million in cash (net of cash acquired of $1.6 million). We incurred $0.2 million in acquisition-related costs. We acquired Tableau to extend our existing leadership in computer forensics technology by offering software and hardware to better fulfill the needs of the computer forensic community. This transaction closed on May 7, 2010 and the results of operations of Tableau have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. For the three and six months ended June 30, 2010, product revenues included $0.9 million of revenue from Tableau.

Based upon the estimated fair values as of May 7, 2010, we made an allocation of the purchase price to the net tangible and intangible assets acquired. The excess of the purchase price over the estimated fair values of the underlying net tangible and intangible assets has been recorded as goodwill. The factors that contributed to the recognition of goodwill included intangible assets acquired that do not qualify for separate recognition and expected synergies that will increase revenue and profits.

Purchase price allocation is as follows (in thousands):

	Weighted Average Estimated Useful Life		Fair Market Values
Cash and cash equivalents			$1,643
Trade receivables			523
Inventory			730
Property and equipment, net			185
Identifiable intangible assets:
Core technology	10	1,100
Existing and developed technology	2	1,200
In-process research and development	Indefinite-lived	1,100
Customer relationships	5	575
Trade name	10	1,800
Total identifiable intangible assets			5,775
Goodwill			3,711
Accounts payable			(185)
Other accrued liabilities			(53)
Total purchase price			$12,329

The following are pro forma condensed consolidated financial statements of the combined entity as though the business combination had been as of the beginning of our annual reporting period and as of the beginning of the comparable annual reporting period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$23,434	$17,892	$44,335	$37,865
Total net expenses	24,505	23,284	47,323	48,147
Loss before income taxes	(1,071)	(5,392)	(2,988)	(10,282)
Income tax provision	37	12	86	86
Net loss	$(1,108)	$(5,404)	$(3,074)	$(10,368)

Net loss per share — basic and diluted	$(0.05)	$(0.23)	$(0.13)	$(0.45)

Note 4. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(1,263)	$(5,819)	$(3,393)	$(11,189)
Denominator:
Basic weighted average shares outstanding	23,094	23,212	23,055	23,247
Effect of dilutive stock options and non-vested share awards	—	—	—	—
Diluted weighted average shares outstanding	23,094	23,212	23,055	23,247

Net loss per share:
Basic	$(0.05)	$(0.25)	$(0.15)	$(0.48)
Diluted	$(0.05)	$(0.25)	$(0.15)	$(0.48)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 5,588,000 and 5,028,000 shares as of June 30, 2010 and 2009, respectively.

Note 5. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2010, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, we withheld approximately 14,000 and 39,000 common shares for the three and six months ended June 30, 2010, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 6. Fair Value Measurements

We adopted Fair Value Measurements and Disclosures (ASC 820) effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. There was no impact upon the adoption to the consolidated financial statements. Fair Value Measurements and Disclosures requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$8,999	$8,999	$—	$—
Money market account	11,570	11,570	—	—
Total cash equivalents	$20,569	$20,569	$—	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$5,000	$5,000	$—	$—
Money market account	25,525	25,525	—	—
Total cash equivalents	$30,525	$30,525	$—	$—

Note 7. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There was no impairment charges related to goodwill and indefinite-lived intangible assets as of June 30, 2010. Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the asset are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets information (in thousands):

Balance at March 31, 2010	Goodwill Acquired	In-process research and development	Balance at June 30, 2010
$—	$3,711	$1,100	$4,811

During the second quarter of 2010, the Company acquired substantially all of the assets of Tableau resulting in acquired intangible assets. With the exception of customer relationships, which is amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful life as noted in Note 3 above.

The following table summarizes amortization expense related to intangible assets as of June 30, 2010 (in thousands):

	June 30, 2010
	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(16)	$1,084
Existing and developed technology	1,200	(89)	1,111
Customer relationships	575	(38)	537
Trade names	1,800	(39)	1,761
Total	$4,675	$(182)	$4,493

The following table summarizes estimated amortization expense through the year 2014 and thereafter (in thousands):

Year ending	Amortization Expense
2010	$714
2011	1,036
2012	599
2013	373
2014	373
Thereafter	1,580
Total amortization expense	$4,675

Note 8. Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants, and at June 30, 2009, we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of this covenant for the period ended June 30, 2009. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year.

As of June 30, 2010, we were in compliance with the covenants associated with the revolving line of credit. There were no amounts outstanding under this line of credit at June 30, 2010 or December 31, 2009.

Note 9. Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock was initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and stock purchase rights for restricted stock. The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved the First Amended and Restated 2004 Equity Incentive Plan (the “First Amended and Restated Plan”), which amended and restated the Plan in its entirety, and provided for increases in the number of shares available for issuance by an additional 1,126,994 shares on May 3, 2006, and an additional 828,073 shares on January 1, 2007, and an additional 828,123 shares on each of January 1, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, our stockholders approved an amendment to the First Amended and Restated Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009.  Employees, officers and directors are eligible to receive awards under the Second Amended and Restated Plan, which is generally administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions of each grant.

On April 22, 2010 at our 2010 Annual Meeting of Stockholders, our stockholders approved the Second Amended and Restated 2004 Equity Incentive Plan (the “Second Amended and Restated Plan”), which amended and restated the First Amended and Restated Plan in its entirety, and provided for an increase in the number of shares available for issuance by an additional 1,500,000 shares to a total of 9,088,313 shares. On April 22, 2010, the Board of Directors approved an amendment to the Second Amended and Restated Plan that accelerated the vesting of new grants of annual restricted stock awards granted to independent directors to occur on the earlier of the Company’s next annual meeting of stockholders following the grant date or the first anniversary of the grant date, subject to the independent director’s continued status as a service provider through such date.

At June 30, 2010, approximately 1,620,000 shares remain available for grant as stock options or restricted stock awards under the Second  Amended and Restated Plan.

Stock Options

The terms of the stock options granted are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock options activity for the six months ended June 30, 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000
Granted	317,000	$5.39
Exercised	(44,000)	$4.48
Forfeited or expired	(229,000)	$9.77
Outstanding, June 30, 2010	3,829,000	$8.38		$1,144,000
Exercisable, June 30, 2010	2,216,000	$7.43		$769,000

We define in-the-money options at June 30, 2010 as options that had exercise prices that were lower than the $5.75 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,256,000 shares that were in-the-money at that date, of which 1,029,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity for the six months ended June 30, 2010 follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2009	1,043,000	$7.27
Granted	944,000	5.64
Vested	(137,000)	5.76
Forfeited	(91,000)	7.01
Outstanding, June 30, 2010	1,759,000	$6.53

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2010 was $787,000.

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

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	3.0%	2.2%	2.9%	2.1%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	62.4%	61.0%	55.8%	61.7%
Weighted average grant date fair value	$3.58	$2.34	$3.04	$2.33

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock option awards	$615	$647	$1,120	$2,151
Restricted stock awards	827	715	1,422	1,276
Share-based compensation expense	$1,442	$1,362	$2,542	$3,427

As of June 30, 2010, there was approximately $3.1 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.1 years and approximately $9.2 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years. We expect to record approximately $2.9 million in share-based compensation for the remainder of fiscal year 2010 related to stock options and restricted stock awards outstanding at June 30, 2010.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2010, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and with the taxing authorities of various states and foreign jurisdictions. We periodically perform a review of our uncertain tax position. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2009, our liability for uncertain tax positions was reduced to zero as a result of the expiration of the statute of limitation in the particular filing jurisdiction. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2006 through 2008 remain subject to review by the taxing authorities in several jurisdictions.

Note 12. Commitments and Contingencies

Legal Matters

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently involved in any litigation the outcome of which would, based on information currently available, have a material adverse effect on our financial position, results of operations or cash flows.

Note 13. Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have four operating segments, as summarized below:

•                  Products segment—Includes EnCase® Enterprise, EnCase® eDiscovery, EnCase® Cybersecurity, EnCase® Forensic, EnCase® Portable, Premium License Support Program and hardware sales.

•              Professional services segment—This segment performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•                  Training segment—This segment provides training classes by which we train our customers to effectively and efficiently use our software products.

•                  Maintenance segment—Maintenance related revenue and costs.

We refer to the revenue generated by our professional services, training and maintenance segments, collectively, as services revenue. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the results of operations for each operating segment:

	Three Months Ended June 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$11,235	$3,240	$2,064	$6,167	$22,706
Cost of revenues	1,072	2,868	1,505	555	6,000
Gross profit	$10,163	$372	$559	$5,612	16,706
Total operating expenses					17,950
Operating loss					$(1,244)

	Three Months Ended June 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$6,990	$2,200	$1,927	$5,302	$16,419
Cost of revenues	595	2,303	1,486	647	5,031
Gross profit (loss)	$6,395	$(103)	$441	$4,655	11,388
Total operating expenses					17,204
Operating loss					$(5,816)

	Six Months Ended June 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$19,677	$6,283	$3,936	$12,205	$42,101
Cost of revenues	1,760	5,272	2,780	1,117	10,929
Gross profit	$17,917	$1,011	$1,156	$11,088	31,172
Total operating expenses					34,532
Operating loss					$(3,360)

	Six Months Ended June 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$15,345	$5,004	$3,663	$11,076	$35,088
Cost of revenues	1,333	5,162	2,956	1,148	10,599
Gross profit (loss)	$14,012	$(158)	$707	$9,928	24,489
Total operating expenses					35,625
Operating loss					$(11,136)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
United States	$19,044	$12,824	$34,987	$27,603
Europe	2,268	2,424	4,250	5,601
Asia	479	470	1,003	808
Other	915	701	1,861	1,076
	$22,706	$16,419	$42,101	$35,088

Note 14. Inventory

Inventory is comprised of hardware and packaged software components and finished goods and is valued at the lower of cost or market, using the first-in first-out method. The following table sets forth, by major classes, inventory as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Inventory:
Components	$566	$275
Finished goods	548	—
Total inventory	$1,114	$275

Note 15. Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations under our capital and operating leases as disclosed in Note 7 and Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

In May 2010, we executed a 4-year lease with an entity owned by one of our executives for our facility in Waukesha, Wisconsin. For the three months ended June 30, 2010, we made payments of approximately $25,000 for rent and operating expenses.

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

Overview

We develop and provide the leading software and hardware solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for large corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies.

We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which has now been replaced by our EnCase® Cybersecurity solution) have increased our average transaction size. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). We anticipate that sales of our EnCase® Enterprise products and related services, in particular our EnCase® eDiscovery and EnCase® Cybersecurity solutions, and the sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. During the three months ended June 30, 2010, in conjunction with the acquisition of Tableau, we have included the following critical accounting policy and estimates:

Goodwill and indefinite-lived intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Intangibles – Goodwill and Other (ASC 350). Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever event or changes in circumstances indicate that the value may not be recoverable. A two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying amount of the reporting unit goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangibles are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying amounts of the indefinite-lived intangible assets exceed their implied fair value, an impairment loss equal to the difference will be recorded. Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2010 and 2009, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenue	49.5%	42.6%	46.7%	43.7%
Services and maintenance revenue	50.5	57.4	53.3	56.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenue	4.7	3.6	4.2	3.8
Cost of services and maintenance revenue	21.7	27.0	21.8	26.4
Total cost of revenues	26.4	30.6	26.0	30.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross profit	73.6	69.4	74.0	69.8

Operating expenses:
Selling and marketing	40.0	56.7	41.1	53.8
Research and development	18.0	22.3	19.4	20.6
General and administrative	15.8	18.9	16.2	20.7
Depreciation and amortization	5.3	6.9	5.3	6.4
Total operating expenses	79.1	104.8	82.0	101.5

Operating loss	(5.5)	(35.4)	(8.0)	(31.7)

Other income and expense:
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Total other income and expense	0.1	0.1	0.1	0.1

Loss before income taxes	(5.4)	(35.3)	(7.9)	(31.6)
Income tax provision	0.2	0.1	0.2	0.3
Net loss	(5.6)%	(35.4)%	(8.1)%	(31.9)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$13	$7	$18	$13
Cost of services and maintenance revenue	230	249	435	644
Selling and marketing	454	418	814	1,174
Research and development	337	391	526	724
General and administrative	408	297	749	872
Total non-cash share based compensation	$1,442	$1,362	$2,542	$3,427

(1)                   Non-cash share-based compensation recorded in the three- and six-month periods ended June 30, 2010 and 2009 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. We derive the majority of our revenues from sales of our software products. We sell our software products and services primarily through our direct sales force and in some cases we utilize resellers. We sell our hardware products primarily through resellers.

We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985-605), which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts. Revenue associated with the sale of our forensic hardware is recognized upon shipment to the customer, provided that all other criteria for revenue recognition have been met.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Product revenues:
Enterprise products	$6,065	73%	$3,507	$10,935	38%	$7,948
Forensic products	5,170	48%	3,483	8,742	18%	7,397
Total product revenues	11,235	61%	6,990	19,677	28%	15,345

Services and maintenance revenues:
Professional services	3,240	47%	2,200	6,283	26%	5,004
Training	2,064	7%	1,927	3,936	7%	3,663
Maintenance and other	6,167	16%	5,302	12,205	10%	11,076
Total services and maintenance revenues	11,471	22%	9,429	22,424	14%	19,743

Total revenues	$22,706	38%	$16,419	$42,101	20%	$35,088

Product Revenues

We generate product revenues principally from two product categories: Enterprise products and Forensic products. In late 2009, we redefined the categories that made up our product revenues. Our Enterprise products now include perpetual licenses and Pay-Per-Use fees related to our EnCase®  Enterprise, eDiscovery, Legal Hold, Data Audit & Policy Enforcement, EnCase® Cybersecurity and OEM add-on products. Our Forensic products now includes revenues related to EnCase®  Forensic, Portable, Neutrino®  mobile forensic device, Field Intelligence Model, our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years, and other third-party hardware. As of May 2010, we added a line of forensic hardware products to our Forensic products. Revenues from OEM, Neutrino®, Field Intelligence Model and other hardware were previously reported as Other product revenue. For comparability purposes, we have reclassified the 2009 categories as specified above; however, total product revenues remain unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $4.3 million, or 61%, and $4.3 million, or 28%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. The increase in Enterprise product revenues was primarily due to a $2.6 million and a $3.0 million increase in EnCase® Enterprise license revenues for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. The increase in EnCase® Enterprise license revenues was due to increased sales to our private and public sector customers. The increases in Forensic product revenues were due to growth in the forensic market and the addition of forensic hardware products that we acquired as a result of our acquisition of Tableau in May 2010.

Services and Maintenance Revenues

Services and maintenance revenues increased by $2.0 million, or 22%, and $2.7 million, or 14%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. Professional services revenues increased by $1.0 million, or 47%, and $1.3 million, or 26%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009, due to increased demand for both implementation services and eDiscovery services. Training revenues increased by $0.1 million, or 7%, and $0.3 million, or 7%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009, primarily due to increase in the travel and training budgets of our customers which resulted in increased in attendance at our customer training events. Maintenance revenue increased by $0.9 million, or 16%, and $1.1 million, or 10%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009, as a result of sustained increases in our installed product base and high annual renewal rates by customers continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Cost of product revenues	$1,072	80%	$595	$1,760	32%	$1,333
Cost of services and maintenance revenues:
Professional services	2,868	25%	2,303	5,272	2%	5,162
Training	1,505	1%	1,486	2,780	(6)%	2,956
Maintenance and other	555	(14)%	647	1,117	(3)%	1,148
Total cost of services and maintenance revenues	4,928	11%	4,436	9,169	(1)%	9, 266
Total cost of revenues	$6,000	19%	$5,031	$10,929	3%	$10,599

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Share-based compensation included above:
Cost of product revenues	$13		$7	$18		$13
Cost of services and maintenance revenues	$230		$249	$435		$644

Gross Margin Percentage
Products	90.5%		91.5%	91.1%		91.3%
Services and maintenance	57.0%		53.0%	59.1%		53.1%
Total	73.6%		69.4%	74.0%		69.8%

Cost of Product Revenues

Cost of product revenues consists principally of the cost of producing our software products, the cost of manufacturing our hardware products and product distribution costs, including the cost of compact discs, packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses. While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenues generated and result in higher gross margins than our services and training businesses. Our gross margins can be affected by product mix, as our Enterprise products are generally higher margin products than our Forensic products, which include software and hardware.

Cost of products revenues increased by $0.5 million, or 80%, and $0.4 million, or 32%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. These increases resulted primarily from an increase in forensic hardware product revenues as a result of our acquisition of Tableau in May 2010.

Cost of Services and Maintenance Revenues

The costs of professional services and training revenues are largely comprised of employee compensation costs, including share-based compensation costs, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenues increased by $0.5 million, or 11%, and decreased by $0.1 million, or 1%, for the three and six months ended June 30, 2010, respectively, as compare with the same periods in 2009. The increase for the three months ended June 30, 2010 was primarily due to higher compensation and benefits costs associated with an increase in headcount in these segments. The decrease for the six months ended June 30, 2010 was primarily due to slightly lower compensation and benefit costs during the first quarter of 2010 compared with the same period in 2009. Services and maintenance gross margin for the three months and six months ended June 30, 2010 increased to 57% and 59.1%, respectively, as compared with 53.0% and 53.1% for the same periods in 2009. The increases in gross margin were primarily a result of higher professional services utilization rates and reduced expenses.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Selling and marketing expenses	$9,060	(3)%	$9,316	$17,285	(8)%	$18,881
Research and development expenses	$4,096	12%	$3,662	$8,182	13%	$7,234
General and administrative expenses	$3,590	16%	$3,094	$6,847	(6)%	$7,249
Depreciation and amortization expenses	$1,204	6%	$1,132	$2,218	(2)%	$2,261
Share-based compensation included above:
Selling and marketing expenses	$454		$418	$814		$1,174
Research and development expenses	$337		$391	$526		$724
General and administrative expenses	$408		$297	$749		$872
As a percentage of revenue:
Selling and marketing expenses	40.0%		56.7%	41.1%		53.8%

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Research and development expenses	18.0%		22.3%	19.4%		20.6%
General and administrative expenses	15.8%		18.9%	16.2%		20.7%
Depreciation and amortization expenses	5.3%		6.9%	5.3%		6.4%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We employed was 127 and 151 sales and marketing personnel at June 30, 2010 and 2009, respectively.

Selling and marketing expenses decreased by $0.3 million, or 3%, and $1.6 million, or 8%, for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. The decrease in selling and marketing expenses was primarily due to lower compensation and related expenses associated with decreased headcount.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 94 at June 30, 2010 from 79 at June 30, 2009.

Research and development expenses increased by $0.4 million, or 12%, and $0.9 million, or 13%, for the three and six months ended June 20, 2010, respectively, as compared with the same periods in 2009. The increases were driven primarily by an increase in headcount and an increase in the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased by $0.5 million, or 16%, for the three months ended June 20, 2010 as compared with the same period in 2009. This increase is primarily attributable to the $0.2 million in expenses related to the Tableau acquisition and the timing of professional fees, audit and tax costs and costs associated with ensuring compliance with the Sarbanes-Oxley Act of 2002 during the three months ended June 30, 2010 as compared with the same period in 2009. For the six months ended June 30, 2010, general and administrative expenses decreased by $0.4 million, or 6%, as compared with the same period in 2009. This reduction was attributable to reduced bad debt expense and reduced professional fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets. Depreciation and amortization expenses for the three months ended June 30, 2010 increased by $72,000, or 6%, as compared with the same period in 2009, primarily due to the amortization of intangible assets of $182,000. Depreciation and amortization for the six months ended June 30, 2010 decreased by $43,000, or 2%, as compared with the same period in 2009, primarily due to certain of our assets becoming fully depreciated. We expect depreciation and amortization to increase for the remainder of 2010, primarily as a result of the amortization of intangible assets we acquired through our acquisition of Tableau in May 2010.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items. Interest income increased by $9,000 and $27,000 for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. The increase was due to slightly higher market interest rates earned on our cash and cash equivalents.

Income Tax Provision

We operate in multiple jurisdictions and are subsequently taxed pursuant to the tax laws of these jurisdictions. Our effective tax rate may be affected by changes in tax laws or their interpretations in any given jurisdiction, changes in utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. We recorded income tax provisions for the three and six months ended June 30, 2010 of $37,000 and $86,000, respectively, as compared with income tax provisions of $12,000 and $86,000 during the same periods in 2009. The income tax provision is primarily attributable to foreign income taxes and state/local franchise taxes, based on our estimated effective annual tax rate and taxable income (loss) for the current year. After consideration of all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, a full valuation allowance is maintained against our net deferred tax assets. Our estimated effective tax rate was 2.5% and 0.8% for the six months ended June 30, 2010 and 2009, respectively, which differs from the US statutory rate of 34% primarily due to the recording of state and foreign income taxes, non-deductible expenses and changes in valuation allowance.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. In December 2006, we issued and sold 3,250,000 shares of our common stock at $11.50 per share, for net proceeds of $34.8 million, in our initial public offering. As of June 30, 2010, we had $27.1 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $2.6 million for the six months ended June 30, 2010, as compared with $0.3 million for the same period in 2009. The increase in cash provided by operating activities was primarily a result of a decrease in our net loss to $3.4 million from $11.2 million, an increase of $1.7 million in accrued liabilities compared with a decrease of $0.9 million, partially offset by a smaller decrease in trade receivables of $4.9 million compared to $10.3 million.

Net cash used in investing activities was $12.0 million for the six months ended June 30, 2010 as compared with $1.5 million for the same period in 2009. The increase in cash used in investing activities is primarily due to the acquisition of Tableau in May 2010 for a net cash purchase price of $10.7 million.

Net cash used in financing activities was $59,000 for the six months ended June 30, 2010, as compared with cash used in financing activities of $1.1 million during the same period in 2009. The decrease in cash used in financing activities was due primarily to the repurchase of $1.0 million of our common stock during the six months ended June 30, 2009.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. At June 30, 2010, there were no amounts outstanding under this line of credit. The line of credit requires that we remain in compliance with certain financial covenants, and at June 30, 2009 we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of the covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. At June 30, 2010, we were in compliance with the covenants associated with the revolving line of credit.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At June 30, 2010, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2009 was approximately $15.0 million, of which $3.7 million is due during 2010. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Revenue Recognition (Accounting standards codification (ASC) 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price,” provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, the Company has adopted these standards with no material impact on our consolidated financial statements.

Compensation- Stock Compensation (ASC 718): In April 2010, the FASB issued an update to Compensation-Stock Compensation. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity.  The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Revenue Recognition (ASC 605): In April 2010, an update was made to Revenue Recognition - “Milestone Method of Revenue Recognition.” The update to Revenue Recognition provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantative. Effective prospectively for milestones achieved in fiscal year and interim periods beginning on or after June 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

Item 3.                                    Quantitative and Qualitative Disclosure about Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates, interest rates and credit risk. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk. To date, substantially all of our international sales have been denominated in US dollars, and therefore, the majority of our revenues are not subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, but such changes have historically had relatively little impact on our operating results and cash flows. A strengthening of the dollar could make our products and services less competitive in foreign markets and therefore could reduce our revenues. In the future, an increased portion of our revenues and costs may be denominated in foreign currencies. We do not enter into derivative instrument transactions for trading or speculative purposes.

Interest Rate Risk. At June 30, 2010, our investment portfolio, consisting of highly liquid debt instruments of the US government, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2010, we had approximately $6.2 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 14,000 and 39,000 common shares for the three and six months ended June 30, 2010, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Dated: August 11, 2010