Form 10-Q
period 2010-09-30
Guidance Software, Inc.
filed 2010-11-10
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 9, 2010, there were approximately 24,605,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item  1.                               Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,780	$36,585
Trade receivables, net of allowance for doubtful accounts of $624 and $1,000, respectively	19,045	16,932
Inventory	1,070	275
Prepaid expenses and other current assets	2,250	1,958
Total current assets	44,145	55,750
Long-term assets:
Property and equipment, net	11,880	12,835
Intangible assets, net	5,331	—
Goodwill, net	3,711	—
Other assets	434	434
Total long-term assets	21,356	13,269

Total assets	$65,501	$69,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,543	$3,226
Accrued liabilities	5,935	4,143
Capital lease obligations	59	75
Deferred revenues	30,227	32,336
Total current liabilities	38,764	39,780

Long-term liabilities:
Rent incentives	1,403	1,929
Capital lease obligations	75	96
Deferred revenues	3,400	3,752
Total long-term liabilities	4,878	5,777

Commitments and Contingencies — See Note 12

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,726,000 and 23,506,000 shares issued, respectively; and 22,884,000 and 22,975,000 shares outstanding, respectively	23	23
Additional paid-in capital	66,864	62,683
Treasury stock, at cost, 842,000 and 531,000 shares, respectively	(3,708)	(2,080)
Accumulated deficit	(41,320)	(37,164)
Total stockholders’ equity	21,859	23,462

Total liabilities and stockholders’ equity	$65,501	$69,019

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenue	$11,908	$8,489	$31,585	$23,834
Services and maintenance revenue	11,939	10,523	34,363	30,266
Total revenues	23,847	19,012	65,948	54,100

Cost of revenues:
Cost of product revenue	1,513	641	3,273	1,974
Cost of services and maintenance revenue	4,924	4,282	14,093	13,548
Total cost of revenues	6,437	4,923	17,366	15,522

Gross profit	17,410	14,089	48,582	38,578

Operating expenses:
Selling and marketing	8,955	8,507	26,240	27,388
Research and development	4,432	3,363	12,614	10,597
General and administrative	3,544	3,331	10,391	10,580
Depreciation and amortization	1,250	1,097	3,468	3,358
Total operating expenses	18,181	16,298	52,713	51,923

Operating loss	(771)	(2,209)	(4,131)	(13,345)
Other income and expense:
Interest income	12	27	69	57
Interest expense	(1)	(2)	(4)	(8)
Other income, net	1	18	—	27
Total other income and expense	12	43	65	76

Loss before income taxes	(759)	(2,166)	(4,066)	(13,269)
Income tax provision	4	(1)	90	85
Net loss	$(763)	$(2,165)	$(4,156)	$(13,354)

Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.18)	$(0.58)
Diluted	$(0.03)	$(0.09)	$(0.18)	$(0.58)

Weighted average number of shares used in per share calculation:
Basic	23,036	22,917	23,048	23,137
Diluted	23,036	22,917	23,048	23,137

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net loss	$(4,156)	$(13,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,468	3,358
Benefit for doubtful accounts	(48)	(102)
Share-based compensation	3,885	4,717
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Trade receivables	(1,542)	4,628
Prepaid expenses, inventory and other assets	(358)	60
Accounts payable	(810)	(1,441)
Accrued liabilities	1,213	(591)
Deferred revenues	(2,461)	434
Net cash used in operating activities	(808)	(2,291)

Investing Activities:
Purchase of property and equipment	(1,917)	(1,738)
Acquisition, net of cash acquired	(10,686)	—
Net cash used in investing activities	(12,603)	(1,738)

Financing Activities:
Proceeds from the exercise of stock options	296	—
Common stock repurchased or withheld	(1,628)	(1,603)
Principal payments on capital lease obligations	(62)	(137)
Net cash used in financing activities	(1,394)	(1,740)

Net decrease in cash and cash equivalents	(14,805)	(5,769)
Cash and cash equivalents, beginning of period	36,585	36,006
Cash and cash equivalents, end of period	$21,780	$30,237

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$2	$5
Income taxes	$56	$234

Non-cash activities:
Capital lease obligations incurred to acquire assets	$26	$40
Purchase of equipment included in accounts payable and accrued expenses	$162	$167

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. The balance sheet as of December 31, 2009 has been derived from our audited consolidated financial statements. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2010. The operating results for the three-month and nine-month periods ended September 30, 2010 and cash flows for the nine months period ended September 30, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2010 and our results of operations and cash flows for the periods ended September 30, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Prior Period Adjustment

The Company recorded out-of-period adjustments for the three and nine months ended September 30, 2010 which decreased the net loss and the deferred revenue balance by $531,000. The adjustments relate to deferred revenue of $408,000 and bad debt recoveries of $123,000 that should have been recognized in income in prior periods.  Had the Company recorded these adjustments in the appropriate periods net loss for 2009, 2008, and 2007 would have been reduced by $23,000, $167,000, $145,000, respectively, and the opening accumulated deficit as of January 1, 2007 would have been reduced by $196,000.

The Company and the Audit Committee have determined that these adjustments are not material to the prior periods, the trend of earnings, and the expected annual 2010 consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying value of certain financial instrument, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value based on their short-term nature. Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our capital lease obligations also approximate fair value.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. A two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying amount of the reporting unit goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangibles are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying amounts of the indefinite-lived intangible assets exceed their implied fair value, an impairment loss equal to the difference will be recorded.

Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At September 30, 2010, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $20.6 million as of September 30, 2010. At September 30, 2010, all of our cash equivalents consisted of financial institution and US governmental debt obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

Revenue Recognition (Accounting Standards Codification (ASC) 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price,” provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, we have adopted these standards with no material impact on our consolidated financial statements.

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

Revenue Recognition (ASC 605): In April 2010, an update was made to Revenue Recognition - “Milestone Method of Revenue Recognition.” The update to Revenue Recognition provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Effective prospectively for milestones achieved in fiscal year and interim periods beginning on or after June 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

Note 3. Business Combination

On May 7, 2010, we acquired substantially all of the assets of Tableau, a privately-held developer and manufacturer of computer forensic products for approximately $10.7 million in cash (net of cash acquired of $1.6 million). We incurred $0.2 million in acquisition-related costs. We acquired Tableau to extend our existing leadership in computer forensics technology by offering software and hardware to better fulfill the needs of the computer forensic community. This transaction closed on May 7, 2010 and the results of operations of Tableau have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. For the three and nine months ended September 30, 2010, product revenues included $2.0 million and $2.9 million, respectively, of revenue from Tableau.

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

The following are pro forma condensed consolidated financial statements of the combined entity as though the business combination had been as of the beginning of our annual reporting period and as of the beginning of the comparable annual reporting period (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$23,847	$20,792	$68,182	$58,657
Total net expenses	24,606	22,473	71,929	70,620
Loss before income taxes	(759)	(1,681)	(3,747)	(11,963)
Income tax provision	4	(1)	90	85
Net loss	$(763)	$(1,680)	$(3,837)	$(12,048)

Net loss per share — basic and diluted	$(0.03)	$(0.07)	$(0.17)	$(0.52)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(763)	$(2,165)	$(4,156)	$(13,354)
Denominator:
Basic weighted average shares outstanding	23,036	22,917	23,048	23,137
Effect of dilutive stock options and non-vested share awards	—	—	—	—
Diluted weighted average shares outstanding	23,036	22,917	23,048	23,137

Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.18)	$(0.58)
Diluted	$(0.03)	$(0.09)	$(0.18)	$(0.58)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 5,469,000 and 4,929,000 shares as of September 30, 2010 and 2009, respectively.

Note 5. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2010, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, we withheld approximately 5,000 and 44,000 common shares for the three and nine months ended September 30, 2010, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$8,999	$8,999	$—	$—
Money market account	6,580	6,580	—	—
Total cash equivalents	$15,579	$15,579	$—	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$5,000	$5,000	$—	$—
Money market account	25,525	25,525	—	—
Total cash equivalents	$30,525	$30,525	$—	$—

Note 7. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There were no impairment charges related to goodwill or indefinite-lived intangible assets as of September 30, 2010. Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets information (in thousands):

Balance at March 31, 2010	Goodwill Acquired	In-process research and development	Balance at September 30, 2010

$—	$3,711	$1,100	$4,811

During the second quarter of 2010, the Company acquired substantially all of the assets of Tableau resulting in acquired intangible assets. With the exception of customer relationships, which is amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful life as noted in Note 3 above.

The following table summarizes cumulative amortization expense related to intangible assets as of September 30, 2010 (in thousands):

	Nine Months Ended September 30, 2010
	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(44)	$1,056
Existing and developed technology	1,200	(239)	961
Customer relationships	575	(89)	486
Trade names	1,800	(72)	1,728
Total	$4,675	$(444)	$4,231

The following table summarizes the estimated remaining amortization expense through the year 2014 and thereafter (in thousands):

Year ending	Amortization Expense
2010	$270
2011	1,036
2012	599
2013	373
2014	373
Thereafter	1,580
Total amortization expense	$4,231

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

As of September 30, 2010, we were in compliance with the covenants associated with the revolving line of credit. There were no amounts outstanding under this line of credit at September 30, 2010 or December 31, 2009.

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

At September 30, 2010, approximately 1,699,000 shares remain available for grant as stock options or restricted stock awards under the Second Amended and Restated Plan.

Stock Options

The terms of the stock options granted are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock options activity for the nine months ended September 30, 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000
Granted	327,000	$5.37
Exercised	(66,000)	$4.47
Forfeited or expired	(322,000)	$9.66
Outstanding, September 30, 2010	3,724,000	$8.37		$2,073,000
Exercisable, September 30, 2010	2,291,000	$7.63		$1,434,000

We define in-the-money options at September 30, 2010 as options that had exercise prices that were lower than the $5.84 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,582,000 shares that were in-the-money at that date, of which 1,126,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity for the nine months ended September 30, 2010 follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2009	1,043,000	$7.27
Granted	993,000	5.60
Vested	(153,000)	6.10
Forfeited	(138,000)	6.79
Outstanding, September 30, 2010	1,745,000	$6.47

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2010 was $933,000.

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

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.1%	3.0%	2.9%	2.2%
Dividend yield	—%	—%	—%	—%
Expected life (years)	6.25	6.25	6.25	6.25
Volatility	68.6%	57.9%	56.2%	61.4%
Weighted average grant date fair value	$3.07	$2.21	$3.04	$2.32

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock option awards	$410	$690	$1,530	$2,841
Restricted stock awards	933	600	2,355	1,876
Share-based compensation expense	$1,343	$1,290	$3,885	$4,717

As of September 30, 2010, there was approximately $2.5 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years and approximately $8.2 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years. We expect to record approximately $1.3 million in share-based compensation for the remainder of fiscal year 2010 related to stock options and restricted stock awards outstanding at September 30, 2010.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2010, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

	Three Months Ended September 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$11,908	$3,495	$1,933	$6,511	$23,847
Cost of revenues	1,513	2,958	1,320	646	6,437
Gross profit	$10,395	$537	$613	$5,865	17,410
Total operating expenses					18,181
Operating loss					$(771)

	Three Months Ended September 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$8,489	$2,732	$1,977	$5,814	$19,012
Cost of revenues	641	2,456	1,206	620	4,923
Gross profit (loss)	$7,848	$276	$771	$5,194	14,089
Total operating expenses					16,298
Operating loss					$(2,209)

	Nine Months Ended September 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$31,585	$9,778	$5,869	$18,716	$65,948
Cost of revenues	3,273	8,230	4,100	1,763	17,366
Gross profit	$28,312	$1,548	$1,769	$16,953	48,582
Total operating expenses					52,713
Operating loss					$(4,131)

	Nine Months Ended September 30, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$23,834	$7,737	$5,640	$16,889	$54,100
Cost of revenues	1,974	7,618	4,162	1,768	15,522
Gross profit (loss)	$21,860	$119	$1,478	$15,121	38,578
Total operating expenses					51,923
Operating loss					$(13,345)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
United States	$20,518	$15,534	$55,505	$43,137
Europe	2,145	2,291	6,395	7,892
Asia	431	395	1,434	1,203
Other	753	792	2,614	1,868
	$23,847	$19,012	$65,948	$54,100

Note 14. Inventory

Inventory is comprised of hardware and packaged software components and finished goods and is valued at the lower of cost or market, using the first-in first-out method. The following table sets forth, by major classes, inventory as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Inventory:
Components	$430	$275
Finished goods	640	—
Total inventory	$1,070	$275

Note 15. Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations under our capital and operating leases as disclosed in Note 7 and Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

In May 2010, we executed a 4-year lease with an entity owned by one of our executives for our facility in Waukesha, Wisconsin. We made payments for rent and operating expenses of approximately $37,500 and $62,500 for the three months and nine months ended September 30, 2010, respectively.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As a result of our acquisition of Tableau, during the nine months ended September 30, 2010, we included the following in our critical accounting policy and estimates:

Goodwill and indefinite-lived intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Intangibles — Goodwill and Other (ASC 350). Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. A two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying value of  an indefinite-lived intangible asset exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2010 and 2009, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenue	49.9%	44.7%	47.9%	44.1%
Services and maintenance revenue	50.1	55.3	52.1	55.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenue	6.3	3.4	5.0	3.7
Cost of services and maintenance revenue	20.7	22.5	21.3	25.0
Total cost of revenues	27.0	25.9	26.3	28.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross profit	73.0	74.1	73.7	71.3

Operating expenses:
Selling and marketing	37.5	44.7	39.8	50.6
Research and development	18.6	17.7	19.1	19.6
General and administrative	14.9	17.5	15.8	19.6
Depreciation and amortization	5.2	5.8	5.3	6.2
Total operating expenses	76.2	85.7	80.0	96.0

Operating loss	(3.2)	(11.6)	(6.3)	(24.7)

Other income and expense:
Interest income	—	0.1	0.1	0.1
Interest expense	—	—	—	—
Other income, net	—	0.1	—	0.1
Total other income and expense	—	0.2	0.1	0.2

Loss before income taxes	(3.2)	(11.4)	(6.2)	(24.5)
Income tax provision	—	—	0.1	0.2
Net loss	(3.2)%	(11.4)%	(6.3)%	(24.7)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$18	$5	$36	$18
Cost of services and maintenance revenue	215	241	650	885
Selling and marketing	398	393	1,212	1,567
Research and development	331	291	857	1,015
General and administrative	381	360	1,130	1,232
Total non-cash share based compensation	$1,343	$1,290	$3,885	$4,717

(1)                   Non-cash share-based compensation recorded in the three- and nine-month periods ended September 30, 2010 and 2009 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Product revenues:
Enterprise products	$6,256	16%	$5,399	$16,613	32%	$12,592
Forensic products	5,652	83%	3,090	14,972	33%	11,242
Total product revenues	11,908	40%	8,489	31,585	33%	23,834

Services and maintenance revenues:
Professional services	3,495	28%	2,732	9,778	26%	7,737
Training	1,933	(2)%	1,977	5,869	4%	5,640
Maintenance and other	6,511	12%	5,814	18,716	11%	16,889
Total services and maintenance revenues	11,939	13%	10,523	34,363	14%	30,266

Total revenues	$23,847	25%	$19,012	$ %	22	$54,100

Product Revenues

We generate product revenues principally from two product categories: Enterprise products and Forensic products. In late 2009, we redefined the categories that made up our product revenues. Our Enterprise products now include perpetual licenses and Pay-Per-Use fees related to our EnCase®  Enterprise, eDiscovery, Legal Hold, Data Audit & Policy Enforcement, EnCase® Cybersecurity and OEM add-on products. Our Forensic products now includes revenues related to EnCase®  Forensic, Portable, Neutrino®  mobile forensic device, Field Intelligence Model, and other third-party hardware. Our Forensic products also include our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. As of May 2010, we added a line of forensic hardware products to our Forensic products. Revenues from OEM, Neutrino®, Field Intelligence Model and other hardware were previously reported as Other product revenue. For comparability purposes, we have reclassified the 2009 categories as specified above; however, total product revenues remain unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $3.4 million, or 40%, and $7.8 million, or 33%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increases in product revenues were primarily due to a $2.6 million and $3.7 million increase in Forensic product revenues for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increase in Forensic product revenues were due to the addition of revenue through sales of forensic hardware products that we acquired as a result of our acquisition of Tableau in May 2010 and growth in the forensic software market. EnCase® Enterprise license revenues increased $0.9 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increase in EnCase® Enterprise license revenues was due to increased sales to our private and public sector customers.

Services and Maintenance Revenues

Services and maintenance revenues increased by $1.4 million, or 13%, and $4.1 million, or 14%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. Professional services revenues increased by $0.8 million, or 28%, and $2.0 million, or 26%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009, due to increased demand for both implementation and eDiscovery services as a result of the increase in enterprise product sales compared to the prior year. Training revenues for the three months ended September 30, 2010 were flat while training revenues increased by $0.2 million, or 4%, for the nine months ended September 30, 2010, as compared with the same period in 2009. The increase for the nine month period was primarily due to increases in the travel and training budgets of our customers, which resulted in increased training attendance. Maintenance revenue increased by $0.7 million, or 12%, and $1.8 million, or 11%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009, as a result of sustained increases in our installed product base and high annual renewal rates by customers continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Cost of product revenues	$1,513	136%	$641	$3,273	66%	$1,974
Cost of services and maintenance revenues:
Professional services	2,958	20%	2,456	8,230	8%	7,618
Training	1,320	9%	1,206	4,100	(1)%	4,162
Maintenance and other	646	4%	620	1,763	—%	1,768
Total cost of services and maintenance revenues	4,924	15%	4,282	14,093	4%	13,548
Total cost of revenues	$6,437	31%	$4,923	$17,366	12%	$15,522
Share-based compensation included above:
Cost of product revenues	$18		$5	$36		$18
Cost of services and maintenance revenues	$215		$241	$650		$885

Gross Margin Percentage
Products	87.3%		92.4%	89.6%		91.7%
Services and maintenance	58.8%		59.3%	59.0%		55.2%
Total	73.0%		74.1%	73.7%		71.3%

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

Cost of products revenues increased by $0.9 million, or 136%, and $1.3 million, or 66%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. These increases resulted primarily from an increase in forensic hardware product revenues as a result of our acquisition of Tableau in May 2010.

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

Total cost of services and maintenance revenues increased by $0.6 million, or 15%, and $0.5 million, or 4%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increases were primarily due to higher compensation and benefits costs associated with an increase in headcount in these segments. Services and maintenance gross margins for the three months ended September 30, 2010, were relatively flat as compared with the same period in 2009. For the nine months ended September 30, 2010, services and maintenance gross margin increased to 59.0% as compared with 55.2% in the same period in 2009, resulting primarily from overall higher professional services utilization rates and reduced expenses.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	Change %	2009	2010	Change %	2009
Selling and marketing expenses	$8,955	5%	$8,507	$26,240	(4)%	$27,388
Research and development expenses	$4,432	32%	$3,363	$12,614	19%	$10,597
General and administrative expenses	$3,544	6%	$3,331	$10,391	(2)%	$10,580
Depreciation and amortization expenses	$1,250	14%	$1,097	$3,468	3%	$3,358
Share-based compensation included above:
Selling and marketing expenses	$398		$393	$1,212		$1,567
Research and development expenses	$331		$291	$857		$1,015
General and administrative expenses	$381		$360	$1,130		$1,232
As a percentage of revenue:
Selling and marketing expenses	37.6%		44.7%	39.8%		50.6%
Research and development expenses	18.6%		17.7%	19.1%		19.6%
General and administrative expenses	14.9%		17.5%	15.8%		19.6%
Depreciation and amortization expenses	5.2%		5.8%	5.3%		6.2%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We employed 124 and 135 sales and marketing personnel at September 30, 2010 and 2009, respectively.

Selling and marketing expenses increased by $0.4 million, or 5%, and decreased by $1.1 million, or 4%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increase in selling and marketing expenses for the three month period was primarily due to increased compensation costs associated with increased product revenues and the decrease in selling and marketing expenses for the nine month period was primarily due to reduced compensation and related expenses associated with decreased headcount.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 92 at September 30, 2010 from 79 at September 30, 2009.

Research and development expenses increased by $1.1 million, or 32%, and $2.0 million, or 19%, for the three and nine months ended September 20, 2010, respectively, as compared with the same periods in 2009. The increases were primarily due to the acquisition of Tableau in May 2010 as well as an increase in the scope and number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased by $0.2 million, or 6%, for the three months ended September 20, 2010 as compared with the same period in 2009. This increase is primarily attributable to increases in compensation and related overhead expenses, offset by reductions in legal fees and bad debt expense, as compared with the same period in 2009. For the nine months ended September 30, 2010, general and administrative expenses decreased by $0.2 million, or 2%, as compared with the same period in 2009. This reduction was primarily attributable to reduced professional services fees and reduced compensation and related overhead expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets. Depreciation and amortization expenses increased by $0.2 million, or 14%, and $0.1 million, or 3%, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increases were primarily due to the amortization of intangible assets we acquired through our acquisition of Tableau in May 2010.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances and other miscellaneous income and expense items. Interest income decreased by $15,000 for the three months ended September 30, 2010, due to our lower cash and cash equivalents balance, and the corresponding decrease in earned interest, compared with the same period in 2009. For the nine months ended September 30, 2010, interest income increased by $12,000, compared with the same period in 2009. The increase was due to slightly higher market interest rates earned on our cash and cash equivalents.

Income Tax Provision

We operate in multiple jurisdictions and are subsequently taxed pursuant to the tax laws of these jurisdictions. Our effective tax rate may be affected by changes in tax laws or their interpretations in any given jurisdiction, changes in utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. We recorded income tax provisions for the three and nine months ended September 30, 2010 of $4,000 and $90,000, respectively, as compared with income tax benefit of $1,000 and provision of $85,000 during the same periods in 2009. The income tax provision is primarily attributable to foreign income taxes and state/local franchise taxes, based on our estimated effective annual tax rate and taxable income (loss) for the current year. After consideration of all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, a full valuation allowance is maintained against our net deferred tax assets. Our estimated effective tax rate was 2.2% and 0.6% for the nine months ended September 30, 2010 and 2009, respectively, which differs from the US statutory rate of 34% primarily due to the recording of state and foreign income taxes, non-deductible expenses and changes in valuation allowance.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. In December 2006, we issued and sold 3,250,000 shares of our common stock at $11.50 per share, for net proceeds of $34.8 million, in our initial public offering. As of September 30, 2010, we had $21.8 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $0.8 million for the nine months ended September 30, 2010, as compared with $2.3 million for the same period in 2009. The decrease in cash used in operating activities was primarily a result of a decrease in our net loss to $4.2 million from $13.4 million, a decrease in trade receivables of $1.5 million compared to an increase of $4.6 million, a decrease in deferred revenues of $2.5 million compared to an increase of $0.4 million, partially offset by an increase in accrued liabilities of $1.2 million compared to a decrease of $0.6 million.

Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2010 as compared with $1.7 million for the same period in 2009. The increase in cash used in investing activities is primarily due to the acquisition of Tableau in May 2010 for a net cash purchase price of $10.7 million.

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2010, as compared with cash used in financing activities of $1.7 million during the same period in 2009. The decrease in net cash used in financing activities was due primarily to an increase of $0.3 million in proceeds received from the exercise of our stock option grants during the nine months ended September 30, 2010.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. At September 30, 2010, there were no amounts outstanding under this line of credit. The line of credit requires that we remain in compliance with certain financial covenants, and at June 30, 2009 we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of the 2009 fiscal year, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of the covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. At September 30, 2010, we were in compliance with the covenants associated with the revolving line of credit.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At September 30, 2010, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2009 was approximately $15.0 million, of which $3.7 million is due during 2010. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Revenue Recognition (Accounting Standards Codification (ASC) 605): In October 2009, an update was made to Revenue Recognition—“Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price,” provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, we have adopted these standards with no material impact on our consolidated financial statements.

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

Revenue Recognition (ASC 605): In April 2010, an update was made to Revenue Recognition - “Milestone Method of Revenue Recognition.” The update to Revenue Recognition provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Effective prospectively for milestones achieved in fiscal year and interim periods beginning on or after June 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

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

Interest Rate Risk. At September 30, 2010, our investment portfolio, consisting of highly liquid debt instruments of the US government, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2010, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 5,000 and 44,000 common shares for the three and nine months ended September 30, 2010, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

The following table summarizes our purchases of common stock:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.99	22,500	$7,866,000
September 2008	20,000	$5.98	20,000	$7,750,000
May 2009	98,915	$3.31	98,915	$7,422,000
June 2009	173,100	$3.63	173,100	$6,794,000
July 2009	95,836	$3.78	95,836	$6,432,000
August 2009	54,850	$3.86	54,850	$6,220,000
August 2010	141,356	$5.07	141,356	$5,503,000
September 2010	125,045	$5.27	125,045	$4,844,000
Total	731,602		731,602	$4,844,000

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

Dated: November 10, 2010