Form 10-K
period 2010-12-31
Guidance Software, Inc.
filed 2011-03-02
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,153,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 28, 2011, there were approximately 23,075,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

TRADEMARKS

“Guidance Software,” “EnCase,” “EnScript,” “FastBloc,” “CEIC,” “EnCE,” “Neutrino,” “EnCEP,” “Tableau” and other trademarks or service marks of Guidance appearing in this Annual Report are registered trademarks or trademarks of Guidance in the United States and in certain other jurisdictions. This report also contains additional trade names, trademarks and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

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

Overview

Guidance Software, Inc. is the leading global provider of digital investigative solutions. Our EnCase® platform provides an investigative infrastructure that allows our customers the capability to digitally investigate human resources matters, allegations of fraud, suspicious network endpoint activity and defend their organization’s data assets with our forensically sound solutions.

EnCase ® Enterprise provides organizations the visibility into user-controlled areas of the network to determine if there are any risks to the data present on their network. EnCase® Enterprise provides in-depth visibility into laptops, desktops, file servers and email servers to quickly determine the root cause of suspicious network activity. In addition, powerful incident response capabilities allow an organization to determine exactly what, where, how and when an incident took place along with the tools to remediate any malicious code or processes running on the affected computers to return the network to a trusted state.

EnCase ® eDiscovery is our enterprise-wide eDiscovery solution that operates from a central location to automatically perform search, collection, preservation and processing of electronically stored information (ESI) from unstructured and semi-structured data stores, such as: workstations, laptops, servers, removable storage devices, archiving and content management solutions, with no business disruption to end-users. EnCase® eDiscovery scales to meet the needs of all sizes and types of organizations, while providing a time efficient, cost effective, world class in-house eDiscovery solution.

EnCase ® Cybersecurity complements and augments existing IT Security applications, such as Data Loss Prevention (DLP), Intrusion Detection System (IDS), or Security Information Management (SIM) tools, by providing organizations that have identified a high-level alert with forensic-level visibility of the offending endpoint data, valuable information from memory, and the ability to search the enterprise for identical or similar threats. These capabilities allow a complete investigation of the alert, so an organization can understand the extent and location(s) of the problem.

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

On May 7, 2010, we acquired the assets of Tableau, LLC (“Tableau”), a privately-held developer and manufacturer of computer forensic products. Through the acquisition, we added a family of forensic hardware products including forensic duplicators, multiple write blockers and other hardware to extend our existing leadership in computer forensics technology by offering hardware that complements our industry-leading software to strengthen our leadership position and better fulfill the needs of the computer forensic community.

We complement our product offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products. All of our brands are based on the EnCase® platform, and our products are used by a wide variety of industries and some of the world’s best known technology, financial and insurance services, defense, energy, pharmaceutical, manufacturing, healthcare and retail companies. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 150 companies in the Fortune 500, and we have sold our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide.

For the fiscal year ended December 31, 2010, we reported total revenues of $91.9 million, employed approximately 371 employees and conducted business in over 75 countries. We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

Our Internet address is http://www.guidancesoftware.com. The following filings are posted to our Investor Relations web site, located at http://investors.guidancesoftware.com as soon as reasonably practical after submission to the United States (U.S.) Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the proxy statements related to our most recent annual stockholders’ meetings and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any reference to these web sites are intended to be inactive textual references only.

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

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective and precise digital investigations. Our EnCase® Enterprise software, EnCase® eDiscovery, EnCase® Legal Hold and EnCase® Cybersecurity, provide the foundation to build an enterprise investigation infrastructure. Furthermore, we believe our EnCase® Forensic software is the industry standard for searching, collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. With the addition of forensic hardware products through our acquisition of Tableau, we have expanded our product line addressing the complete forensic process. We also offer a comprehensive array of forensic investigation and training services to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

EnCase ® Enterprise

EnCase ® Enterprise provides an investigative platform that enables an organization to search, collect, preserve and analyze data on the servers, desktops and laptops across the network. EnCase® Enterprise enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to requests from regulators or for civil litigation matters and take decisive action in the face of security and data breaches, whether the origin of the worm, virus or other exploit is internal (e.g., “rogue employees”) or external (e.g., “hackers”).

EnCase ® Enterprise serves as the platform for an enterprise investigative infrastructure, to which additional products can be added to enhance and automate the search, collection, preservation and analysis of data in order to accomplish specific business tasks such as: responding to electronic discovery requests; performing proactive, enterprise-wide, data audits for sensitive information, including personally identifiable information, classified data, and intellectual property; and responding to and remediating network threats or intrusions. These products, which can be added to perform the functions above, include EnCase® eDiscovery, EnCase® Portable and EnCase® Cybersecurity.

EnCase ® eDiscovery

EnCase ® eDiscovery performs automated search, collection, preservation and processing of ESI around the clock in a forensically sound manner. Using a distributed enterprise-wide scalable architecture, it collects and processes only potentially relevant data. In addition, evidence and metadata are preserved in the court validated EnCase® Evidence File format to ensure complete chain of custody from the moment the legal hold is issued until load files are generated for attorney review. EnCase® eDiscovery tracks collection results in a database so that the status of the data collection effort can be viewed and communicated to others.

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

We license and price our product in a variety of ways. In addition to a traditional perpetual software license, in which the license revenue is recorded once we deliver the product to our customer (presuming all other criteria of revenue recognition have been met), we enable customers to pay for eDiscovery software as they use it under a Pay-Per-Use pricing option, whereby revenue will be recorded as our customers use the software to search, collect and process data. In addition to our corporate clients, the Pay-Per-Use pricing option is ideally suited to enable third party service providers with our software offering.

The eDiscovery market has been fragmented, lacking a fully integrated solution, and relying on multiple point solutions, which breeds inefficiencies, causes delays, increase risk and, ultimately, costs. Typically, in any given technology market, the introduction of integrated offerings drives broader technology adoption, and the eDiscovery market should be no different. In August 2010, the Company delivered Version 4 of EnCase® eDiscovery, the industry’s first fully integrated eDiscovery solution. Version 4 of EnCase® eDiscovery provides customers’ legal and IT teams with one integrated software solution that delivers all of the functionality that organizations desire for in-house electronic discovery, including:

•                          Legal hold,

•                          Pre-collection analytics,

•                          Identification, preservation and collection,

•                          Processing, analysis, and early case Assessment, and

•                          First-Pass review.

EnCase ® Cybersecurity

EnCase ® Cybersecurity is unlike other security solutions currently being used by IT professionals.  While every other solution defends against known threats, EnCase® Cybersecurity is used to expose, analyze and remediate the unknown elements within a network. Undiscovered threats are identified and mitigated across an entire network. This is what we call Cyber Forensic Security.  EnCase® Cybersecurity was designed using National Security Administration’s (NSA) Layer-Upon-Layer Security Model, supports Payment Card Industry (PCI) compliance, exposes covert malicious code and processes, including polymorphic and metamorphic code, performs scans, remediation, and recovery without disruption to operations or users, and audits for and identifies sensitive data, data spillage, and threats which evade traditional security solutions.

EnCase ® Forensic

EnCase ® Forensic software is the industry leading tool for searching, collecting, preserving and analyzing computer forensic data and authenticating such data in court. EnCase® Forensic enables an investigator to conduct the full array of forensic functions on a single machine while preserving the integrity of the evidence for future use in court. Used by investigators and consultants in law enforcement, government agencies, small businesses, consulting firms and corporations, EnCase® Forensic software provides a robust way to authenticate, search and recover computer evidence rapidly and thoroughly.

EnCase ® Forensic has the same capabilities as the Examiner in our EnCase® Enterprise software, other than the capability to search across networks. Computer evidence recovered with EnCase® Forensic software has been approved and validated in thousands of court proceedings in local, state and federal jurisdictions all over the world.

EnCase ® Portable

EnCase® Portable is a forensic data collection solution on a USB drive that almost anyone can use. It enables personnel not trained in computer forensics to forensically acquire documents, Internet history and artifacts, images, and other digital evidence, including entire hard drives all by connecting a USB device rather than a laptop. Also, law enforcement, government, law firm and corporate customers can cost effectively target systems that are not on the network, cannot be transported or multiple systems simultaneously where it is cost prohibitive to acquire data with laptops. EnCase® Portable leverages the powerful search and acquisition capabilities of EnCase® software. In April 2010, we released Version 2 of EnCase® Portable with twice the speed as the previous version and increased capabilities of keyword searching and image viewing all while maintaining the forensic integrity of the data acquired.

Tableau Hardware

On May 7, 2010, we acquired the assets of Tableau, LLC, and incorporated Tableau hardware into our forensic product line.  Tableau hardware includes write blockers, forensic duplicators and storage devices.  Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase ® Forensic.  Tableau storage products — perhaps used in conjunction with write blockers or forensic duplicators — provide high performance, high availability storage for data acquired and produced during forensic examinations.

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

We operate two training classrooms in Pasadena, California, two near Washington, D.C., one in Houston, Texas, one near Chicago, Illinois and two near London, England. In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central and South America, Europe, Africa, the Middle East and Asia/the Pacific Rim (as permitted by U.S. Export Regulations). In 2010, we conducted training classes in 34 different countries. In addition to offering courses in English, we have begun to localize our courses by converting the course content and manuals into other languages, and delivering the courses in those languages. To date, we have created courses in German, Spanish, Korean, Romanian, Polish, Japanese and Chinese. During 2008, we also began offering online-training courses, which we call OnDemand training.

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

EnCE ® Certification

The EnCE® program certifies the competency of public and private sector employees in the best practices of computer forensic investigations and in the proper use of EnCase® while conducting such investigations. In order to obtain EnCE® certification, professionals must have at least 12 months of computer forensic experience or attended 64 hours of authorized computer forensic training and pass a dual-phase EnCE® examination. EnCE® certification acknowledges that professionals have mastered computer forensic investigation methodology as well as the use of EnCase® during complex computer examinations. Our EnCE® program is recognized by both the law enforcement and corporate communities as a symbol of in-depth computer forensics knowledge, and EnCE® certification illustrates that an investigator is a skilled computer examiner. As of December 31, 2010, more than 2,600 people worldwide had achieved EnCE® certification.

EnCEP ™ Certification

In late 2009 the EnCase® Certified eDiscovery Practitioner (EnCEP™) certification was developed. The program certifies private and public sector professionals in the use of Guidance Software’s EnCase® eDiscovery software, as well as their proficiency in eDiscovery planning, project management and best practices spanning legal hold to load file creation. EnCase® eDiscovery is the leading eDiscovery solution for the search, collection, preservation, and processing of ESI. Earning the EnCEP™ certification illustrates that a practitioner is skilled in the application of the solution to manage and successfully complete all sizes of eDiscovery matters in accordance with the Federal Rules of Civil Procedure.

In order to obtain the EnCEP™ Certification the professionals need to have attended the live EnCase® eDiscovery training course or completed the EnCase® On-Demand eDiscovery training course or completed the on-site EnCase® eDiscovery implementation training (2009 or earlier, with certificate of training); and have three months experience in eDiscovery collection, processing and/or project management; in addition to passing both written and practical examinations. As of December 31, 2010, 40 professionals were EnCEP™ Certified.

Technology

Both our EnCase® Enterprise and EnCase® Forensic software share three primary components of our technology.

EnCase ® Evidence File

Our EnCase® Evidence File and EnCase® Logical Evidence Files are proprietary solutions that streamline the collection and preservation of digital evidence in investigations. The Evidence File authenticates the digital evidence by verifying that the digital fingerprint of the collected data matches up with the original data. Our technology can verify the data on-the-fly, such that when a user attempts to view any portion of the evidence, it is instantly verified for authenticity first. By capturing the digital evidence during the initial investigation and writing that data into our EnCase® Evidence Files and EnCase® Logical Evidence Files, we are able to verify the integrity of the data and significantly reduce the burden on the investigator to authenticate the evidence in court. Our customers can use our EnCase® Logical Evidence File to store individual files or fragments of data and preserve them in a similar format that provides the same type of authentication. The EnCase® Logical Evidence File is a significant component of our eDiscovery products and services.

The key benefits provided by the EnCase® Evidence File and EnCase® Logical Evidence Files are that they:

•                          authenticate that the preserved digital evidence is in fact what was originally collected;

•                          prevent damage to the digital evidence due to human error;

•                          document the chain-of-custody;

•                          eliminate cross-contamination concerns;

•                          provide the means to store different types of digital evidence, from entire hard drives to individual files to small artifacts such as an individual email message; and

•                          significantly reduce the need for storage resources.

Specialized Hard Drive Access

While most software applications interact and work within the operating system, we have designed our software, and specifically our “Servlet” to run “beneath” the operating system in order to prevent interference from the operating system or other running applications, and ensure that data is not tampered with or modified. By working at this level, our technology accesses the hard drive at the sector level, which ignores limitations that are a result of all other types of access. The Servlet reads data from the sectors on the hard drive in a raw format and makes the entire hard drive accessible to the user of our software, including all files and obscure areas. Importantly, with support for numerous types of files systems, areas of the hard drive that common users cannot access, such as unallocated space and unformatted space, are also made accessible through our technology. While scanning the hard drive, our technology does not modify any data, such as filenames, dates, and times, even on live systems, which enables our customers to conduct a complete examination of all the data on the hard drive while assuring that the impact on the overall computing environment is substantially non-invasive. This process is critical in order to preserve the forensic integrity of the preserved data and metadata.

EnScript ® Technology

We have designed a proprietary advanced programming language called EnScript® that permits the development of applications that run inside the EnCase® environment. EnCase® acts as the platform for these applications. The EnScript® language is optimized for our software and enables our users to quickly write powerful applications that are highly customized to their needs. The EnScript® language permits not only our organization to develop these applications, but also any other highly skilled programmer, organization or customer who so desires. The EnScript® program can be compiled so the source code is not available to others, thereby allowing developers and organizations to protect their intellectual property. In addition to our own development efforts, EnScript® programs are commonly developed by persons not affiliated with our organization, and are distributed throughout the different investigative communities and organizations.

EnCase ® Enterprise’s Network Level Capability

Our EnCase® Enterprise software extends the capabilities of our EnCase® Forensic software to enable our customers to scan hundreds or thousands of servers, desktops and laptops over a network to provide scalable enterprise-class performance. Using EnCase® Enterprise, our customers can focus on the computers in question in a massive enterprise-scale investigation or emergency, analyze data or files on a network, including volatile memory, and preserve all of the data on a system or only the data necessary for the investigation by using our EnCase® Logical Evidence File. To accomplish this network-level capability securely, we designed and patented a security architecture that is based on a three-tier structure, which includes a Servlet, an Examiner and a SAFE server.

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

Sales and Distribution

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, Europe, the Middle East, Africa and Asia/the Pacific Rim.

Our revenue consists of product and service and maintenance fees from our customers and distributors. Product fees represented approximately 48%, 46% and 53% of our total revenue in fiscal years 2010, 2009 and 2008, respectively. Revenue from service and maintenance represented approximately 52%, 54% and 47% of our total revenue in fiscal years 2010, 2009 and 2008, respectively.

Sales to customers outside the United States totaled $14.2 million, representing 15% of our total revenue in fiscal year 2010. For a geographic breakdown of our revenue and property and equipment, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and web marketing in order to achieve our marketing goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, magazines and fact sheets. We also host user events for our customers and provide support to our channel partners with a variety of programs, training and product marketing support materials.

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations. The Computer and Enterprise Investigations Conference (“CEIC® “) serves as our annual user conference and draws attendees from global law enforcement, government agencies, corporations, law firms and judges. This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information and learn about important topics in the industry. It serves as our singular marketing event and enables us to efficiently connect with a broad range of customers, communicate our whole product offerings (products, services, training, etc.) and launch new products in a captive environment while simultaneously driving additional add-on sales to customers who have implemented one or more of the core platform products.

Customers

Our customers include government agencies and global corporations in a wide variety of industries such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 150 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase® Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim. Sales to customers outside of the United States accounted for 15% of our revenues for the fiscal years ended December 31, 2010 and 21% of our revenues for the fiscal years ended December 31, 2009 and 2008. The majority of our EnCase® Forensic customers are national and local government agencies, law enforcement agencies, consultants and other organizations of the United States and foreign governments.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products. We conduct research on existing or new computer hardware or software technology to develop solutions for our law enforcement, government or corporate markets. We conduct research on file system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular customer deployment on other customer deployments. Our research and development expenses were $17.0 million in 2010, $14.2 million in 2009, and $13.0 million in 2008.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. The market for software for electronic discovery is highly fragmented, and our EnCase® eDiscovery product competes against enterprise search and content management vendors such as Autonomy and EMC, as well as electronic discovery point solutions from smaller, privately held companies. More generally, our EnCase® eDiscovery software competes against providers of outsourced electronic discovery services, such as FTI or Navigant. In the IT Security market, we believe our EnCase® Cybersecurity product provides certain unique capabilities, but we nevertheless compete for budget dollars against established IT Security vendors such as Checkpoint and McAfee. In the computer forensics market we compete against a series of smaller, privately held companies, such as AccessData and Paraben. Additionally, in the broader enterprise market we compete with forensic vendors including Access Data and security software solution vendors including McAfee and Symantec. With respect to our eDiscovery solution, the market is highly fragmented and we compete against eDiscovery point solutions such as StoredIQ, Clearwell and Nuix, information and content management vendors including Autonomy, EMC (which acquired Kazeon), Iron Mountain (which acquired Stratify and Mimosa), as well as other privately held companies. Our eDiscovery solutions also compete against outsourced eDiscovery alternatives whether eDiscovery service providers or consulting companies, such as the Big 4 consulting/accounting firms and others, that offer services for traditional digital investigations and eDiscovery in place of implementing a packaged software solution.

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

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have 12 issued patents and 21 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, Neutrino®, CEIC®, EnCEP™ and logo Guidance Software® in the United States.

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

Employees

As of December 31, 2010, we employed approximately 371 full-time employees, including approximately 93 in research and development, 113 in selling and marketing and 54 in our Professional Services Division. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2010. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

Our operating results may fluctuate from period to period and within each period, which makes our operating results difficult to predict and could cause our revenues, expenses and profitability to fall short of expectations during certain periods.

Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, many of which are outside of our control. You should not rely on our past results as an indication of future performance, as our operating results in the future may fall below expectations, expenses could increase and revenues could decrease. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, our quarterly revenues and operating results may fluctuate as a result of a variety of factors, including, but not limited to, our lengthy sales cycle, the proportion of revenues attributable to license fees versus services and maintenance revenue, changes in the level of fixed operating expenses, demand for our products and services, the introduction of new products and product enhancements or upgrades by us or our competitors, changes in customer budgets and capital expenditure plans, competitive conditions in the industry and general economic conditions. In addition, many customers make major software acquisitions near the end of their fiscal years, which tends to cause our revenues to be higher in the third and fourth calendar quarters which coincide with the fiscal year ends of many government agencies and corporations, and lower in the first and second calendar quarters. In addition, many customers tend to make software acquisitions or purchases near the end of a particular quarter, which tends to make our revenues for a particular period unpredictable for a significant portion of the period in question until software purchase decisions have been made. Since our EnCase® Enterprise product sales are generally large scale license agreements, a short delay in just one of these software sales from one quarter into a subsequent quarter or a loss of one of these potential sales could cause us to deliver results for a quarter that are below projections of securities analysts that follow our results. There can be no assurance that we will be able to successfully address these risks, and we may not be profitable in any future period.

If the corporate market for digital investigation software were not to develop, we would not be able to maintain our growth, and our revenues and results of operations would be adversely affected.

The market for digital investigation software is new and is being developed largely through our efforts. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops. In 2009, we found that our ability to achieve our anticipated growth rate was impacted by a contraction in the global economy. If the market for such digital investigation software decreases, remains constant or grows more slowly than we anticipate, we will not be able to maintain the growth rates we experienced prior to 2009. Continued growth in the demand for our products is uncertain because of, among other things:

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

Our operating results and business would be seriously impaired if our revenues from our EnCase® Enterprise product offerings, which includes EnCase® eDiscovery and EnCase® Cybersecurity, were to decline.

Historically, we have derived substantially all of our license revenues from sales of our EnCase® Forensic and EnCase® Enterprise product offerings. Although we have introduced new software modules, we expect that our EnCase® Enterprise product offerings will account for the largest portion of our software product revenues for the foreseeable future. Although we have no reason to believe that sales of EnCase® Forensic will decline in future periods, we believe that the degree of penetration for our EnCase® Forensic product in the law enforcement market makes it unlikely that revenue from sales of EnCase® Forensic will contribute dramatically to future revenue growth. For this reason, we are dependent on increased sales of EnCase® Enterprise and related products to drive future growth.

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

Moreover, there is significant competition in our industry for qualified third-party resellers. Even if we were to succeed in attracting qualified and capable third-party resellers, agreements with such third-party resellers are generally renewable annually, are not exclusive and contains no minimum purchase commitments. Such agreements may be terminated by either party: (a) for U.S. and

Canadian resellers, with 30 days written notice after the initial one-year period; and (b) for non-U.S. or Canadian resellers, within 30 days after the initial six-month period of the agreement, and with 30 days notice after the initial one-year period. If we are not able to recruit new qualified third-party resellers, our sales growth may be constrained and our results of operations would suffer.

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

We must comply with United States laws regulating the export of our products to other countries. Our products contain encryption and decryption technologies that require us to obtain certain licenses from the United States government in order to export certain of our products abroad. In addition, we are required to obtain licenses from foreign governments in order to import our products into these countries. We cannot assure that we will be successful in obtaining such licenses, approvals and other authorizations required from applicable governmental authorities to export our products. The export regimes and the governing policies applicable to our business are subject to change, and we cannot assure you that such export approvals or authorizations will be available to us or for our products in the future. Our failure to receive any required export license, approval or authorization would hinder our ability to sell our products and could negatively impact our business, financial condition and results of operations.

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

In addition, in order to be able to effectively execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, but primarily in selling and marketing, research and development, professional services, training and customer service. Competition in our industry for experienced and qualified personnel in these areas is extremely intense, especially for software developers with high levels of experience in designing and developing software products and sophisticated technical sales people experienced in selling our complex type of software products and selling into government agencies. In order to expand sales of EnCase® Enterprise, we may need to continue to hire highly qualified commissioned sales personnel to directly target potential EnCase® Enterprise customers. These new commissioned sales personnel require several quarters of training and experience before being able to effectively market EnCase® Enterprise, and, as a result of these hires, our sales and marketing expense may increase at a greater rate than our revenue, at least in the short term. The expense of hiring and training these commissioned sales personnel may never generate a corresponding increase in revenue. We may not be successful in attracting and retaining the necessary qualified personnel that our growth plan requires. In the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our products are complex and are deployed in a wide variety of network environments. The proper use of our software requires the end user to undergo extensive training and, if our software products are not used correctly or as intended, inaccurate results may be produced. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or non-customer third parties who obtain access and use of our products. Because our customers rely on our product and service offerings to manage a wide range of sensitive investigations and security functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products or our failure to properly provide consulting and implementation services to our customers may result in negative publicity or legal claims against us.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations via a global distribution and reseller channel which will increase our global reach but do so via an indirect sales model. For the years ended December 31, 2010 and 2009, we derived approximately 15% and 21%, respectively, of our revenues from sales of products and services outside the United States.

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

As of February 28, 2011, our executive officers, directors and affiliated entities together beneficially own approximately 46% of our common stock outstanding, including approximately 42% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Disruption in component supplies or a breakdown in the manufacturing supply chain could adversely impact hardware revenues.

Tableau brand hardware products typically incorporate hundreds or more components from a wide range of manufacturing sources.  In some cases these components are “sole source”, so it is possible for a disruption at a single supplier to constrain or entirely halt production of one of more Tableau brand products, perhaps for an extended period.

Additionally, we use offshore contract manufacturing facilities for most of the assembly work related to Tableau brand hardware products.  A breakdown in international transportation or political or economic upheaval could negatively impact our ability to manufacture or transport products leading to a loss of hardware product revenue.

Our balance sheet contains intangible assets and goodwill totaling $8.7 million at December 31, 2010 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2010, we had $4.7 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (ASC 350) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2010, we had $4.0 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

Item  1B.                        Unresolved Staff Comments

None.

Item  2.                                 Properties

Our corporate headquarters is located in Pasadena, California, where we lease approximately 70,320 square feet in two locations. We also lease an additional 67,080 square feet at facilities in Houston, Texas, Atlanta, Georgia, New York City, New York, Waukesha, Wisconsin and near San Francisco, California, Washington, D.C., Chicago, Illinois and London, England. We also maintain small regional facilities in Brazil and Singapore. Our leases expire at various points through 2015. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

Item  4.                                 Reserved

PART II

Item  5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “GUID” since December 13, 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the NASDAQ Global Market of the common stock for the periods indicated, as reported by NASDAQ.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$6.11	$5.00	$4.44	$2.57
Second Quarter	6.00	4.94	4.20	3.00
Third Quarter	5.87	4.57	4.95	3.45
Fourth Quarter	7.64	5.65	5.74	4.30

As of February 28, 2011, there were 21 holders of record of our common stock. On February 28, 2011, the last sale price reported on the NASDAQ Global Market for our common stock was $7.65 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2010, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld approximately 86,400, 52,800 and 13,200 common shares in 2010, 2009 and 2008, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

The following table summarizes our purchases of common stock:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.99	22,500	$7,866,000
September 2008	20,000	$5.98	20,000	$7,750,000
May 2009	98,915	$3.31	98,915	$7,422,000
June 2009	173,100	$3.63	173,100	$6,794,000
July 2009	95,836	$3.78	95,836	$6,432,000
August 2009	54,850	$3.86	54,850	$6,220,000
August 2010	141,356	$5.07	141,356	$5,503,000
September 2010	125,045	$5.27	125,045	$4,844,000
October 2010	13,003	$5.85	13,003	$4,768,000
November 2010	224	$6.00	224	$4,766,000
Total	744,829		744,829	$4,766,000

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

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.                                    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The selected consolidated balance sheet data as of December 31, 2010 and 2009 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2010, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report. The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and selected consolidated statement of operations data for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$43,930	$34,068	$48,245	$44,314	$32,565
Services and maintenance revenue	47,970	40,822	43,221	34,566	23,300

Total revenues	91,900	74,890	91,466	78,880	55,865

Cost of revenues:
Cost of product revenue	4,937	2,793	3,143	2,754	2,429
Cost of services and maintenance revenue	19,874	17,898	22,805	19,280	13,639

Total cost of revenues	24,811	20,691	25,948	22,034	16,068

Gross profit	67,089	54,199	65,518	56,846	39,797

Operating expenses:
Selling and marketing	35,947	36,475	39,714	32,964	26,238
Research and development	17,012	14,225	13,022	9,067	7,113
General and administrative	13,985	13,497	18,054	14,637	7,840
Depreciation and amortization	4,700	4,427	4,098	3,453	1,823

Total operating expenses	71,644	68,624	74,888	60,121	43,014

Operating (loss) income	(4,555)	(14,425)	(9,370)	(3,275)	(3,217)
Other income and expense:
Interest income	78	86	720	1,463	105
Interest expense	(5)	(10)	(49)	(107)	(91)
Other income, net	1	44	70	130	173

Total other income and expense	74	120	741	1,486	187

Income (loss) before income taxes	(4,481)	(14,305)	(8,629)	(1,789)	(3,030)
Income tax provision (benefit)	121	(380)	1,967	1,078	39

Net income (loss)	$(4,602)	$(13,925)	$(10,596)	$(2,867)	$(3,069)

Net income (loss) income per share:
Basic	$(0.20)	$(0.60)	$(0.46)	$(0.13)	$(0.16)
Diluted	$(0.20)	$(0.60)	$(0.46)	$(0.13)	$(0.16)
Weighted average number of shares used in per share calculations(1):
Basic	23,024	23,093	23,160	22,600	19,530
Diluted	23,024	23,093	23,160	22,600	19,530
Pro forma net income (loss) data(2):
Income (loss) before income taxes					$(3,030)
Pro forma provision for income taxes					39

Pro forma net income (loss)					$(3,069)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Non-Cash Share-Based Compensation Data(3):
Cost of product revenue	$54	$23	$36	$81	$2
Cost of services and maintenance revenue	847	1,098	1,788	818	232
Selling and marketing	1,601	1,992	2,923	1,332	328
Research and development	1,192	1,320	1,433	594	148
General and administrative	1,493	1,510	2,796	1,520	392
Total non-cash share-based compensation	$5,187	$5,943	$8,976	$4,345	$1,102

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,621	$36,585	$36,006	$37,591	$8,041
Total assets	$67,440	$69,019	$78,844	$75,937	$59,345
Notes payable and capital leases	$192	$171	$163	$771	$1,430
Deferred revenues	$33,614	$36,088	$33,285	$27,201	$20,221
Total stockholders’ equity	$22,529	$23,462	$33,094	$33,896	$26,689

(1)                   See Note 4 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                   In October 1998, we elected to be treated for Federal income tax purposes as an S Corporation and were exempt from paying federal income taxes. In addition, from and after the day we elected or were otherwise treated as an S Corporation for state tax purposes to the day prior to the day our status as an S Corporation was revoked, we paid or are required to pay certain state income taxes at a reduced rate. We filed an election to revoke our S Corporation status on December 11, 2006. Pro forma net income (loss) data is unaudited and reflects the income tax expense that would have been recorded had we not been exempt from paying income taxes due to our S Corporation election.

(3)                   Non-cash compensation recorded in each of the five years ended December 31, 2010 relates to stock options granted to employees measured under the fair value method and, in 2007, 2008 and 2009, includes costs related to nonvested share grants.

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

We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our average transaction size. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). We anticipate that sales of our EnCase® Enterprise products and related services, in particular our EnCase® eDiscovery and EnCase® Cybersecurity solutions, and sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

Summary of 2010 Results of Operations

Our total revenue for the year ended December 31, 2010 was $91.9 million, an increase of $17.0 million, or 23%, from 2009. Product revenue was $43.9 million for the year ended December 31, 2010, an increase of $9.9 million, or 29%, from 2009. Services and maintenance revenue was $48.0 million for the year ended December 31, 2010, an increase of $7.1 million, or 18%, from 2009. The increase in our total revenue was primarily due to the improved overall economic environment and the resulting increases in IT spending by our customers during 2010.

Our net loss for the year ended December 31, 2010 was $4.6 million, or $0.20 per share, compared to a net loss of $13.9 million, or $0.60 per share, for 2009. Our profitability is primarily dependent upon revenue from the sale of our products. Cost of revenues increased by $4.1 million, or 20%, in the year ended December 31, 2010 compared to 2009. The increase was primarily the result of increased sales of products and professional services. Profitability is also affected by the costs and expenses associated with developing, selling and marketing our products. Operating expenses increased by $3.0 million, or 4%, in 2010 as compared to 2009, due primarily to the increase in headcount and increased research and development costs.

During 2010, we released EnCase® eDiscovery version 4, a new unified e-discovery software platform that provides legal and information technology teams with an in-house electronic discovery system that enables better and faster case decisions while reducing risk and lowering costs. Version 4 provides a single, unified solution that addresses all stages of the electronic discovery process that organizations want to bring in-house. EnCase® eDiscovery also offers the industry’s first “true early case assessment” by allowing legal teams to analyze and review data at any stage of the electronic discovery process. We also released Version 2 of EnCase® Portable, our forensic data collection solution on a USB drive, with twice the speed as the previous version and increased capabilities of keyword searching and image viewing.

Sources of Revenue

Our software sales transactions typically include the following elements: a software license fee paid for the use of our products under a perpetual license term, or for a specific term; an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; and professional services for installation, implementation, consulting and training. We derive the majority of our revenues from sales of our software products. We sell our software products and services primarily through our direct sales force, while we sell our hardware products primarily through resellers.

We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985-605), which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts.

	Year Ended December 31,
(Dollars in thousands)	2010	Change %	2009	Change %	2008
Product revenues:
Enterprise products	$22,694	17%	$19,334	(40)%	$32,277
Forensic products	21,236	44%	14,734	(8)%	15,968

Total product revenues	43,930	29%	34,068	(29)%	48,245

Services and maintenance revenues:
Professional services	14,609	42%	10,270	(26)%	13,912
Training	7,762	—%	7,793	(22)%	10,009
Maintenance and other	25,599	12%	22,759	18%	19,300

Total services and maintenance revenues	47,970	18%	40,822	(6)%	43,221

Total revenues	$91,900	23%	$74,890	(18)%	$91,466

Product Revenues

We generate product revenues principally from two product categories: Enterprise products and Forensic products. Our Enterprise products now include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, Legal Hold, Data Audit & Policy Enforcement, EnCase® Cybersecurity and Original Equipment Manufacturer (OEM) add-on products. Our Forensic products now includes revenues related to EnCase® Forensic, Portable, Neutrino® mobile forensic device, Field Intelligence Model and a line of forensic hardware products as of May 2010. Our Forensic products also include our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. Revenues from OEM, Neutrino®, Field Intelligence Modal and other hardware were previously reported as Other product revenue. For comparability purposes, we have reclassified the 2009 and 2008 categories as defined above; however, total product revenues remains unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $9.9 million, or 29%, for the year ended December 31, 2010 from 2009, primarily due to a $6.5 million increase in Forensic product revenues. The increase in Forensic product revenues were due to the addition of revenue through sales of forensic hardware products that we acquired as a result of our acquisition of Tableau in May 2010 and growth in the forensic software market. Enterprise product revenue increased by $3.4 million, or 17%, for the year ended December 31, 2010 from 2009. The increase in Enterprise revenue is primarily attributable to the overall strengthening of the economy.

Product revenues decreased by $14.2 million, or 29%, in 2009 compared to 2008, primarily due to a $12.9 million reduction in Enterprise product revenues. The decrease in Enterprise product revenue was primarily due to the depressed economic environment during 2009 and the resulting negative impact on customers’ IT purchases and the delay of government deals which were contingent upon final approval of the new fiscal year 2010 federal budget. Forensic product revenues decreased by $1.2 million, or 8%, for the year ended December 31, 2009 as compared with 2008. The decrease in 2009 for Forensic product revenues was attributable to reduced spending by state and local government agencies, as well as law enforcement and other federal agencies.

Services and Maintenance Revenues

Services and maintenance revenues increased $7.1 million, or 18%, for the year ended December 31, 2010, compared to 2009.  Professional services revenues increased by $4.3 million for the year ended December 31, 2010, or 42%, compared to 2009 as demand for both eDiscovery and implementation services increased as a result of the increase in Enterprise product sales as compared to 2009.

Training revenue for the year ended December 31, 2010 was flat compared to 2009, as restrictive travel and training budgets continued with our customers during the economic recovery. Maintenance and other revenue increased by $2.8 million, or 12%, for the year ended December 31, 2010 compared to 2009, primarily as a result of the overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products.

Services and maintenance revenues for the year ended December 31, 2009 decreased $2.4 million or 6%, compared to 2008. Professional services revenues for 2009 decreased by $3.6 million, or 26%, compared to 2008. Professional services revenue for 2009 was impacted by the reduced demand for both implementation services and eDiscovery services as a result of the decline in sales compared to 2008. Training services revenue decreased by $2.2 million, or 22%, for the year ended December 31, 2009, compared to 2008, primarily due to reductions in our customers’ travel and training budgets during the economic downturn. Maintenance and other revenue increased by $3.5 million, or 18%, for the year ended December 31, 2009 compared to 2008, as a result of the overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2010	Change %	2009	Change %	2008
Cost of product revenues	$4,937	77%	$2,793	(11)%	$3,143

Cost of services and maintenance revenues:
Professional services	11,903	18%	10,068	(29)%	14,121
Training	5,474	—%	5,465	(12)%	6,193
Maintenance and other	2,497	6%	2,365	(5)%	2,491

Total cost of services and maintenance revenues	19,874	11%	17,898	(22)%	22,805

Total cost of revenues	$24,811	20%	$20,691	(20)%	$25,948

Share-based compensation included above:
Cost of product revenues	$54		$23		$36

Cost of services and maintenance revenues	$847		$1,098		$1,788

Gross Margin Percentage
Products	88.8%		91.8%		93.5%

Services and maintenance	58.6%		56.2%		47.2%

Total	73.0%		72.4%		71.6%

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

Cost of product revenues increased by $2.1 million, or 77%, for the year ended December 31, 2010, compared to 2009. The increase was primarily a result of an increase in forensic hardware product revenues due to our acquisition of Tableau in May 2010. Product gross margin decreased slightly to 88.8% in 2010 from 91.8% in 2009 due to the introduction in 2010 of our forensic hardware products resulting in a higher mix of forensic versus enterprise sales.

Cost of product revenues decreased by $0.3 million, or 11%, for the year ended December 31, 2009, compared to 2008. The decrease was primarily a result of reduced custom duty and shipping costs due to electronic delivery of product and reduced cost of printed materials during 2009. Product gross margin decreased slightly to 91.8% in 2009 from 93.5% in 2008 due to the introduction of EnCase® Portable and a higher mix of forensic versus enterprise sales in 2009.

Cost of Services and Maintenance Revenues

The costs of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, related overhead expenses, and travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation costs for customer technical support and related overhead costs.

Total cost of services and maintenance revenues increased by $2.0 million, or 11%, for the year ended December 31, 2010, compared to 2009. The increase in revenues in 2010 compared to 2009 is due primarily to an increase in compensation costs resulting from the increase in professional services.

Services and maintenance gross margin was 58.6% in 2010, compared to 56.2% in 2009. The higher services and maintenance gross margin in 2010 was primarily due to higher professional services gross margins resulting from an increase in utilization rates in our professional services organization during the year. Gross margins on maintenance and other revenues in 2010 increased slightly compared to 2009, primarily due to continued high renewal rates with our existing customer base and lower average costs associated with maintenance renewals.

Total cost of services and maintenance revenues decreased by $4.9 million, or 22%, for the year ended December 31, 2009, compared to 2008. The decrease was due to an overall decline in services and maintenance revenues and lower headcount during 2009. In 2009, we reduced headcount in our professional services division, which increased gross margins. In 2008, headcount and related expenses of our professional services division were higher which resulted in lower gross margins.

Services and maintenance gross margin increased to 56.2% in 2009 from 47.2% in 2008. An increase in maintenance revenues in 2009 resulted in a higher mix of maintenance revenues when compared to total revenues, from 21.1% in 2008 to 30.4% in 2009. The gross margin on maintenance and other revenue in 2009 increased to 89.6% from 87.1% in 2008 due to continued high renewal rates with our existing customer base and lower costs associated with maintenance renewals.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2010	Change %	2009	Change %	2008
Selling and marketing expenses	$35,947	(1)%	$36,475	(8)%	$39,714

Research and development expenses	$17,012	20%	$14,225	9%	$13,022

General and administrative expenses	$13,985	4%	$13,497	(25)%	$18,054

Depreciation and amortization expense	$4,700	6%	$4,427	8%	$4,098

As a percent of revenue:
Selling and marketing expenses	39.1%		48.7%		43.4%

Research and development expenses	18.5%		19.0%		14.2%

General and administrative expenses	15.2%		18.0%		19.7%

Depreciation and amortization expense	5.1%		5.9%		4.5%

Share-Based Compensation Included Above:
Selling and marketing expenses	$1,601		$1,992		$2,923

Research and development expenses	$1,192		$1,320		$1,433

General and administrative expenses	$1,493		$1,510		$2,796

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

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, Neutrino®, the Annual Training Passport, and our consulting, maintenance and implementation services are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between when we experience increased selling and marketing expenses and when we recognize a portion of the corresponding revenue. We employed 113 sales and marketing personnel at the end of 2010, 119 at the end of 2009 and 150 at the end of 2008.

Selling and marketing expenses decreased $0.5 million, or 1%, for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower compensation costs resulting from lower headcount during the year, offset by an increase in commissions as a result of increased product revenues.

Selling and marketing expenses in 2009 decreased $3.2 million, or 8%, compared to 2008. The decrease was primarily  a result of the fluctuations in headcount year over year, as well as variability in sales commission expense associated with the increase or decrease in product revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 93 in 2010 from 84 in 2009 and 75 in 2008.

Research and development expenses increased $2.8 million, or 20%, for the year ended December 31, 2010, compared to 2009. The increase was driven primarily by increases in headcount and other employee-related expenses, as well as the acquisition of Tableau in May 2010 and the number of products in development.

Research and development expenses increased $1.2 million, or 9%, for the year ended December 31, 2009, compared to 2008, primarily as a result of increases in headcount and other employee-related expenses and the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We employed 61 general and administrative personnel at the end of 2010 and 2009 and 73 at the end of 2008.

General and administrative expenses increased by $0.5 million, or 4%, for the year ended December 31, 2010, compared to 2009, primarily as a result of increased professional fees.

General and administrative expenses decreased by $4.6 million, or 25%, for the year ended December 31, 2009, compared to 2008. The decrease was attributable primarily to lower headcount and related expenses, reduction in legal expenses, audit, tax and Sarbanes-Oxley costs due to the implementation of a new enterprise resource planning (ERP) system and lower bad debt expense compared to the 2008.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets. In 2010, 2009 and 2008, we invested $2.3 million, $2.6 million and $6.0 million, respectively, in capital equipment and leasehold improvements. In May 2010, we acquired intangible assets through our acquisition of Tableau.  The increase in depreciation and amortization expense for the year ended December 31, 2010 of $0.3 million, or 6%, compared to 2009, was primarily due to the additional investment in capital equipment and the acquisition of intangible assets during the year.

Depreciation and amortization expense in 2009 increased $0.3 million, or 8%, compared to 2008, primarily due to the implementation of our new ERPsystem that was implemented in the first quarter of 2009.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances and other miscellaneous income and expense items. In 2010, overall interest income and expense were flat compared to 2009.

In 2009, interest income decreased by $0.6 million, or 84%, compared to 2008, primarily due to lower market rates earned on our cash and cash equivalents compared to prior years.

Income Tax Provision (Benefit)

The effective tax rate in years 2010, 2009 and 2008 was 2.7%, (2.6)% and 22.8%, respectively. The effective tax rate in 2010 and 2009 differed from the federal statutory rate of 34% primarily due to the tax impact of certain share-based compensation charges that are not deductible for tax purposes, and the impact of providing a valuation allowance against deferred tax assets, partially offset by research and development credits. The effective tax rate in 2008 differed from the federal statutory rate of 34% primarily due to research and development credits, partially offset by the tax impact of certain share-based compensation charges and the valuation allowance against deferred tax assets. See Note 8 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of December 31, 2010, we had $27.6 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $5.6 million in 2010, compared with $5.0 million in 2009, and $4.2 million in 2008. The increase in cash provided by operations was primarily a result of a decrease in our net loss to $4.6 million from $14.0 million in 2009 and $10.6 million in 2008, a decrease in deferred revenue of $2.5 million compared to an increase of $2.8 million in 2009 and an increase of $6.1 million in 2008, offset by an increase in our accrued liabilities of $2.4 million in 2010 compared to a decrease of $2.4 million in 2009 and a decrease of $0.8 million in 2008 and an increase in trade receivables of $1.2 million compared to an increase of $8.3 million in 2009 and a decrease of $5.3 million in 2008. The change in trade receivables was due primarily to higher cash collections in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The first and fourth quarters of our fiscal year are our strongest quarters for cash collections, a consequence of the higher sales volumes typically experienced in the third and fourth quarters.

Net cash used in investing activities increased to $13.0 million in 2010 compared to $2.6 million in 2009 and $6.0 million in 2008 due to the acquisition of Tableau in May 2010 for the net cash purchase price of $10.7 million.

Net cash used in financing activities was $1.6 million in 2010 compared to $1.8 million in 2009 and net cash provided by financing activities of $0.2 million in 2008. Cash used in financing activities in 2010 included $2.0 million of repurchases and withholdings of common stock, partially offset by $0.4 million in proceeds from stock option exercises and lower principal payments on our capital lease obligations.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. At December 31, 2010, there were no amounts outstanding under this line of credit. The line requires that we maintain certain financial covenants, and at June 30, 2009 we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of 2009, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of the covenant for the period ended June 30, 2009. In addition, borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and to decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. At December 31, 2010, we were in compliance with the covenants associated with the revolving line of credit. As of December 31, 2010, we had an outstanding stand-by letter of credit in the amount of $225,000, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at December 31, 2010.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At December 31, 2010, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$204	$82	$100	$22	$—
Non-cancelable operating lease obligations	$10,865	$3,772	$5,592	$1,501	$—
Purchase obligations	$1,182	$1,182	$—	$—	$—

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services and the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations, or the availability of cash under our line of credit, are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us, or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations. We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and recognition related to these unrecognized tax benefits. See “Note 8—Income Taxes” in the notes to the consolidated financial statements included in Item 8 for further information regarding the unrecognized tax benefits.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock. Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price. Repurchased shares are held in Treasury Stock and have not been retired. As of December 31, 2010, we had approximately $4.8 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld approximately 86,400, 52,800 and 13,200 common shares in 2010, 2009 and 2008, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below and in Note 2 to our Consolidated Financial Statements, included herein at Item 8, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the twelve months ended December 31, 2010.

Revenue Recognition

We recognize revenue in accordance with Software Industry- Revenue Recognition topic (ASC 985-605). While the standard governs the basis for revenue recognition, in applying our revenue recognition policy we must determine which portions of our revenue should be recognized currently and which portions, if any, should be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is probable, as follows:

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

Product Revenue. The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

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

•                          Hardware: Revenue associated with the sale of forensic hardware is recognized upon shipment to the customer, provided that all other criteria for revenue recognition have been met.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the Compensation-Stock Compensation (ASC 718) topic and recognized share-based compensation expense for all share-based awards granted. Prior to the adoption of Compensation- Stock Compensation, we used the minimum-value method for disclosure purposes. Since all options granted prior to January 1, 2006 were granted at exercise prices that were equal to the fair market value of the underlying stock on the date of the grant, no share-based compensation for stock options was recorded in the accompanying financial statements prior to 2006 and we are not required to record compensation expense for stock options granted prior to January 1, 2006 unless the terms of those options are subsequently modified. Since adoption, we recognize share-based compensation expense for all share-based awards granted after January 1, 2006 using the prospective transition method. Under that transition method, results for prior periods have not been restated.

With the exception of one option granted in December 2007 with market-based vesting conditions, which is discussed further in Note 13 to our Consolidated Financial Statements, we use the Black-Scholes option pricing model to determine the grant date fair value of share-based payments and recognize that cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period. The determination of the grant date fair value of share-based awards using that model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated number of years that we expect employees to hold their stock options (the option “term”) and our expected stock price volatility, risk-free interest rates and dividends to be paid on our stock over that term.

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

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations. As of December 31, 2010, there was approximately $2.1 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.9 years and approximately $8.7 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years. We expect to record approximately $5.1 million in share-based compensation in 2011 related to options and restricted stock awards outstanding at December 31, 2010. See Note 13 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

Subsequent Events (ASC 855): In February 2010, the FASB issued an update to Subsequent Events; which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for fiscal years and interim periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

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

Intangibles — Goodwill and Other (ASC 350): In December 2010, an update was made to Intangibles — Goodwill and Other - “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update to Intangibles — Goodwill and Other modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Effective for fiscal years and interim periods beginning after December 15, 2010, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Business Combinations (ASC 805): In December 2010, an update was made to Business Combinations - “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The update to Business Combinations clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Effective for fiscal years and interim periods beginning after December 15, 2010, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk. Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2010, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item  8.                                 Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item  9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.                        Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls—Integrated Framework. Based on the results of this assessment, management (including our President and Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010, issued by our independent registered public accounting firm, Deloitte & Touche LLP, appears on page F-2 of our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)

4.1(1)	Investor’s Rights Agreement, dated as of September 26, 2003, by and between Guidance Software, Inc. and Matthew Healey. (Exhibit 4.1)

10.1(1)	Restated Lease Agreement, dated as of April 1, 2003, by and between Guidance Software, Inc. and The Walnut Plaza. (Exhibit 10.1)

10.2(9)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #

10.3(10)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #

10.4(12)	Amended and Restated Employment Agreement, dated February 23, 2011, by and between Guidance Software, Inc. and Victor Limongelli. #

10.5(3)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #

10.6(3)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #

Exhibit Number	Description of Documents
10.7(3)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #

10.8(3)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #

10.9(4)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #

10.10(3)	Amended and Restated Credit Agreement dated as of May 1, 2007, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.13)

10.11(2)	Form of Tax Matters Agreement. (Exhibit 10.10)

10.12(8)	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc. *

10.13(2)	Form of Indemnification Agreement. (Exhibit 10.13)

10.14(11)	First Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.28) #

10.15(6)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #

10.16(6)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #

10.17(7)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #

10.18(10)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #

10.19(10)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #

10.20(10)	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. (Exhibit 10.23) #

10.21(10)	Employment Agreement dated November 3, 2006 by and between Guidance Software, Inc. and Larry A. Gill. (Exhibit 10.24) #

10.22(5)	Second Amendment to Amended and Restated Credit Agreement dated as of July 22, 2009, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.22)

10.23(11)	Third Amendment to Amended and Restated Credit Agreement as of March 22, 2010, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.26)

21.1(8)	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

(1)                   Incorporated by reference to Guidance Software Inc.’s Form S-1 Registration Statement (File No. 333-137381) filed September 15, 2006.

(2)                   Incorporated by reference to Amendment No. 4 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed November 22, 2006.

(3)                   Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2007.

(4)                   Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated and filed on August 7, 2008.

(5)                   Incorporated by reference to Guidance Software Inc.’s Form 10-Q for the quarterly period ended June 30, 2009.

(6)                   Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated and filed on November 13, 2009.

(7)                   Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K dated November 20, 2009 and filed on November 24, 2009.

(8)                   Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2008.

(9)                   Incorporated by reference to Guidance Software Inc.’s Definitive Proxy Statement dated March 19, 2010 and filed on March 30, 2010.

(10)             Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2009.

(11)             Incorporated by reference to Guidance Software Inc.’s Form 10-Q for the quarterly period ended March 31, 2010.

(12)             Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K dated and filed on March 1, 2011.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Guidance Software, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidance Software, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 2, 2011

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$27,621	$36,585
Trade receivables, net of allowance for doubtful accounts of $558 and $1,000, respectively	16,344	16,932
Inventory	987	275
Prepaid expenses and other current assets	1,934	1,958
Total current assets	46,886	55,750
Long-term assets:
Property and equipment, net	11,351	12,835
Intangible assets, net	5,058	—
Goodwill, net	3,711	—
Other assets	434	434
Total long-term assets	20,554	13,269
Total assets	$67,440	$69,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,568	$3,226
Accrued liabilities	7,255	4,143
Capital lease obligations	76	75
Deferred revenues	30,279	32,336
Total current liabilities	40,178	39,780
Long-term liabilities:
Rent incentives	1,221	1,929
Capital lease obligations	116	96
Deferred revenues	3,335	3,752
Deferred tax liabilities	61	—
Total long-term liabilities	4,733	5,777
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,873,000 and 23,506,000 shares issued, respectively; 22,976,000 and 22,975,000 shares outstanding, respectively	23	23
Additional paid-in capital	68,311	62,683
Treasury stock, at cost, 897,000 and 531,000 shares, respectively	(4,039)	(2,080)
Accumulated deficit	(41,766)	(37,164)
Total stockholders’ equity	22,529	23,462
Total liabilities and stockholders’ equity	$67,440	$69,019

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product revenue	$43,930	$34,068	$48,245
Services and maintenance revenue	47,970	40,822	43,221
Total revenues	91,900	74,890	91,466
Cost of revenues:
Cost of product revenue	4,937	2,793	3,143
Cost of services and maintenance revenue	19,874	17,898	22,805
Total cost of revenues	24,811	20,691	25,948
Gross profit	67,089	54,199	65,518
Operating expenses:
Selling and marketing	35,947	36,475	39,714
Research and development	17,012	14,225	13,022
General and administrative	13,985	13,497	18,054
Depreciation and amortization	4,700	4,427	4,098
Total operating expenses	71,644	68,624	74,888
Operating income (loss)	(4,555)	(14,425)	(9,370)

Other income and expense:
Interest income	78	86	720
Interest expense	(5)	(10)	(49)
Other income, net	1	44	70
Total other income and expense	74	120	741
Income (loss) before income taxes	(4,481)	(14,305)	(8,629)
Income tax provision (benefit)	121	(380)	1,967
Net income (loss)	$(4,602)	$(13,925)	$(10,596)
Net income (loss) per common share—basic	$(0.20)	$(0.60)	$(0.46)
Net income (loss) per common share—diluted	$(0.20)	$(0.60)	$(0.46)

Shares used in the calculation of net income (loss) per common share—basic	23,024	23,093	23,160
Shares used in the calculation of net income (loss) per common share—diluted	23,024	23,093	23,160

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2008, 2009 and 2010

(in thousands)

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balances at December 31, 2007	23,010	$23	$46,516	—	$—	$—	$(12,643)	$33,896
Share-based compensation	—	—	8,976	—	—	—	—	8,976
Exercise of stock options	205	—	962	—	—	—	—	962
Vesting of restricted stock awards	96	—	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	168	—	—	—	—	168
Common stock repurchased or withheld	(56)	—	—	56	(312)	—	—	(312)
2008 net loss	—	—	—	—	—	—	(10,596)	(10,596)
Balances at December 31, 2008	23,255	23	56,622	56	(312)	—	(23,239)	33,094
Share-based compensation	—	—	5,943	—	—	—	—	5,943
Exercise of stock options	27	—	118	—	—	—	—	118
Vesting of restricted stock awards	168	—	—	—	—	—	—	—
Common stock repurchased or withheld	(475)	—	—	475	(1,768)	—	—	(1,768)
2009 net loss	—	—	—	—	—	—	(13,925)	(13,925)
Balances at December 31, 2009	22,975	23	62,683	531	(2,080)	—	(37,164)	23,462
Share-based compensation	—	—	5,187	—	—	—	—	5,187
Exercise of stock options	95	—	441	—	—	—	—	441
Vesting of restricted stock awards	272	—	—	—	—	—	—	—
Common stock repurchased or withheld	(366)	—	—	366	(1,959)	—	—	(1,959)
2010 net loss	—	—	—	—	—	—	(4,602)	(4,602)
Balances at December 31, 2010	22,976	$23	$68,311	897	$(4,039)	$—	$(41,766)	$22,529

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net loss	$(4,602)	$(13,925)	$(10,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,700	4,427	4,098
Change in doubtful accounts	(48)	(252)	1,407
Share-based compensation	5,187	5,943	8,976
Excess tax benefit from share-based compensation	—	—	(168)
Deferred taxes	61	—	1,386
Loss on disposal of property and equipment	35	1	90
Changes in operating assets and liabilities:
Trade receivables	1,159	8,313	(5,307)
Inventory	17	(38)	138
Prepaid expenses and other assets	25	175	410
Accounts payable	(775)	(86)	(1,503)
Accrued liabilities	2,351	(2,402)	(830)
Deferred revenues	(2,474)	2,803	6,084
Net cash provided by operating activities	5,636	4,959	4,185
Investing Activities:
Purchase of marketable debt securities	—	—	(9,947)
Sale of marketable debt securities	—	—	9,947
Purchase of property and equipment	(2,317)	(2,576)	(5,980)
Proceeds from sale of property and equipment	1	6	—
Acquisition, net of cash acquired	(10,686)	—	—
Net cash used in investing activities	(13,002)	(2,570)	(5,980)
Financing Activities:
Proceeds from the exercise of stock options	441	118	962
Common stock repurchased or withheld	(1, 959)	(1,768)	(312)
Principal payments on capital lease obligations	(80)	(160)	(608)
Excess tax benefit from share-based compensation	—	—	168
Net cash (used in) provided by financing activities	(1,598)	(1,810)	210
Net (decrease) increase in cash and cash equivalents	(8,964)	579	(1,585)
Cash and cash equivalents, beginning of year	36,585	36,006	37,591
Cash and cash equivalents, end of year	$27,621	$36,585	$36,006
Supplemental disclosures of cash flow information:
Interest expense paid	$3	$6	$44
Income taxes paid	$117	$234	$532
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$152	$219	$734
Property and equipment acquired under capital leases	$101	$168	$—

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California during 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software and hardware solutions to conduct digital investigations.

Our main products are: EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location; EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings; and EnCase® Legal Hold, which automates the sending and tracking of litigation hold notices, and provides online interviewing capabilities. In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). In addition, we complement our offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Prior Period Adjustment

The Company recorded out-of-period adjustments which decreased the net loss and the deferred revenue balance by $531,000, in the third quarter of 2010. The adjustments relate to deferred revenue of $408,000 and bad debt recoveries of $123,000 that should have been recognized in income in prior periods.  Had the Company recorded these adjustments in the appropriate periods, net loss for 2009, 2008, and 2007 would have been reduced by $23,000, $167,000, $145,000, respectively, and the opening accumulated deficit as of January 1, 2007 would have been reduced by $196,000.

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

Short-Term Investments

We account for our short-term investments, generally in marketable debt securities, in accordance with Investments—Debt and Equity Securities (ASC 320). We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. Typically, our short-term investments have been classified and accounted for as available for sale. These securities are carried at fair value, based on market quotes, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income as a component of stockholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method and are reflected as a component of other expense. We did not have short-term investments as of December 31, 2010 and 2009.

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

Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. We conduct quarterly inventory reviews for obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At December 31, 2010, the majority of our cash balances were held at financial institutions located in California, which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $26.5 million as of December 31, 2010. At December 31, 2010, all of our cash equivalents consisted of financial institution and US governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

Product revenue. The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables including software and hardware are generally categorized into one of the following:

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

•                          EnCase® Neutrino ® Solution: Our mobile device investigative solution is sold to Forensic customers with a related subscription covering future adapters for newly issued cell phones. Revenue is recognized over the related subscription period. For Enterprise customers, EnCase® Neutrino® revenue is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Standard maintenance is charged to entitle customers to future cell phone adapters on an if-and-when available basis.

•                          Hardware: Revenue associated with the sale of  forensic hardware is recognized upon shipment to the customer, provided that all other criteria for revenue recognition have been met.

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

On January 1, 2007, we adopted accounting for uncertainty in income taxes in accordance with Income Taxes, which requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The standard also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The impact of our adoption is more fully discussed in Note 8.

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. We incurred approximately $164,000, $31,000 and $500,000 of net foreign exchange losses in the years 2010, 2009 and 2008, respectively. In 2010, the US dollar strengthened significantly against certain foreign currencies in which we had assets denominated, resulting in a less favorable exchange rate loss in comparison to 2009.

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

Subsequent Events (ASC 855): In February 2010, the FASB issued an update to Subsequent Events; which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for fiscal years and interim periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

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

Intangibles — Goodwill and Other (ASC 350): In December 2010, an update was made to Intangibles — Goodwill and Other - “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update to Intangibles — Goodwill and Other modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Effective for fiscal years and interim periods beginning after December 15, 2010, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Business Combinations (ASC 805): In December 2010, an update was made to Business Combinations - “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The update to Business Combinations clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Effective for fiscal years and interim periods beginning after December 15, 2010, the adoption of this standard is not expected to have a material impact on our consolidated financial statements. Early adoption is permitted.

Note 3. Business Combination

On May 7, 2010, we acquired substantially all of the assets of Tableau, a privately-held developer and manufacturer of computer forensic products for approximately $10.7 million in cash (net of cash acquired of $1.6 million). We incurred $0.2 million in acquisition-related costs. We acquired Tableau to extend our existing leadership in computer forensics technology by offering software and hardware to better fulfill the needs of the computer forensic community. This transaction closed on May 7, 2010 and the results of operations of Tableau have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. For the three and twelve months ended December 31, 2010, product revenues included $2.3 million and $5.2 million, respectively, of revenue from Tableau.

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

The following are unaudited pro forma condensed consolidated financial statements of the combined entity as though the business combination had been as of the beginning of our annual reporting period and as of the beginning of the comparable annual reporting period (in thousands, except per share amounts):

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2010	2009	2010	2009
Total revenues	$25,952	$22,506	$94,134	$81,163
Total net expenses	26,367	23,346	98,296	93,965
Loss before income taxes	(415)	(840)	(4,162)	(12,802)
Income tax provision	31	(465)	121	(380)
Net loss	$(446)	$(375)	$(4,283)	$(12,422)

Net loss per share — basic and diluted	$(0.02)	$(0.02)	$(0.19)	$(0.54)

Note 4.    Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(4,602)	$(13,925)	$(10,596)

Denominator:
Basic weighted average shares outstanding	23,024	23,093	23,160
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	23,024	23,093	23,160

Net income (loss) per share:
Basic	$(0.20)	$(0.60)	$(0.46)
Diluted	$(0.20)	$(0.60)	$(0.46)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 5,500,000, 4,828,000 and 4,897,000 shares as of December 31, 2010, 2009 and 2008, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
Inventory:
Components	$306	$—
Finished goods	681	275
Total inventory	$987	$275

Note 6.    Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2010	2009
	(in thousands)
Leasehold improvements	$7,687	$7,519
Computer hardware and software	15,876	14,185
Office equipment and furniture	2,997	2,904
Leased computers and office equipment	674	727
Assets not yet placed in service	1,374	744
	28,608	26,079
Accumulated depreciation and amortization	(17,257)	(13,244)
Property and equipment, net	$11,351	$12,835

Depreciation and amortization expense related to property and equipment was $3,983,000, $4,427,000 and $4,098,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There were no impairment charges related to goodwill or indefinite-lived intangible assets as of December 31, 2010. Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets as of December 31, 2010 (in thousands):

Goodwill acquired	$3,711
In-process research and development	1,015
Total	$4,726

During the second quarter of 2010, the Company acquired substantially all of the assets of Tableau resulting in acquired intangible assets. With the exception of customer relationships, which is amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful life as noted in Note 3 above.

The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of December 31, 2010 (in thousands):

	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(71)	$1,029
Existing and developed technology	1,285	(393)	892
Customer relationships	575	(137)	438
Trade names	1,800	(116)	1,684
Total	$4,760	$(717)	$4,043

The following table summarizes the estimated remaining amortization expense through the year 2015 and thereafter (in thousands):

Year ending	Amortization Expense
2011	$1,065
2012	627
2013	398
2014	373
2015	318
Thereafter	1,262
Total amortization expense	$4,043

Note 8.    Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$—	$(419)	$329
State	29	31	79
Foreign	31	8	173
	60	(380)	581
Deferred:
Federal	54	—	1,054
State	7	—	332
	61	—	1,386
	$121	$(380)	$1,967

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Federal income tax benefit at statutory rate	$(1,523)	$(4,864)	$(2,934)
State income taxes, net of federal benefit	(300)	(733)	(349)
Foreign income taxes, net of federal benefit	20	(26)	139
Nondeductible share-based compensation	656	1,002	1,677
Change in valuation allowance affecting income tax expense	1,510	4,582	3,430
Research and development tax credits	(356)	(367)	(232)
Nondeductible meal and entertainment expense	109	97	131
Other, net	5	(71)	105
	$121	$(380)	$1,967

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,413	$1,758
Deferred revenues	2,071	2,838
Share-based compensation	3,473	2,816
Tax credits	2,201	1,631
Net operating losses	4,816	3,474
Intangible assets	284	—

Total deferred tax assets	14,258	12,517

Deferred tax liabilities:
Goodwill	(61)	—
Depreciable assets	(800)	(569)

Net deferred tax assets prior to valuation allowance	13,397	11,948

Valuation allowance	(13,458)	(11,948)

Net deferred tax liabilities	$(61)	$—

The valuation allowance at December 31, 2010 is $13.5 million. We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

At December 31, 2010, we have federal and state research and development tax credit carryforwards of approximately $1.3 million and $1.4 million, respectively. The federal tax credits begin to expire in 2026. The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2010, our federal and state net operating loss carryforwards for income tax purposes are approximately $12.7 million and $10.5 million, respectively, which expire through 2030.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. A reconciliation of our total unrecognized tax benefits at December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of year	$—	$13	$13
Additions based on tax positions in the current period	297	—	—
Additions based on tax positions in prior periods	—	—	—
Reductions based on tax positions in prior periods	—	—	—
Settlements	—	—	—
Expiration of statutes	—	(13)	—

Balance at end of year	$297	$—	$13

Our unrecognized tax benefit as of December 31, 2010 is $0.3 million. We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our tax years 2007 through 2009 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our consolidated balance sheets. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate. Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Amounts accrued or paid for interest and penalties were insignificant in 2010, 2009 and 2008.

Note 9.    Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we maintain certain financial covenants, and at June 30, 2009, we were in breach of the covenant that prohibited a cumulative net loss (excluding non-cash share-based compensation) in excess of $4.0 million during any one fiscal year. In July 2009, we executed an amendment to the credit agreement with our bank, which increased the maximum allowable cumulative net loss under the covenant to $9.0 million (excluding non-cash share-based compensation) for the remainder of 2009, and $4.0 million for any subsequent fiscal quarter. The amendment also included a waiver of this covenant for the period ended June 30, 2009. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. In March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year.

As of December 31, 2010, we were in compliance with the covenants associated with the revolving line of credit. As of December 31, 2010, we had an outstanding stand-by letter of credit in the amount of $225,000, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at December 31, 2010 or 2009.

Note 10.    Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases (Note 11).

In May 2010, we executed a 4-year lease with an entity owned by one of our executives for our facility in Waukesha, Wisconsin. For the year ended December 31, 2010, we made payments for rent and operating expenses of approximately $100,000 and have a remaining obligation under this lease of approximately $500,000.

Note 11.    Leases

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

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Net Future Minimum Lease Payments
2011	$82	$3,772	$3,854
2012	64	3,150	3,214
2013	36	2,442	2,478
2014	22	827	849
2015	—	674	674
Thereafter	—	—	—

Total	$204	$10,865	$11,069

Less amounts representing interest (2.5%—8.0%)	(12)

	$192

Rent expense related to operating leases for 2010, 2009 and 2008 was $3,650,000, $3,827,000 and $4,265,000, respectively. As of December 31, 2010, we did not have sublease rental income. Sublease rental income was approximately $131,000 and $220,000 in 2009 and 2008, respectively. Substantially all of the capital leases and one operating lease are guaranteed by certain stockholders of the Company.

Note 12.    Equity Incentive Plan

In 2004, our Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Plan”). A total of 2,062,000 shares of common stock were initially authorized and reserved for issuance under the Plan in the form of incentive and non-qualified stock options and stock purchase rights for restricted stock. The Plan was amended in 2005 to increase the number of shares available for issuance to 3,977,000. In May 2006, the Board of Directors and stockholders approved the First Amended and Restated 2004 Equity Incentive Plan (the “First Amended and Restated Plan”), which amended and restated the Plan in its entirety, and provided for increases in the number of shares available for issuance by an additional 1,126,994 shares on May 3, 2006, an additional 828,073 shares on January 1, 2007, and an additional 828,123 shares on each of January 1, 2008 and 2009. At our 2008 Annual Meeting of Stockholders, our stockholders approved an amendment to the First Amended and Restated Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009. At our 2010 Annual Meeting of Stockholders, our stockholders approved the Second Amended and Restated 2004 Equity Incentive Plan (the “Second Amended and Restated Plan”), which amended and restated the First Amended and Restated Plan in its entirety, and provided for an increase in the number of shares available for issuance by an additional 1,500,000 shares to a total of 9,088,313 shares. On April 22, 2010, the Board of Directors approved an amendment to the Second Amended and Restated Plan that accelerated the vesting of new grants of annual restricted stock awards granted to independent directors to occur on the earlier of the Company’s next annual meeting of stockholders following the grant date or the first anniversary of the grant date, subject to the independent director’s continued status as a service provider through such date. Employees, officers, consultants and directors are eligible to receive awards under the Second Amended and Restated Plan, which is generally administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions of each grant.

At December 31, 2010, approximately 1,521,000 shares remain available for grant as options or restricted stock awards under the Second Amended and Restated Plan.

Stock Options

The terms of the options granted under the Second Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	4,553,000	$9.11	8.4	$22,297,000
Granted	491,000	8.55
Exercised	(205,000)	4.93
Forfeited or expired	(698,000)	9.95

Outstanding, December 31, 2008	4,141,000	$9.11	7.6	$152,000
Granted	269,000	4.01
Exercised	(27,000)	4.34
Forfeited or expired	(598,000)	9.72

Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000

Granted	327,000	5.42
Exercised	(95,000)	4.63
Forfeited or expired	(378,000)	9.74

Outstanding, December 31, 2010	3,639,000	$8.37	6.1	$4,432,000

Exercisable, December 31, 2010	2,344,000	$7.81	5.2	$3,178,000

We define in-the-money options at December 31, 2010 as options that had exercise prices that were lower than the $7.19 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,844,000 options that were in-the-money at that date, of which 1,331,000 were exercisable. The total intrinsic value of stock options exercised, determined as of the date of exercise, was $104,000, $32,000 and $1,035,000 during the years 2010, 2009 and 2008, respectively.

The following summarizes information about options unvested at December 31, 2010 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options expected to vest	1,150,000	$9.81	7.6	$976,000

Certain optionees experienced disqualifying dispositions of incentive stock options during the year ended December 31, 2008. Disqualifying dispositions result in a tax deduction in our corporate tax return equal to the intrinsic value of the option at exercise. To the extent we have previously recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, we record the benefit from the disqualifying dispositions as a reduction in our income tax provision.

As a result of disqualifying dispositions of incentive stock options during 2008, tax benefits of $0.2 million related to options that were granted prior to the adoption of Compensation-Stock Compensation, “Share-Based Compensation” (Note 13), were recorded as a reduction of our 2008 tax liability and an increase to additional paid-in capital. The tax benefit related to the exercise of options granted subsequent to the adoption so share-based compensation was recorded as a reduction of current year tax expense and the tax liability. There was no material disqualifying dispositions for 2010 and 2009.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2007	499,000	$14.02
Granted	415,000	7.92
Vested and issued	(96,000)	14.21
Forfeited	(62,000)	12.61

Outstanding, December 31, 2008	756,000	10.76
Granted	604,000	4.33
Vested and issued	(168,000)	10.76
Forfeited	(149,000)	9.05

Outstanding, December 31, 2009	1,043,000	7.27
Granted	1,280,000	5.75
Vested and issued	(272,000)	7.56
Forfeited	(190,000)	6.59

Outstanding, December 31, 2010	1,861,000	$6.25

The total grant date fair value of shares vested under such grants during 2010, 2009 and 2008 was $2,053,000, $1,809,000 and $1,360,000, respectively.

Note 13.    Share-Based Compensation

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

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.86%	2.2 6%	3.27%
Dividend yield	—%	—%	—%
Expected life (years)	6.25	6.25	6.25
Volatility	56.2%	60.9%	51.8%
Weighted average grant date fair value	$3.04	$2.38	$4.46

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

In June 2007 and August 2008, under the terms of the separation agreements of two former executives, we accelerated the vesting of certain options held by those executives permitting them to purchase previously unvested shares of our common stock within specified periods following their terminations. The terms of the August 2008 separation agreement also accelerated the vesting of an award of approximately 2,000 shares of restricted stock. The modifications of these awards resulted in $280,000 of compensation expense in 2008.

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

The following table summarizes the share-based compensation expense we recorded in accordance with the provisions of Compensation-Stock Compensation:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Stock option awards	$1,856	$3,475	$6,519
Restricted stock awards	3,331	2,468	2,177
Acceleration of vesting period for former employees	—	—	280

Share-based compensation expense	$5,187	$5,943	$8,976

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cost of product revenue	$54	$23	$36
Cost of services and maintenance revenue	847	1,098	1,788
Selling and marketing	1,601	1,992	2,923
Research and development	1,192	1,320	1,433
General and administrative	1,493	1,510	2,796

Total non-cash share-based compensation	$5,187	$5,943	$8,976

As of December 31, 2010, there was approximately $2.1 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.9 years and approximately $8.7 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years. We expect to record approximately $5.1 million in share-based compensation in 2011 related to options and restricted stock awards outstanding at December 31, 2010.

Note 14.    Other Employee Benefit Plans

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 15% of their semi-monthly earnings, up to the maximum limit set by the IRS each year. We match $0.50 on each dollar up to 6% of the employee’s semi-monthly contribution. Additionally, the Company may make discretionary contributions to the Plan regardless of profitability. In 2010, we reinstated the Company matching contribution under the 401(k) plan that was temporarily suspended in July 2009. We recorded contribution related expense of $324,000, $409,000 and $698,000 in the years 2010, 2009 and 2008, respectively.

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

Note 15.    Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2010, we had approximately $4.8 million remaining under this authorization. Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program may be discontinued at any time. During 2010, we repurchased 279,628 shares under this program. Additionally, approximately 86,400 shares that were withheld from employees for personal income tax purposes upon the vesting of restricted stock awards. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

Note 16.    Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$9,000	$9,000	$—	$—
Money market account	9,587	9,587	—	—

Total cash equivalents	$18,587	$18,587	$—	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$5,000	$5,000	$—	$—
Money market account	25,525	25,525	—	—

Total cash equivalents	$30,525	$30,525	$—	$—

Note 17.    Contingencies

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

Note 18.    Segment Information

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

•                          Professional services segment—is our segment that performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•                          Training segment—is our segment that provides training classes by which we train our customers to effectively and efficiently use our software products.

•                          Maintenance segment—includes maintenance related revenue and costs.

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

	Year Ended December 31, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$43,930	$14,609	$7,762	$25,599	$91,900
Cost of revenues	4,937	11,903	5,474	2,497	24,811

Gross profit	$38,993	$2,706	$2,288	$23,102	67,089

Total operating expenses					71,644

Operating loss					$(4,555)

	Year Ended December 31, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$34,068	$10,270	$7,793	$22,759	$74,890
Cost of revenues	2,793	10,068	5,465	2,365	20,691

Gross profit	$31,275	$202	$2,328	$20,394	54,199

Total operating expenses					68,624

Operating loss					$(14,425)

	Year Ended December 31, 2008
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$48,245	$13,912	$10,009	$19,300	$91,466
Cost of revenues	3,143	14,121	6,193	2,491	25,948

Gross profit	$45,102	$(209)	$3,816	$16,809	65,518

Total operating expenses					74,888

Operating loss					$(9,370)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues
US	$77,696	$59,324	$71,955
Europe	8,304	10,414	12,510

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Asia	2,115	1,750	4,442
Other	3,785	3,402	2,559

	$91,900	$74,890	$91,466

At December 31, 2010, 2009 and 2008, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $10,884,000, $12,273,000 and $14,408,000, respectively. At December 31, 2010, 2009 and 2008, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $467,000, $562,000 and $633,000, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

Note 19.    Unaudited Quarterly Information

The following tables set forth below unaudited quarterly data. In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	(in thousands, except share data)
	Quarter Ended
	Dec. 31, 2010	Sept. 30, 2010(1)	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009

Total revenues	$25,952	$23,847	$22,706	$19,395	$20,790	$19,012	$16,419	$18,669

Total cost of revenues	7,445	6,437	6,000	4,929	5,169	4,923	5,031	5,568

Gross profit	18,507	17,410	16,706	14,466	15,621	14,089	11,388	13,101

Total operating expenses	18,931	18,181	17,950	16,582	16,701	16,298	17,204	18,421

Operating income (loss)	(424)	(771)	(1,244)	(2,116)	(1,080)	(2,209)	(5,816)	(5,320)

Total other income and expense	9	12	18	35	44	43	9	24

Income (loss) before income taxes	(415)	(759)	(1,226)	(2,081)	(1,036)	(2,166)	(5,807)	(5,296)
Income tax (benefit) provision	31	4	37	49	(465)	(1)	12	74

Net income (loss)	$(446)	$(763)	$(1,263)	$(2,130)	$(571)	$(2,165)	$(5,819)	$(5,370)

Net income (loss) per common share—basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.09)	$(0.02)	$(0.09)	$(0.25)	$(0.23)
Weighted average shares outstanding used in the calculation of net income (loss) per common share—basic and diluted	22,949	23,036	23,094	23,016	22,961	22,917	23,212	23,283

(1)  The Company recorded out-of-period adjustments in the third quarter of 2010. The impacts of such adjustments are more fully discussed in Note 2 under “Prior Period Adjustments.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2011

Guidance Software, Inc.

	By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VICTOR T. LIMONGELLI	President, Chief Executive Officer and Director	March 2, 2011
Victor T. Limongelli	(Principal Executive Officer)

/s/ BARRY J. PLAGA	Chief Financial Officer (Principal Financial	March 2, 2011
Barry J. Plaga	Officer)

/s/ Rasmus van der colff	Chief Accounting Officer (Principal Accounting	March 2, 2011
Rasmus van der colff	Officer)

/s/ SHAWN MCCREIGHT	Chairman and Chief Technology Officer	March 2, 2011
Shawn McCreight

/s/ KATHLEEN O’NEIL	Director	March 2, 2011
Kathleen O’Neil

/s/ MARSHALL S. GELLER	Director	March 2, 2011
Marshall S. Geller

/s/ JEFF LAWRENCE	Director	March 2, 2011
Jeff Lawrence

/s/ STEPHEN C. RICHARDS	Director	March 2, 2011
Stephen C. Richards

/s/ ROBERT G. VAN SCHOONENBERG	Director	March 2, 2011
Robert G. van Schoonenberg

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2008	$984	$1,407	$—	$(750)	$1,641
Year ended December 31, 2009	$1,641	$(252)	$—	$(389)	$1,000
Year ended December 31, 2010	$1,000	$(48)	$—	$(394)	$558

Deferred tax asset valuation allowance:
Year ended December 31, 2008	$4,009	$3,492	$—	$—	$7,501
Year ended December 31, 2009	$7,501	$4,447	$—	$—	$11,948
Year ended December 31, 2010	$11,948	$1,510	$—	$—	$13,458

II-1