Form 10-Q
period 2011-03-31
Guidance Software, Inc.
filed 2011-05-11
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 9, 2011, there were approximately 25,315,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,180	$27,621
Trade receivables, net of allowance for doubtful accounts of $563 and $558, respectively	16,862	16,344
Inventory	922	987
Prepaid expenses and other current assets	2,089	1,934
Total current assets	45,053	46,886

Long-term assets:
Property and equipment, net	11,326	11,351
Intangible assets, net	4,786	5,058
Goodwill, net	3,711	3,711
Other assets	434	434
Total long-term assets	20,257	20,554

Total assets	$65,310	$67,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,466	$2,568
Accrued liabilities	6,662	7,255
Capital lease obligations	74	76
Deferred revenues	30,038	30,279
Total current liabilities	39,240	40,178

Long-term liabilities:
Rent incentives	1,019	1,221
Capital lease obligations	97	116
Deferred revenues	4,033	3,335
Deferred tax liabilities	131	61
Total long-term liabilities	5,280	4,733

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,025,000 and 23,873,000 shares issued, respectively; and 23,080,000 and 22,976,000 shares outstanding, respectively	23	23
Additional paid-in capital	69,966	68,311
Treasury stock, at cost, 945,000 and 897,000 shares, respectively	(4,388)	(4,039)
Accumulated deficit	(44,811)	(41,766)
Total stockholders’ equity	20,790	22,529

Total liabilities and stockholders’ equity	$65,310	$67,440

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenue	$9,554	$8,442
Services and maintenance revenue	14,023	10,953
Total revenues	23,577	19,395

Cost of revenues:
Cost of product revenue	1,285	688
Cost of services and maintenance revenue	6,298	4,241
Total cost of revenues	7,583	4,929

Gross profit	15,994	14,466

Operating expenses :
Selling and marketing	8,129	8,225
Research and development	4,772	4,086
General and administrative	4,807	3,257
Depreciation and amortization	1,241	1,014
Total operating expenses	18,949	16,582

Operating income (loss)	(2,955)	(2,116)

Other income and expense:
Interest income	9	37
Interest expense	(4)	(2)
Other income, net	1	—
Total other income and expense	6	35

Income (loss) before income taxes	(2,949)	(2,081)
Income tax provision	96	49

Net income (loss)	$(3,045)	$(2,130)

Net income (loss) per share:
Basic	$(0.13)	$(0.09)
Diluted	$(0.13)	$(0.09)

Weighted average number of shares used in per share calculation:
Basic	23,041	23,016
Diluted	23,041	23,016

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(3,045)	$(2,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,241	1,014
Benefit for doubtful accounts	—	(100)
Share-based compensation	1,554	1,100
Deferred taxes	70	—
Changes in operating assets and liabilities:
Trade receivables	(518)	4,904
Inventory	65	(22)
Prepaid expenses and other assets	(155)	(250)
Accounts payable	(101)	(521)
Accrued liabilities	(795)	1,036
Deferred revenues	457	(2,294)
Net cash provided by (used in) operating activities	(1,227)	2,737

Investing Activities:
Purchase of property and equipment	(945)	(548)
Net cash used in investing activities	(945)	(548)

Financing Activities:
Proceeds from the exercise of stock options	101	112
Common stock repurchased or withheld	(349)	(131)
Principal payments on capital lease obligations	(21)	(21)
Net cash used in financing activities	(269)	(40)

Net increase (decrease) in cash and cash equivalents	(2,441)	2,149
Cash and cash equivalents, beginning of period	27,621	36,585
Cash and cash equivalents, end of period	$25,180	$38,734

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$2	$1
Income taxes	$3	$13

Non-cash activities:
Capital lease obligations incurred to acquire assets	$—	$—
Purchase of property and equipment included in accounts payable	$150	$488

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

Our main products are: EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location; EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings; and EnCase® Legal Hold, which automates the sending and tracking of litigation hold notices, and provides online interviewing capabilities. In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). In addition, we complement our product offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2011. The operating results for the three-month period ended March 31, 2011 and cash flows for the three-month period ended March 31, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2011 and our results of operations and cash flows for the three months ended March 31, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the December 31, 2010 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At March 31, 2011, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $24.1 million as of March 31, 2011. At March 31, 2011, all of our cash equivalents consisted of financial institution and US governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

Intangibles — Goodwill and Other (Accounting Standards Codification (“ASC”) 350): In December 2010, an update was made to Intangibles — Goodwill and Other - “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update to Intangibles — Goodwill and Other modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Effective for fiscal years and interim periods beginning after December 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

Business Combinations (ASC 805): In December 2010, an update was made to Business Combinations - “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The update to Business Combinations clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Effective for fiscal years and interim periods beginning after December 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

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

The following is the unaudited pro forma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the three-month period ended March 31, 2010 (in thousands, except per share amounts). The three-month period ended March 31, 2011 represents our actual condensed consolidated financial statement and is presented for comparability purposes.

	Three Months Ended March 31,
	2011	2010
Total revenues	$23,577	$20,901
Total net expenses	26,526	22,818
Income (loss) before income taxes	(2,949)	(1,966)
Income tax provision	96	49
Net income (loss)	$(3,045)	$(1,966)

Net income (loss) per share — basic and diluted	$(0.13)	$(0.09)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$(3,045)	$(2,130)

Denominator:
Basic weighted average shares outstanding	23,041	23,016
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	23,041	23,016

Net income (loss) per share:
Basic	$(0.13)	$(0.09)
Diluted	$(0.13)	$(0.09)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 5,635,000 and 5,015,000 shares as of March 31, 2011 and 2010, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Inventory:
Components	$327	$306
Finished goods	595	681
Total inventory	$922	$987

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There were no impairment charges related to goodwill or indefinite-lived intangible assets as of March 31, 2011. Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets as of March 31, 2011 (in thousands):

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

The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of March 31, 2011 (in thousands):

	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(99)	$1,001
Existing and developed technology	1,285	(549)	736
Customer relationships	575	(179)	396
Trade names	1,800	(162)	1,638
Total	$4,760	$(989)	$3,771

The following table summarizes the estimated remaining amortization expense through the year 2015 and thereafter (in thousands):

Year ending	Amortization Expense
2011	$793
2012	627
2013	398
2014	373
2015	318
Thereafter	1,262
Total amortization expense	$3,771

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2011, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 48,000 common shares for the three months ended March 31, 2011, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. As of March 31, 2011, there were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit.

As of March 31, 2011, we had an outstanding stand-by letter of credit in the amount of $225,000, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at March 31, 2011 or December 31, 2010.

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

At March 31, 2011, approximately 1,234,000 shares remain available for grant as options or nonvested share awards under the Second Amended and Restated Plan.

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,639,000	$8.37	6.1	$4,432,000
Granted	4,000	$6.92
Exercised	(23,000)	$4.47
Forfeited or expired	(29,000)	$10.00
Outstanding, March 31, 2011	3,591,000	$8.38		$6,543,000

Exercisable, March 31, 2011	2,445,000	$7.80		$4,979,000

We define in-the-money options at March 31, 2011 as options that had exercise prices that were lower than the $8.38 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2011 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,841,000 shares that were in-the-money at that date, of which 1,409,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2010	1,861,000	$6.25
Granted	349,000	6.92
Vested	(129,000)	5.80
Forfeited	(37,000)	6.16
Outstanding, March 31, 2011	2,044,000	$6.40

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2011 was $750,000.

Note 10. Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (ASC 718). Share-based compensation expense for all share-based awards is recognized using the Black-Scholes option pricing model to determine the grant date fair value of share-based payments. We recognize the cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period.

With the exception of one grant issued in December 2007 with market-based vesting conditions, discussed further below, the fair values of awards granted under the Second Amended and Restated Plan were estimated at the date of grant and the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.4%	2.8%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	65.5%	52.9%
Weighted average grant date fair value	$4.27	$2.80

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero as we have no intention of paying any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock option awards	$433	$505
Restricted stock awards	1,121	595
Share-based compensation expense	$1,554	$1,100

As of March 31, 2011, there was approximately $1.6 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.9 years and approximately $9.8 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $4.0 million in share-based compensation for the remainder of fiscal year 2011 related to stock options and restricted stock awards outstanding at March 31, 2011.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2011, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax position. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2010, our liability for uncertain tax positions was $0.3 million and the balance remains unchanged at March 31, 2011. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2007 through 2009 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

Note 12. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$9,000	$9,000	$—	$—
Money market account	8,596	8,596	—	—
Total cash equivalents	$17,596	$17,596	$—	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$9,000	$9,000	$—	$—
Money market account	9,587	9,587	—	—
Total cash equivalents	$18,587	$18,587	$—	$—

Note 13. Contingencies

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

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During the three months ended March 31, 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit. As a result, we estimated an incremental sales tax liability of approximately $1.3 million, including interest and penalties of approximately $300,000, where applicable, during the three months ended March 31, 2011. The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. The estimated liability is recorded in general and administrative expenses.

Note 14.    Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases as disclosed in Note 10 and Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2010.

In May 2010, we executed a 4-year lease with an entity owned by one of our executives for our facility in Waukesha, Wisconsin. For the three months ended March 31, 2011, we made payments for rent and operating expenses of approximately $37,500 and have a remaining obligation under this lease of approximately $462,500.

Note 15. Segment Information

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

•                  Professional services segment—Performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•                  Training segment—Provides training classes in which we train our customers to effectively and efficiently use our software products.

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

	Three Months Ended March 31, 2011
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$9,554	$5,425	$1,676	$6,922	$23,577
Cost of revenues	1,285	4,315	1,426	557	7,583
Gross profit	$8,269	$1,110	$250	$6,365	15,994
Total operating expenses					18,949
Operating loss					$(2,955)

	Three Months Ended March 31, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$8,442	$3,043	$1,872	$6,038	$19,395
Cost of revenues	688	2,404	1,275	562	4,929
Gross profit (loss)	$7,754	$639	$597	$5,476	14,466
Total operating expenses					16,582
Operating loss					$(2,116)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
United States	$19,805	$15,943
Europe	2,275	1,982
Asia	541	524
Other	956	946
	$23,577	$19,395

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Risk Factors” and in other parts of this Quarterly Report.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2011.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenue	40.5%	43.5%
Services and maintenance revenue	59.5	56.5
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	5.4	3.5
Cost of services and maintenance revenue	26.7	21.9
Total cost of revenues	32.1	25.4

Gross profit	67.9	74.6

Operating expenses:
Selling and marketing	34.5	42.4
Research and development	20.2	21.1
General and administrative	20.4	16.8
Depreciation and amortization	5.3	5.2
Total operating expenses	80.4	85.5

Operating loss	(12.5)	(10.9)

Other income and expense:
Interest income	0.0	0.2
Interest expense	0.0	0.0
Other income, net	0.0	0.0
Loss before income taxes	(12.5)	(10.7)
Income tax provision	0.4	0.3
Net loss	(12.9)%	(11.0)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2011	2010
Non-Cash Share-Based Compensation Data(1):
Cost of product revenue	$22	$5
Cost of services and maintenance revenue	253	205
Selling and marketing	437	360
Research and development	421	189
General and administrative	421	341
Total non-cash share-based compensation	$1,554	$1,100

(1)                   Non-cash share-based compensation recorded in the three-month periods ended March 31, 2011 and 2010 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

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

	Three Months Ended March 31,
(Dollars in thousands)	2011	Change %	2010
Product revenues:
Enterprise	$4,490	5%	$4,292
Forensic	5,064	22%	4,150
Total product revenues	9,554	13%	8,442

Services and maintenance revenues:
Professional services	5,425	78%	3,043
Training	1,676	(11)%	1,872
Maintenance and other	6,922	15%	6,038
Total services and maintenance revenues	14,023	28%	10,953

Total revenues	$23,577	22%	$19,395

Product Revenues

We generate product revenues principally from two product categories: Enterprise and Forensic products. In late 2009, we redefined the categories that made up our product revenues. Our Enterprise products now include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, Legal Hold, Data Audit & Policy Enforcement, EnCase® Cybersecurity and OEM add-on products. Our Forensic products now includes revenues related to EnCase® Forensic, Portable, Neutrino® mobile forensic device, Field Intelligence Model, and other third-party hardware. Our Forensic products also include our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years. As of May 2010, we added a line of forensic hardware products to our Forensic products. Revenues from OEM, Neutrino®, Field Intelligence Model and other hardware were previously reported as Other product revenue. For comparability purposes, we have reclassified the 2010 categories as specified above; however total product revenues remain unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues for the first quarter of 2011 was $9.6 million, an increase of $1.2 million, or 13%, from $8.4 million for the first quarter of 2010. The increase in product revenues was primarily an increase in forensic hardware products partially offset by lower forensic software revenue.

Services and Maintenance Revenues

Services and maintenance revenue for the first quarter of 2011 was $14.0 million, an increase of $3.0 million, or 28%, from $11.0 million for the first quarter of 2010.  Professional services revenues for the first quarter of 2011 was $5.4 million, an increase of $2.4 million, or 78%, from $3.0 million for the first quarter of 2010. The increase in professional services revenues was primarily due to a general increase in demand for our eDiscovery services and revenue from certain significant consulting engagement performed during the first quarter of 2011. We expect professional services revenue to decrease slightly during the next few quarters due to the completion of these engagements during the first quarter. Training revenue for the first quarter of 2011 was $1.7 million, a decrease of $0.2 million, or 11%, from $1.9 million in the first quarter of 2010. The reduction in training revenue was primarily due to the continued restrictive travel and training budgets of our customers during the economic recovery, as well as a delay in training classes being scheduled due to the anticipation of new product releases later in the year. Maintenance and other revenue for the first quarter of 2011 was $6.9 million, an increase of $0.9 million, or 15%, from $6.0 million for the first quarter of 2010. The increase was primarily a result of an on-going increase in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2011	Change %	2010
Cost of product revenues	$1,285	87%	$688

Cost of services and maintenance revenues:
Professional services	4,315	80%	2,404
Training	1,426	12%	1,275
Maintenance and other	557	(1)%	562
Total cost of services and maintenance revenues	6,298	49%	4,241

Total cost of revenues	$7,583	54%	$4,929

Share-based compensation included above:
Cost of product revenues	$22		$5
Cost of services and maintenance revenues	$253		$205

Gross Margin Percentages
Products	86.6%		91.9%
Services and maintenance	55.1%		61.3%
Total	67.8%		74.6%

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

Cost of product revenues for the first quarter of 2011 was $1.3 million, an increase of $0.6 million, or 87%, from $0.7 million for the first quarter of 2010. This increase was primarily a result of an increase in forensic hardware product revenues due to our acquisition of Tableau in May 2010. Product revenue gross margin decreased slightly to 86.6% in the first quarter of 2011, compared with 91.9% in the first quarter of 2010. The decrease in gross margin percentage was primarily due to lower margins on forensic hardware products.

Cost of Services and Maintenance Revenues

The costs of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenue for the first quarter of 2011 was $6.3 million, a increase of $2.1 million, or 49%, from $4.2 million in the first quarter of 2010. The increase was primarily due to higher compensation and benefits costs associated with the increase in headcount and utilization rates in our professionals services organization year-over-year, as well as the use of third-party consultants on certain engagements.  Services and maintenance gross margin for the first quarter of 2011 decreased to 55.1%, compared to 61.3% in the first quarter of 2010. The decrease in gross margin was primarily a result of the higher mix of lower-margin services revenues versus maintenance revenues during the quarter.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2011	Change %	2010
Selling and marketing expenses	$8,129	(1)%	$8,225
Research and development expenses	$4,772	17%	$4,086
General and administrative expenses	$4,807	48%	$3,257
Depreciation and amortization expenses	$1,241	22%	$1,014

Share-based compensation included above:
Selling and marketing expenses	$437		$360
Research and development expenses	$421		$189
General and administrative expenses	$421		$341

As a percentage of revenue:
Selling and marketing expenses	34.5%		42.4%
Research and development expenses	20.2%		21.1%
General and administrative expenses	20.4%		16.8%
Depreciation and amortization expenses	5.3%		5.2%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We employed approximately 120 sales and marketing personnel at March 31, 2011 and 2010.

Selling and marketing expenses for the first quarter of 2011 was flat compared to the first quarter for 2010 with approximate headcount and related expenses comparable in both periods.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 97 at March 31, 2011 from 84 at March 31, 2010.

Research and development expenses increased by $0.7 million, or 17%, during the first quarter of 2011 as compared with the first quarter of 2010. The higher expenses were driven primarily by an increase in headcount and related expenses and an increase in the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We employed approximately 60 general and administrative personnel at March 31, 2011 and 2010.

General and administrative expenses for the first quarter of 2011 was $4.8 million, a $1.5 million, or 48%, increase from $3.3 million for the first quarter of 2010. The increase in general and administrative expenses was primarily attributable to a charge of $1.3 million related to certain state sales tax obligations including related interest penalties, as well as an increase in compensation and benefits expenses and a reduction in bad debt expense during the first quarter of 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased by $0.2 million, or 22%, in the first quarter 2011 as compared to the same period of the prior year primarily as a result of the amortization of intangibles assets we acquired through our acquisition of Tableau in May 2010.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances and other miscellaneous income and expense items. Interest income decreased by $28,000 for the first quarter of 2011 due to our lower cash and cash equivalents balance, and the corresponding decrease in earned interest, compared with the same period in 2010.

Income Tax Provision

The Company recorded an income tax provision for the first quarter of 2011 of $96,000 as compared to a $49,000 provision for the same period of the prior year. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate is 3.3%, and 2.0% for three months ended March 31, 2011 and 2010, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges not deductible for tax, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have largely financed our operations from the cash flow generated from the sale of our products and services. As of March 31, 2011, we had $25.2 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $1.2 million for the three months ended March 31, 2011 compared with net cash provided by operating activities of $2.7 million for the three months ended March 31, 2010. The change to cash used in operating activities for the first quarter of 2011 from cash provided by operating activities for the first quarter of 2010 was primarily a result of an increase in trade receivables of $0.5 million during the first quarter of 2011, compared to a decrease $4.9 million in the prior year period, offset by an increase in deferred revenues of $0.5 million in the first quarter or 2011 compared to a decrease of $2.3 million in the prior year period.

Net cash used in investing activities of $0.9 million in the first quarter of 2011 and $0.5 million in the first quarter of 2010 resulted from additions to property and equipment.

Net cash used in financing activities was $0.3 million for the first quarter of 2011, as compared to cash used in financing activities of $40,000 during the first quarter of 2010. The increase in cash used in financing activities was due primarily to an increase in common stock withheld.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. As of March 31, 2011, there were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit.

As of March 31, 2011, we had an outstanding stand-by letter of credit in the amount of $225,000, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at March 31, 2011 or December 31, 2010.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At March 31, 2011, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2009 was approximately $10.9 million, of which $3.8 million is due during 2011. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Intangibles — Goodwill and Other (Accounting Standards Codification (“ASC”) 350): In December 2010, an update was made to Intangibles — Goodwill and Other - “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update to Intangibles — Goodwill and Other modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Effective for fiscal years and interim periods beginning after December 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

Business Combinations (ASC 805): In December 2010, an update was made to Business Combinations - “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The update to Business Combinations clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Effective for fiscal years and interim periods beginning after December 15, 2010, we have adopted this standard with no material impact on our consolidated financial statements.

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

Interest Rate Risk. At March 31, 2011, our investment portfolio, consisting of highly liquid debt instruments of the US government is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                           Risk Factors

Except for the risk factors presented below, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on March 2, 2011.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

The application and interpretation of various state sales tax laws to certain of our products and services is uncertain.  Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products and services are subject to their state’s sales tax. During the three months ended March 31, 2011, we recorded a liability of approximately $1.3 million reflecting our best estimate of our potential sales tax liability and associated interest and penalties thereon. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may be more or less than such estimates, and if so, such liability may negatively impact our financial condition.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2011, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 48,000 common shares for the three months ended March 31, 2011, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Item 4.                                    [Removed and Reserved]

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

Dated: May 11, 2011