Form 10-Q
period 2011-06-30
Guidance Software, Inc.
filed 2011-08-04
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

As of August 3, 2011, there were approximately 25,562,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,704	$27,621
Trade receivables, net of allowance for doubtful accounts of $564 and $558, respectively	15,576	16,344
Inventory	905	987
Prepaid expenses and other current assets	2,338	1,934
Total current assets	46,523	46,886

Long-term assets:
Property and equipment, net	10,613	11,351
Intangible assets, net	4,518	5,058
Goodwill	3,711	3,711
Other assets	434	434
Total long-term assets	19,276	20,554

Total assets	$65,799	$67,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,868	$2,568
Accrued liabilities	7,040	7,255
Capital lease obligations	74	76
Deferred revenues	30,009	30,279
Total current liabilities	39,991	40,178

Long-term liabilities:
Rent incentives	825	1,221
Capital lease obligations	78	116
Deferred revenues	4,026	3,335
Deferred tax liabilities	162	61
Total long-term liabilities	5,091	4,733

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,337,000 and 23,873,000 shares issued, respectively; and 23,334,000 and 22,976,000 shares outstanding, respectively	23	23
Additional paid-in capital	71,712	68,311
Treasury stock, at cost, 1,002,000 and 897,000 shares, respectively	(4,834)	(4,039)
Accumulated deficit	(46,184)	(41,766)
Total stockholders’ equity	20,717	22,529

Total liabilities and stockholders’ equity	$65,799	$67,440

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenue	$11,186	$11,235	$20,740	$19,677
Services and maintenance revenue	12,705	11,471	26,728	22,424

Total revenues	23,891	22,706	47,468	42,101

Cost of revenues:
Cost of product revenue	1,625	1,072	2,910	1,760
Cost of services and maintenance revenue	5,586	4,928	11,884	9,169

Total cost of revenues	7,211	6,000	14,794	10,929

Gross profit	16,680	16,706	32,674	31,172

Operating expenses:
Selling and marketing	8,686	9,060	16,815	17,285
Research and development	4,797	4,096	9,569	8,182
General and administrative	3,238	3,590	8,045	6,847
Depreciation and amortization	1,287	1,204	2,528	2,218

Total operating expenses	18,008	17,950	36,957	34,532

Operating income (loss)	(1,328)	(1,244)	(4,283)	(3,360)
Other income and expense:
Interest income	11	20	20	57
Interest expense	(2)	(2)	(5)	(4)
Other income, net	4	—	4	—

Total other income and expense	13	18	19	53

Income (loss) before income taxes	(1,315)	(1,226)	(4,264)	(3,307)
Income tax provision	58	37	154	86

Net income (loss)	$(1,373)	$(1,263)	$(4,418)	$(3,393)

Net income (loss) per share:
Basic	$(0.06)	$(0.05)	$(0.19)	$(0.15)

Diluted	$(0.06)	$(0.05)	$(0.19)	$(0.15)

Weighted average number of shares used in per share calculation:
Basic	23,248	23,094	23,145	23,055

Diluted	23,248	23,094	23,145	23,055

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(4,418)	$(3,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,528	2,218
Benefit for doubtful accounts	—	(48)
Share-based compensation	3,035	2,542
Deferred taxes	101	—
Changes in operating assets and liabilities:
Trade receivables	768	4,949
Inventory	82	(17)
Prepaid expenses and other assets	(404)	(498)
Accounts payable	175	(422)
Accrued liabilities	(611)	1,682
Deferred revenue	421	(4,426)

Net cash provided by operating activities	1,677	2,587

Investing Activities:
Purchase of property and equipment	(1,126)	(1,345)
Acquisition, net of cash acquired	—	(10,686)

Net cash used in investing activities	(1,126)	(12,031)

Financing Activities:
Proceeds from the exercise of stock options	366	197
Common stock repurchased or withheld	(794)	(214)
Principal payments on capital lease obligations	(40)	(42)

Net cash used in financing activities	(468)	(59)

Net increase (decrease) in cash and cash equivalents	83	(9,503)
Cash and cash equivalents, beginning of period	27,621	36,585

Cash and cash equivalents, end of period	$27,704	$27,082

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$2	$1
Income taxes	$33	$52

Non-cash activities:
Purchase of equipment included in accounts payable and accrued expenses	$274	$98

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance provides software and hardware solutions used to conduct digital investigations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2011. The operating results for the three and six month period ended June 30, 2011 and cash flows for the six month period ended June 30, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 and include normal and recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2011 and our results of operations three and six months ended June 30, 2011 and 2010 and our cash flows for the six months ended June 30, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the December 31, 2010 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

We invest excess cash in money market funds and highly liquid debt instruments of the U.S. government and its agencies. Highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturities of these instruments. Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our capital lease obligations also approximate fair value.

Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. We conduct quarterly inventory reviews for obsolescence, and inventory considered unlikely to be sold is written down to net realizable value.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, U.S. government or federal agency instruments and obligations of corporations with high credit standing. At June 30, 2011, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $26.6 million as of June 30, 2011.   At June 30, 2011, all of our cash equivalents consisted of financial institution and U.S. governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

The following is the unaudited pro forma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the three and six month period ended June 30, 2010 (in thousands, except per share amounts). The three and six month period ended June 30, 2011 represents our actual condensed consolidated financial statement and is presented for comparability purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$23,891	$23,434	$47,468	$44,335
Total net expenses	25,206	24,505	51,732	47,323

Loss before income taxes	(1,315)	(1,071)	(4,264)	(2,988)
Income tax provision	58	37	154	86

Net loss	$(1,373)	$(1,108)	$(4,418)	$(3,074)

Net loss per share — basic and diluted	$(0.06)	$(0.05)	$(0.19)	$(0.13)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(1,373)	$(1,263)	$(4,418)	$(3,393)
Denominator:
Basic weighted average shares outstanding	23,248	23,094	23,145	23,055
Effect of dilutive stock options and non-vested share awards	—	—	—	—
Diluted weighted average shares outstanding	23,248	23,094	23,145	23,055

Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.19)	$(0.15)
Diluted	$(0.06)	$(0.05)	$(0.19)	$(0.15)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 5,472,000 and 5,588,000 shares as of June 30, 2011 and 2010, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Inventory:
Components	$301	$306
Finished goods	604	681
Total inventory	$905	$987

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There were no impairment charges related to goodwill or indefinite-lived intangible assets as of June 30, 2011.   We performed our annual impairment test as of April 30, 2011.  Goodwill was assessed at the reporting unit level for hardware products which is one level below our reportable segment level.  We determined the fair value of the reporting unit based on a discounted cash flow model and a guideline transaction model.  Under both models the estimated fair value of the reporting unit exceeded its carrying value by a substantial margin.  Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets as of June 30, 2011 (in thousands):

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

Amortization expense for intangible assets with finite lives was $0.3 million and $0.2 million, and $0.5 million and $0.2 million for the three and six months ended June 30, 2011 and 2010, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2011 (in thousands):

	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(126)	$974
Existing and developed technology	1,285	(707)	578
Customer relationships	575	(217)	358
Trade names	1,800	(207)	1,593
Total	$4,760	$(1,257)	$3,503

The following table summarizes the estimated remaining amortization expense through the year 2015 and thereafter (in thousands):

Year ending	Amortization Expense
2011	$525
2012	627
2013	398
2014	373
2015	318
Thereafter	1,262
Total amortization expense	$3,503

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2011, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 58,000 and 105,000 common shares for the three and six months ended June 30, 2011, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and increase the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.  As of June 30, 2011 we were in compliance with the covenants associated with the revolving line of credit.

As of June 30, 2011, we had an outstanding stand-by letter of credit in the amount of $113,000 related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at June 30, 2011 or December 31, 2010.

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

At June 30, 2011, approximately 1,086,000 shares remain available for grant as options or nonvested share awards under the Second Amended and Restated Plan.

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,639,000	$8.37	6.1	$4,432,000
Granted	4,000	$6.92
Exercised	(80,000)	$4.58
Forfeited or expired	(54,000)	$9.88
Outstanding, June 30, 2011	3,509,000	$8.43		$5,885,000

Exercisable, June 30, 2011	2,437,000	$7.85		$4,561,000

We define in-the-money options at June 30, 2011 as options that had exercise prices that were lower than the $8.15 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2011 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,775,000 shares that were in-the-money at that date, of which 1,387,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2010	1,861,000	$6.25
Granted	736,000	7.23
Vested	(384,000)	5.69
Forfeited	(251,000)	6.09
Outstanding, June 30, 2011	1,962,000	$6.75

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2011 was $2,184,000.

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

The fair values of awards granted during the six months ended June 30, 2011 (no grants were issued during the three months ended June 30, 2011) under the Second Amended and Restated Plan were estimated at the date of grant and the following weighted average assumptions:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	2.4%	2.9%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	65.5%	55.8%
Weighted average grant date fair value	$4.27	$3.04

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero as we have no intention of paying any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation (ASC 718) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock option awards	$374	$615	$807	$1,120
Restricted stock awards	1,107	827	2,228	1,422

Share-based compensation expense	$1,481	$1,442	$3,035	$2,542

As of June 30, 2011, there was approximately $1.7 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.9 years and approximately $12.5 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $2.8 million in share-based compensation for the remainder of fiscal year 2011 related to stock options and restricted stock awards outstanding at June 30, 2011.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2011, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax position. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2010, our liability for uncertain tax positions was $0.3 million and the balance remains unchanged at June 30, 2011. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the remainder of the year. The tax years 2007 through 2009 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

Note 12. Fair Value Measurements

We adopted Fair Value Measurements and Disclosures (ASC 820) effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. Fair Value Measurements and Disclosures (ASC 820) requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures(ASC 820) establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$—	$—	$—	$—
Money market account	17,607	17,607	—	—
Total cash equivalents	$17,607	$17,607	$—	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$9,000	$9,000	$—	$—
Money market account	9,587	9,587	—	—
Total cash equivalents	$18,587	$18,587	$—	$—

Note 13. Contingencies

Legal Matters

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material effect on the Company’s business, financial condition or results of operations.

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against the Company and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleges that certain of the Company’s data acquisition forensic hardware products that the Company acquired as a result of the Company’s acquisition of certain assets of Tableau, LLC infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.  The Company intends to defend this matter vigorously and, at this time, are unable to estimate what, if any, liability the Company may have in connection with this matter.  The Company also may have certain rights of indemnity protection from those parties who sold such assets to it and, at this time, is unable to estimate what amounts, if any, will ultimately be indemnified.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The ITC has not yet indicated whether it will investigate the complaint filed by MyKey.

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

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit. As a result, we estimated an incremental sales tax liability of approximately $1.3 million, including interest and penalties of approximately $300,000, where applicable. The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. The estimated liability is recorded in general and administrative expenses.

Note 14.    Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases as disclosed in Note 10 and Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2010.

In May 2010, we executed a 4-year lease with an entity owned by one of our executives for our facility in Waukesha, Wisconsin. For the three and six months ended June 30, 2011, we made payments for rent and operating expenses of approximately $37,500 and $75,000, respectively, and have a remaining obligation under this lease of approximately $425,000.  As of June 30, 2011, the executive was no longer employed by us.

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

We refer to the revenue generated by our professional services, training and maintenance segments, collectively, as services revenue. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended June 30, 2011
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$11,186	$3,810	$1,846	$7,049	$23,891
Cost of revenues	1,625	3,516	1,385	685	7,211

Gross profit	$9,561	$294	$461	$6,364	16,680

Total operating expenses					18,008

Operating loss					$(1,328)

	Three Months Ended June 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$11,235	$3,240	$2,064	$6,167	$22,706
Cost of revenues	1,072	2,868	1,505	555	6,000

Gross profit	$10,163	$372	$559	$5,612	16,706

Total operating expenses					17,950

Operating loss					$(1,244)

	Six Months Ended June 30, 2011
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$20,740	$9,235	$3,521	$13,972	$47,468
Cost of revenues	2,910	7,831	2,811	1,242	14,794

Gross profit	$17,830	$1,404	$710	$12,730	32,674

Total operating expenses					36,957

Operating loss					$(4,283)

	Six Months Ended June 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$19,677	$6,283	$3,936	$12,205	$42,101
Cost of revenues	1,760	5,272	2,780	1,117	10,929

Gross profit	$17,917	$1,011	$1,156	$11,088	31,172

Total operating expenses					34,532

Operating loss					$(3,360)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
United States	$19,184	$19,044	$38,990	$34,987
Europe	2,761	2,268	5,035	4,250
Asia	877	479	1,418	1,003
Other	1,069	915	2,025	1,861

	$23,891	$22,706	$47,468	$42,101

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

Overview

We were incorporated and commenced operations in 1997. We develop and provide the leading software and hardware solutions used to conduct digital investigations.

From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. EnCase® Forensic is a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings.

We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. EnCase® Enterprise is a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location;

The releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our average transaction size. EnCase® eDiscovery, automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes.  EnCase® Cybersecurity provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations.

In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). We anticipate that sales of our EnCase® Forensic and Encase® Enterprise products, in particular our EnCase® eDiscovery and EnCase® Cybersecurity solutions and related services and maintenance, as well as the sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the three months ended June 30, 2011.

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenue	46.8%	49.5%	43.7%	46.7%
Services and maintenance revenue	53.2	50.5	56.3	53.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	6.8	4.7	6.1	4.2
Cost of services and maintenance revenue	23.4	21.7	25.1	21.8

Total cost of revenues	30.2	26.4	31.2	26.0

Gross profit	69.8	73.6	68.8	74.0

Operating expenses:
Selling and marketing	36.4	40.0	35.4	41.1
Research and development	20.1	18.0	20.2	19.4
General and administrative	13.5	15.8	16.9	16.2
Depreciation and amortization	5.3	5.3	5.3	5.3

Total operating expenses	75.3	79.1	77.8	82.0

Operating loss	(5.5)	(5.5)	(9.0)	(8.0)

Other income and expense:
Interest income	—	0.1	—	0.1
Interest expense	—	—	—	—
Other income, net	—	—	—	—

Total other income and expense	—	0.1	—	0.1

Loss before income taxes	(5.5)	(5.4)	(9.0)	(7.9)
Income tax provision	0.2	0.2	0.3	0.2

Net loss	(5.7)%	(5.6)%	(9.3)%	(8.1)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$17	$13	$39	$18
Cost of services and maintenance revenue	217	230	470	435
Selling and marketing	472	454	909	814
Research and development	364	337	785	526
General and administrative	411	408	832	749

Total non-cash share based compensation	$1,481	$1,442	$3,035	$2,542

(1)                   Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2011 and 2010 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	Change %	2010	2011	Change %	2010
Product revenues:
Enterprise products	$4,258	(30)%	$6,065	$8,748	(20)%	$10,935
Forensic products	6,928	34%	5,170	11,992	37%	8,742

Total product revenues	11,186	0%	11,235	20,740	5%	19,677

Services and maintenance revenues:
Professional services	3,810	18%	3,240	9,235	47%	6,283
Training	1,846	(11)%	2,064	3,521	(11)%	3,936
Maintenance and other	7,049	14%	6,167	13,972	14%	12,205

Total services and maintenance revenues	12,705	11%	11,471	26,728	19%	22,424

Total revenues	$23,891	5%	$22,706	$47,468	13%	$42,101

Product Revenues

We generate product revenues principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, Legal Hold, EnCase® Cybersecurity and OEM add-on products. Our Forensic products include revenue related to EnCase® Forensic, Portable, Neutrino® mobile forensic device, Field Intelligence Model, and other third-party hardware. Our Forensic products also include our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years and our hardware products. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues were unchanged at $11.2 million for the three months ended June 30, 2011 and increased $1.1 million, or 5% for the six months ended June 30, 2011, as compared with the same periods in 2010.  Enterprise product revenues decreased by $1.8 million, or 30% and $2.2 million, or 20%, for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The decreases in enterprise product revenues were primarily due to lower sales to our public sector customers resulting from the delay in the current year Federal budget process. Forensic product revenues increased by $1.8 million, or 34%, and by $3.3 million, or 37%, for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The increases in forensic product revenues were primarily due to increases in sales of forensic hardware products that we acquired as a result of our acquisition of Tableau in May 2010 and growth in the forensic software market.

Services and Maintenance Revenues

Services and maintenance revenues increased by $1.2 million, or 11%, from $11.5 million and $4.3 million, or 19%, from $22.4 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010.   Professional services revenues increased $0.6 million, or 18%, from $3.2 million, and $3.0 million, or 47%, from $6.3 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The increase in professional services revenues was primarily due to a general increase in demand for our eDiscovery services and revenue from a certain significant consulting engagement performed during the first quarter of 2011. Training revenue decreased $0.2 million, or 11%, from $2.1 million, and $0.4 million, or 11%, from $3.9 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The reductions in training revenue were primarily due to a delay in training classes being scheduled due to the anticipation of new product releases.  Maintenance and other revenue increased $0.9 million, or 14%, from $6.2 million, and $1.8 million, or 14%, from $12.2 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The increases were primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	Change %	2010	2011	Change %	2010
Cost of product revenues	$1,625	52%	$1,072	$2,910	65%	$1,760

Cost of services and maintenance revenues:
Professional services	3,516	23%	2,868	7,831	49%	5,272
Training	1,385	(8)%	1,505	2,811	1%	2,780
Maintenance and other	685	23%	555	1,242	11%	1,117

Total cost of services and maintenance revenues	5,586	13%	4,928	11,884	30%	9, 169

Total cost of revenues	$7,211	20%	$6,000	$14,794	35%	$10,929

Share-based compensation included above:
Cost of product revenues	$17		$13	$39		$18

Cost of services and maintenance revenues	$217		$230	$470		$435

Gross Margin Percentage
Products	85.5%		90.5%	86.0%		91.1%

Services and maintenance	56.0%		57.0%	55.5%		59.1%

Total	69.8%		73.6%	68.8%		74.0%

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

Cost of product revenues increased $0.6 million, or 52%, from $1.1 million, and $1.2 million, or 65%, from $1.8 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010.  These increases were primarily a result of an increase in forensic hardware product revenues due to our acquisition of Tableau in May 2010. Product revenue gross margin for the three and six months ended June 30, 2011 decreased to 85.5% and 86.0%, respectively, compared to 90.5% and 91.1% for the same periods in 2010. The decreases in gross margin percentage were primarily due to lower margins on forensic hardware products.

Cost of Services and Maintenance Revenues

The costs of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenue increased $0.7 million, or 13%, from $4.9 million, and $2.7 million, or 30%, from $9.2 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increases were primarily due to higher compensation costs associated with higher utilization rates in our professional services organization year-over-year, as well as the use of third-party consultants on certain engagements.  Services and maintenance gross margin for the three and six months ended June 30, 2011 decreased to 56.0% and 55.5%, respectively, compared to 57.0% and 59.1% for the same periods in 2010. The decreases in gross margin were primarily a result of the higher mix of lower-margin services revenues versus maintenance revenues and an increase in the number of third-party consultants used on certain engagements during the three months and six months ended June 30, 2011.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	Change %	2010	2011	Change %	2010
Selling and marketing expenses	$8,686	(4)%	$9,060	$16,815	(3)%	$17,285

Research and development expenses	$4,797	17%	$4,096	$9,569	17%	$8,182

General and administrative expenses	$3,238	(10)%	$3,590	$8,045	18%	$6,847

Depreciation and amortization expenses	$1,287	7%	$1,204	$2,528	14%	$2,218

Share-based compensation included above:
Selling and marketing expenses	$472		$454	$909		$814

Research and development expenses	$364		$337	$785		$526

General and administrative expenses	$411		$408	$832		$749

As a percentage of revenue:
Selling and marketing expenses	36.4%		40.0%	35.4%		41.1%

Research and development expenses	20.1%		18.0%	20.2%		19.4%

General and administrative expenses	13.5%		15.8%	16.9%		16.2%

Depreciation and amortization expenses	5.3%		5.3%	5.3%		5.3%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We employed approximately 124 and 127 sales and marketing personnel at June 30, 2011 and 2010, respectively.

Selling and marketing expenses decreased by $0.4 million, or 4%, from $9.1 million, and $0.5 million, or 3%, from $17.3 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010.  The slight decreases in selling and marketing expenses were primarily due to lower compensation costs associated with lower Enterprise product revenues and lower trade show event expenses and internet marketing costs.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses.  We employed approximately 95 and 94 research and development personnel at June 30, 2011 and 2010, respectively.

Research and development expenses increased by $0.7 million, or 17%, from $4.1 million, and 1.4 million, or 17%, from $8.2 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The higher expenses were driven primarily by the acquisition of Tableau in May 2010, increases in compensation and other employee-related expenses and the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We employed approximately 59 general and administrative personnel at both June 30, 2011 and 2010.

General and administrative expenses decreased $0.4 million, or 10%, from $3.6 million, and increased $1.2 million, or 18%, from $6.8 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The decrease in general and administrative expenses for the three months ended June 30, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in expenses related to the Tableau acquisition and the timing of professional fees costs associated with ensuring compliance with the Sarbanes-Oxley Act of 2002 (“SOX”).  The increase for the six months ended June 30, 2011 as compared with the same period in 2010 was primarily attributable to a charge of $1.3 million related to certain state sales tax obligations including related interest and penalties, and increases in compensation and benefits expenses, partially offset by a decreases in expenses related to the Tableau acquisition and costs associated with ensuring compliance with SOX.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased by $0.1 million, or 7%, from $1.2 million, and $0.3 million, or 14%, from $2.2 million for the three and six months ended Jun 30, 2011, respectively, as compared with the same periods in 2010 primarily as a result of the amortization of intangible assets we acquired through our acquisition of Tableau in May 2010.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances and other miscellaneous income and expense items. Interest income decreased $9,000, or 45% from $20,000, and $37,000, or 65%, from $57,000 for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010 due to our lower cash and cash equivalents balance, and the corresponding decrease in earned interest, compared with the same period in 2010.

Income Tax Provision

The Company recorded an income tax provision for the three and six months ended June 30, 2011 of $58,000 and $154,000, respectively, as compared with the income tax provisions of $37,000 and $86,000 during the same periods in 2010. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate is 3.6%, and 2.5% for six months ended June 30, 2011 and 2010, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges not deductible for tax, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have largely financed our operations from the cash flow generated from the sale of our products and services. As of June 30, 2011, we had $27.7 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2011 as compared with $2.6 million for the same period in 2010.  The decrease in net cash provided by operations was primarily a result of an increase in our net loss to $4.4 million for the six months ended June 30, 2011 compared to $3.4 million for the same period in 2010, an increase in accounts receivable of $0.8 million for the six months ended June 30, 2011 compared to an increase of $5.0 million for the same period in 2010, offset by an increase in deferred revenue of $0.4 million for the six months ended June 30, 2011 compared to a decrease of $4.4 million for the same period in 2010.

Net cash used in investing activities was $1.1 million for the first six months ended June 30, 2011, as compared with $12.0 million for the same period in 2010.  The decrease in cash used in investing activities is primarily due to the acquisition of Tableau in May 2010 for a net cash purchase price of $10.7 million.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2011, as compared with $59,000 during the same period in 2010. The increase in cash used in financing activities was due primarily to an increase in common stock withheld offset by an increase in proceeds from the exercise of stock options.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. As of June 30, 2011, there were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit.

As of June 30, 2011, we had an outstanding stand-by letter of credit in the amount of $113,000, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at June 30, 2011 or December 31, 2010.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At June 30, 2011, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2009 was approximately $10.9 million, of which $3.8 million is due during 2011. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk. At June 30, 2011, our investment portfolio, consisting of highly liquid debt instruments of the US government is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                    Legal Proceedings

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleges that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.  We intend to defend this matter vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with this matter.  We also may have certain rights of indemnity protection from those parties who sold such assets to us and, at this time, are unable to estimate what amounts, if any, will ultimately be indemnified.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The ITC has not yet indicated whether it will investigate the complaint filed by MyKey.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such other legal proceedings or claims that we believe will have, individually or in the aggregate, a material effect on our business, financial condition or results of operations.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2011, we had approximately $4.8 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 58,000 and 105,000 common shares for the three and six months ended June 30, 2011, respectively from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Item 5.                                    Other Information

No information is required in response to this item.

Item 6.                                     Exhibits

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 4, 2011