Form 10-Q
period 2011-09-30
Guidance Software, Inc.
filed 2011-11-03
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 1, 2011, there were approximately 25,518,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,548	$27,621
Trade receivables, net of allowance for doubtful accounts of $544 and $558, respectively	22,186	16,344
Inventory	1,364	987
Prepaid expenses and other current assets	2,303	1,934
Total current assets	52,401	46,886

Long-term assets:
Property and equipment, net	10,126	11,351
Intangible assets, net	4,254	5,058
Goodwill, net	3,711	3,711
Other assets	434	434
Total long-term assets	18,525	20,554

Total assets	$70,926	$67,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,558	$2,568
Accrued liabilities	9,029	7,255
Capital lease obligations	69	76
Deferred revenues	32,100	30,279
Total current liabilities	43,756	40,178

Long-term liabilities:
Rent incentives	663	1,221
Capital lease obligations	64	116
Deferred revenues	3,995	3,335
Deferred tax liabilities	157	61
Total long-term liabilities	4,879	4,733

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,447,000 and 23,873,000 shares issued, respectively; and 23,392,000 and 22,976,000 shares outstanding, respectively	23	23
Additional paid-in capital	73,125	68,311
Treasury stock, at cost, 1,056,000 and 897,000 shares, respectively	(5,185)	(4,039)
Accumulated deficit	(45,672)	(41,766)
Total stockholders’ equity	22,291	22,529

Total liabilities and stockholders’ equity	$70,926	$67,440

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenue	$14,818	$11,908	$35,558	$31,585
Services and maintenance revenue	12,440	11,939	39,168	34,363

Total revenues	27,258	23,847	74,726	65,948

Cost of revenues:
Cost of product revenue	1,439	1,513	4,349	3,273
Cost of services and maintenance revenue	5,373	4,924	17,257	14,093

Total cost of revenues	6,812	6,437	21,606	17,366

Gross profit	20,446	17,410	53,120	48,582

Operating expenses:
Selling and marketing	9,791	8,955	26,606	26,240
Research and development	4,642	4,432	14,211	12,614
General and administrative	4,143	3,544	12,188	10,391
Depreciation and amortization	1,353	1,250	3,881	3,468

Total operating expenses	19,929	18,181	56,886	52,713

Operating income (loss)	517	(771)	(3,766)	(4,131)
Other income and expense:
Interest income	15	12	35	69
Interest expense	(2)	(1)	(7)	(4)
Other income, net	7	1	11	—

Total other income and expense	20	12	39	65

Income (loss) before income taxes	537	(759)	(3,727)	(4,066)
Income tax provision	25	4	179	90

Net income (loss)	$512	$(763)	$(3,906)	$(4,156)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$(0.17)	$(0.18)

Diluted	$0.02	$(0.03)	$(0.17)	$(0.18)

Weighted average number of shares used in per share calculation:
Basic	23,355	23,036	23,219	23,048

Diluted	24,501	23,036	23,219	23,048

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(3,906)	$(4,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,881	3,468
Benefit for doubtful accounts	—	(48)
Share-based compensation	4,365	3,885
Deferred taxes	96	—
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Trade receivables	(5,842)	(1,542)
Inventory	(377)	65
Prepaid expenses and other assets	(370)	(423)
Accounts payable	20	(810)
Accrued liabilities	1,216	1,213
Deferred revenue	2,481	(2,461)

Net cash provided by (used in) operating activities	1,564	(808)

Investing Activities:
Purchase of property and equipment	(1,880)	(1,917)
Acquisition, net of cash acquired	—	(10,686)

Net cash used in investing activities	(1,880)	(12,603)

Financing Activities:
Proceeds from the exercise of stock options	449	296
Common stock repurchased or withheld	(1,146)	(1,628)
Principal payments on capital lease obligations	(60)	(62)

Net cash used in financing activities	(757)	(1,394)

Net decrease in cash and cash equivalents	(1,073)	(14,805)
Cash and cash equivalents, beginning of period	27,621	36,585

Cash and cash equivalents, end of period	$26,548	$21,780

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$5	$2
Income taxes	$31	$56

Non-cash activities:
Capital lease obligations incurred to acquire assets	$—	$26
Purchase of equipment included in accounts payable and accrued expenses	$122	$162

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

Our main products are: EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location; EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings; and EnCase® Legal Hold, which automates the sending and tracking of litigation hold notices, and provides online interviewing capabilities. In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of certain assets of Tableau, LLC (“Tableau”). In addition, we complement our product offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2011. The operating results for the three and nine month period ended September 30, 2011 and cash flows for the nine month period ended September 30, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 and include normal and recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2011 and our results of operations three and nine months ended September 30, 2011 and 2010 and our cash flows for the nine months ended September 30, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the December 31, 2010 audited financial statements.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Prior Period Adjustment

As previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2010, the Company recorded out-of-period adjustments for the three and nine months ended September 30, 2010 which decreased its net loss and its deferred revenue balance by $531,000.  The adjustments relate to deferred revenue of $408,000 and bad debt recoveries of $123,000 that should have been recognized as income in prior periods.  Had the Company recorded these adjustments in the appropriate periods net loss for 2009, 2008 and 2007 would have been reduced by $23,000, $167000, and $145,000, respectively, and the opening accumulated deficit as of January 1, 2007 would have been reduced by $196,000.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, commitments, contingencies, goodwill/intangibles valuation and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

We invest excess cash in money market funds and highly liquid debt instruments of the U.S. government and its agencies. Highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash and cash equivalents.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, U.S. government or federal agency instruments and obligations of corporations with high credit standing. At September 30, 2011, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $25.5 million as of September 30, 2011.  At September 30, 2011, all of our cash equivalents consisted of financial institution and U.S. governmental obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Recent Accounting Pronouncements

Testing Goodwill for Impairment (ASU) 2011-08, gives the option to qualitatively determine whether the two-step goodwill impairment test under FASB Accounting Standards Codification® (ASC) 350-20, Intangibles — Goodwill and Other, can be bypassed.  Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units.  The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04).  In May 2011, the FASB issued Accounting Standards Update No. 2011-04, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Note 3. Business Combination

On May 7, 2010, we acquired certain of the assets of Tableau, a privately-held developer and manufacturer of computer forensic products for approximately $10.7 million in cash (net of cash acquired of $1.6 million). We incurred $0.2 million in acquisition-related costs. We acquired Tableau to extend our existing leadership in computer forensics technology by offering software and hardware to better fulfill the needs of the computer forensic community. This transaction closed on May 7, 2010 and the results of operations of Tableau have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

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

The following is the unaudited pro forma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the nine month period ended September 30, 2010 (in thousands, except per share amounts). The nine month period ended September 30, 2011 represents our actual condensed consolidated financial statement and is presented for comparability purposes.

	Nine Months Ended September 30,
	2011	2010
Total revenues	$74,726	$68,182
Total net expenses	78,453	71,929

Income (loss) before income taxes	(3,727)	(3,747)
Income tax provision	179	90

Net income (loss)	$(3,906)	$(3,837)

Net income (loss) per share — basic and diluted	$(0.17)	$(0.17)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$512	$(763)	$(3,906)	$(4,156)
Denominator:
Basic weighted average shares outstanding	23,355	23,036	23,219	23,048
Effect of dilutive stock options and non-vested share awards	1,147	—	—	—
Diluted weighted average shares outstanding	24,501	23,036	23,219	23,048

Net income (loss) per share:
Basic	$0.02	$(0.03)	$(0.17)	$(0.18)
Diluted	$0.02	$(0.03)	$(0.17)	$(0.18)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net income (loss) per share calculation, consisted of an aggregate of approximately 1,822,000 and 5,469,000 shares for the three months ended September 30, 2011 and 2010, respectively and 4,310,000 and 5,357,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Inventory:
Components	$455	$306
Finished goods	909	681
Total inventory	$1,364	$987

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There were no impairment charges related to goodwill or indefinite-lived intangible assets as of September 30, 2011.  We performed our annual impairment test as of April 30, 2011.  Goodwill was assessed at the reporting unit level for hardware products which is one level below our reportable segment level.  We determined the fair value of the reporting unit based on a discounted cash flow model and a guideline transaction model.  Under both models the estimated fair value of the reporting unit exceeded its carrying value by a substantial margin.  Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets as of September 30, 2011 (in thousands):

Goodwill acquired	$3,711
In-process research and development	1,015
Total	$4,726

During the second quarter of 2010, the Company acquired certain of the assets of Tableau resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful life as noted in Note 3 above.

Amortization expense for intangible assets with finite lives was $0.3 million for both the three months ended September 2011 and 2010, and $0.8 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of September 30, 2011 (in thousands):

	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(154)	$946
Existing and developed technology	1,285	(864)	421
Customer relationships	575	(252)	323
Trade names	1,800	(251)	1,549
Total	$4,760	$(1,521)	$3,239

The following table summarizes the estimated remaining amortization expense through the year 2015 and thereafter (in thousands):

Year ending	Amortization Expense
2011	$261
2012	627
2013	398
2014	373
2015	318
Thereafter	1,262
Total amortization expense	$3,239

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2011, we had approximately $4.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 32,000 and 137,000 common shares for the three and nine months ended September 30, 2011 from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and increase the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.  As of and during the quarterly period ending September 30, 2011 we were in compliance with the covenants associated with the revolving line of credit.

As of September 30, 2011, we had an outstanding stand-by letter of credit in the amount of $112,500 related to one of our facility leases, secured by the revolving line of credit.

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

At September 30, 2011, approximately 1,260,000 shares remain available for grant as options or nonvested share awards under the Second Amended and Restated Plan.

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,639,000	$8.37	6.1	$4,432,000
Granted	4,000	$6.92
Exercised	(98,000)	$4.57
Forfeited or expired	(134,000)	$10.41
Outstanding, September 30, 2011	3,411,000	$8.40		$2,914,000

Exercisable, September 30, 2011	2,427,000	$7.85		$2,268,000

We define in-the-money options at September 30, 2011 as options that had exercise prices that were lower than the $6.49 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2011 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,716,000 shares that were in-the-money at that date, of which 1,353,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2010	1,861,000	$6.25
Granted	771,000	7.24
Vested	(476,000)	6.49
Forfeited	(380,000)	6.31
Outstanding, September 30, 2011	1,776,000	$6.60

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2011 was $3,091,000.

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

The fair values of awards granted during the nine months ended September 30, 2011 (no grants have been issued since January 2011) under the Second Amended and Restated Plan were estimated at the date of grant and the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2011	2010
Risk-free interest rate	2.4%	2.9%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	65.5%	56.2%
Weighted average grant date fair value	$4.27	$3.04

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and the historical volatility of our common stock. The risk-free interest rate is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero as we have no intention of paying any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation (ASC 718) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Stock option awards	$274	$410	$1,081	$1,530
Restricted stock awards	1,056	933	3,284	2,355
Share-based compensation expense	$1,330	$1,343	$4,365	$3,885

As of September 30, 2011, there was approximately $1.0 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years and approximately $10.6 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years. We expect to record approximately $1.2 million in share-based compensation for the remainder of fiscal year 2011 related to stock options and restricted stock awards outstanding at September 30, 2011.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2011, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2010, our liability for uncertain tax positions was $0.3 million and we do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the remainder of the year. The tax years 2008 through 2010 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$—	$—	$—	$—
Money market account	20,121	20,121	—	—
Total cash equivalents	$20,121	$20,121	$—	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$9,000	$9,000	$—	$—
Money market account	9,587	9,587	—	—
Total cash equivalents	$18,587	$18,587	$—	$—

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The Complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced the investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was Stayed pending the resolution of the ITC matter.

We intend to defend the MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible loss due to various reasons, including, among others, that (1) the proceedings are in early stages, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved,(4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, or (5) we have meritorious defenses that we intend to assert.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims, and deem it remotely likely, that they will have, individually or in the aggregate, a material effect on our business, financial condition, results of operations, or cash flow.

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

Note 15. Segment Information

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

	Three Months Ended September 30, 2011
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$14,818	$2,880	$1,963	$7,597	$27,258
Cost of revenues	1,439	3,318	1,436	619	6,812

Gross profit (loss)	$13,379	$(438)	$527	$6,978	20,446

Total operating expenses					19,929

Operating income					$517

	Three Months Ended September 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$11,908	$3,495	$1,933	$6,511	$23,847
Cost of revenues	1,513	2,958	1,320	646	6,437

Gross profit	$10,395	$537	$613	$5,865	17,410

Total operating expenses					18,181

Operating loss					$(771)

	Nine Months Ended September 30, 2011
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$35,558	$12,115	$5,485	$21,568	$74,726
Cost of revenues	4,349	11,149	4,247	1,861	21,606

Gross profit	$31,209	$966	$1,238	$19,707	53,120

Total operating expenses					56,886

Operating loss					$(3,766)

	Nine Months Ended September 30, 2010
	Product	Professional Services	Training	Maintenance & Other	Total

Revenues	$31,585	$9,778	$5,869	$18,716	$65,948
Cost of revenues	3,273	8,230	4,100	1,763	17,366

Gross profit	$28,312	$1,548	$1,769	$16,953	48,582

Total operating expenses					52,713

Operating loss					$(4,131)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
United States	$22,254	$20,518	$61,244	$55,505
Europe	3,135	2,145	8,171	6,395
Asia	755	431	2,173	1,434
Other	1,114	753	3,138	2,614
	$27,258	$23,847	$74,726	$65,948

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

Overview

We develop and provide the leading software and hardware solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies and consultancies.

We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which has now been replaced by our EnCase® Cybersecurity solution) have increased our average transaction size. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of certain assets of Tableau, LLC (“Tableau”). We anticipate that sales of, and maintenance revenue associated with, our EnCase® Enterprise, EnCase® eDiscovery, EnCase® Cybersecurity and EnCase® Forensic solutions, and the sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the three months and nine months ended September 30, 2011.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2011 and 2010, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenue	54.4%	49.9%	47.6%	47.9%
Services and maintenance revenue	45.6	50.1	52.4	52.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	5.3	6.3	5.8	5.0
Cost of services and maintenance revenue	19.7	20.7	23.1	21.3

Total cost of revenues	25.0	27.0	28.9	26.3

Gross profit	75.0	73.0	71.1	73.7

Operating expenses:
Selling and marketing	35.9	37.5	35.6	39.8
Research and development	17.0	18.6	19.0	19.1
General and administrative	15.2	14.9	16.3	15.8
Depreciation and amortization	5.0	5.2	5.2	5.3

Total operating expenses	73.1	76.2	76.1	80.0

Operating income (loss)	1.9	(3.2)	(5.0)	(6.3)

Other income and expense:
Interest income	—	—	—	0.1
Interest expense	—	—	—	—
Other income, net	—	—	—	—

Total other income and expense	—	—	—	0.1

Income (loss) before income taxes	1.9	(3.2)	(5.0)	(6.2)
Income tax provision	0.1	0.0	0.2	0.1

Net income (loss)	1.8%	(3.2)%	(5.2)%	(6.3)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$22	$18	$61	$36
Cost of services and maintenance revenue	228	215	698	650
Selling and marketing	396	398	1,305	1,212
Research and development	322	331	1,107	857
General and administrative	362	381	1,194	1,130

Total non-cash share based compensation	$1,330	$1,343	$4,365	$3,885

(1)                   Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2011 and 2010 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	Change %	2010	2011	Change %	2010
Product revenues:
Enterprise products	$7,372	18%	$6,256	$16,120	(3)%	$16,613
Forensic products	7,446	32%	5,652	19,438	30%	14,972

Total product revenues	14,818	24%	11,908	35,558	13%	31,585

Services and maintenance revenues:
Professional services	2,880	(18)%	3,495	12,115	24%	9,778
Training	1,963	2%	1,933	5,485	(7)%	5,869
Maintenance and other	7,597	17%	6,511	21,568	15%	18,716

Total services and maintenance revenues	12,440	4%	11,939	39,168	14%	34,363

Total revenues	$27,258	14%	$23,847	$74,726	13%	$65,948

Product Revenues

We generate product revenues principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, Legal Hold, EnCase® Cybersecurity and OEM add-on products. Our Forensic products include revenue related to EnCase® Forensic, Portable, Field Intelligence Model, and other third-party hardware. Our Forensic products also include our Premium License Support Program product, which is sold on a subscription basis for a term of one or three years and our hardware products. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers.

The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $2.9 million, or 24%, from $11.9 million and $4.0 million, or 13%, from $31.6 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.

Enterprise product revenues increased by $1.1 million, or 18%, from $6.3 million and decreased $0.5 million, or 3%, from $16.6 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The increase in enterprise product revenues for the three months ended September 30, 2011 compared with the same period in 2010 was primarily due to higher sales to our public sector customers.  The decrease in enterprise product revenues for the nine months ended September 30, 2011 compared with the same period in 2010 was primarily due to lower sales to our public sector customers during the first six months of the year resulting from the delay in the current year Federal budget process.

Forensic product revenues increased by $1.8 million, or 32%, from $5.7 million and by $4.5 million, or 30%, from $15.0 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The increase in Forensic revenues for the three months ended September 30, 2011 was primarily due to increased sales of the latest version of our EnCase® Forensic product released in June 2011 and growth in the forensic software market.  The increase in forensic product revenues for the nine months ended September 30, 2011 was due to increased sales of forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau in May 2010, as well as increased sales of the latest version of our EnCase® Forensic product released in June 2011 and growth in the forensic software market.

Services and Maintenance Revenues

Services and maintenance revenues increased by $0.5 million, or 4%, from $11.9 million and $4.8 million, or 14%, from $34.4 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.

Professional services revenues decreased $0.6 million, or 18%, from $3.5 million and increased $2.3 million, or 24%, from $9.8 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The decrease in professional services revenues for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to certain significant consulting engagements performed in the prior year period.  The increase in professional services revenues for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a general increase in demand for our eDiscovery services and revenue from a certain significant consulting engagement performed during the first six months of 2011.

Training revenue remained unchanged at $1.9 million and decreased $0.4 million, or 7%, from $5.9 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.  The decrease in training revenue for the nine months ended September 30, 2011 was primarily due to a delay in training classes being scheduled due to the anticipation of new product releases in June 2011.

Maintenance and other revenues increased $1.1 million, or 17%, from $6.5 million and $2.9 million, or 15%, from $18.7 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The increases were primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	Change %	2010	2011	Change %	2010
Cost of product revenues	$1,439	(5)%	$1,513	$4,349	33%	$3,273

Cost of services and maintenance revenues:
Professional services	3,318	12%	2,958	11,149	35%	8,230
Training	1,436	9%	1,320	4,247	4%	4,100
Maintenance and other	619	(4)%	646	1,861	6%	1,763

Total cost of services and maintenance revenues	5,373	9%	4,924	17,257	22%	14,093

Total cost of revenues	$6,812	6%	$6,437	$21,606	24%	$17,366

Share-based compensation included above:
Cost of product revenues	$22		$18	$61		$36

Cost of services and maintenance revenues	$228		$215	$698		$650

Gross Margin Percentage
Products	90.3%		87.3%	87.8%		89.6%

Services and maintenance	56.8%		58.8%	55.9%		59.0%

Total	75.0%		73.0%	71.1%		73.7%

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

Cost of product revenues decreased $74,000, or 5%, from $1.5 million and increased $1.1 million, or 33%, from $3.3 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.  The decrease for the three months ended September 30, 2011 compared with the same period in 2010 was primarily due to a decrease in OEM royalties as a result of no longer utilizing certain OEM products, partially offset by an increase in the cost of forensic hardware product revenue.  The increase for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily a result of an increase in forensic hardware product revenues due to our acquisition of certain assets of Tableau in May 2010.

Product revenue gross margin for the three and nine months ended September 30, 2011 increased to 90.3% and decreased to 87.8%, respectively, compared to 87.3% and 89.6% for the same periods in 2010.  The increase in gross margin percentage for the three months ended September 30, 2011 compared with the same period in 2010 was primarily a result of increased EnCase® Enterprise sales, which have higher margins.  The decrease in gross margin percentage for the nine months ended September 30, 2011 compared with the same period in 2010 was primarily due to the increase in sales of forensic hardware products, which have lower margins.

Cost of Services and Maintenance Revenues

The costs of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenue increased $0.5 million, or 9%, from $4.9 million and $3.2 million, or 22%, from $14.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase for the three months ended September 30, 2011 was primarily due to an increase in the use of consultants and an increase in travel expenses as compared to the same period in 2010.  The increase for the nine months ended September 30, 2011 compared with the same period in 2010 was primarily due to higher compensations costs associated with higher revenues and higher utilization rates and in our professional services organization, as well as an increase in the use of third-party consultants on certain engagements.

Services and maintenance gross margin for the three and nine months ended September 30, 2011 decreased to 56.8% and 55.9%, respectively, compared to 58.8% and 59.0% for the same periods in 2010. The decreases in gross margin were primarily a result of the higher mix of lower-margin services revenues versus maintenance revenues and an increase in the number of third-party consultants used on certain professional services engagements during the three months and nine months ended September 30, 2011.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	Change %	2010	2011	Change %	2010
Selling and marketing expenses	$9,791	9%	$8,955	$26,606	1%	$26,240

Research and development expenses	$4,642	5%	$4,432	$14,211	13%	$12,614

General and administrative expenses	$4,143	17%	$3,544	$12,188	17%	$10,391

Depreciation and amortization expenses	$1,353	8%	$1,250	$3,881	12%	$3,468

Share-based compensation included above:
Selling and marketing expenses	$396		$398	$1,305		$1,212

Research and development expenses	$322		$331	$1,107		$857

General and administrative expenses	$362		$381	$1,194		$1,130

As a percentage of revenue:
Selling and marketing expenses	35.9%		37.6%	35.6%		39.8%

Research and development expenses	17.0%		18.6%	19.0%		19.1%

General and administrative expenses	15.2%		14.9%	16.3%		15.8%

Depreciation and amortization expenses	5.0%		5.2%	5.2%		5.3%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We employed approximately 117 and 124 sales and marketing personnel at September 30, 2011 and 2010, respectively.

Selling and marketing expenses increased by $0.8 million, or 9%, from $9.0 million and $0.4 million, or 1%, from $26.2 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.  The increases in selling and marketing expenses were primarily due to higher compensation costs associated with increased product revenues offset by lower trade show event expenses and internet marketing costs.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses.  We employed approximately 93 and 92 research and development personnel at September 30, 2011 and 2010, respectively.

Research and development expenses increased by $0.2 million, or 5%, from $4.4 million and $1.6 million, or 13%, from $12.6 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The increase for the three months ended September 30, 2011 was primarily due to increases in employee compensation and related expenses, while the increase for the nine months ended September 30, 2011 was primarily due to an increase in employee compensation expense as a result of increased headcount from the acquisition of certain assets of Tableau in May, 2010.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We employed approximately 63 and 60 general and administrative personnel at September 30, 2011 and 2010, respectively.

General and administrative expenses increased $0.6 million, or 17%, from $3.5 million and $1.8 million, or 17%, from $10.4 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The increase for the three months ended September 30, 2011 was primarily due to an increase in legal fees incurred as a result of a patent infringement complaint, as well as increases in compensation expenses.  The increase for the nine months ended September 30, 2011 was primarily due to a charge of $1.3 million related to certain state sales tax obligations including related interest and penalties, increases in compensation and related expenses and an increase in legal fees incurred as a result of a patent infringement complaint.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased by $0.1 million, or 8%, from $1.3 million and $0.4 million, or 12%, from $3.5 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010 primarily as a result of the amortization of intangibles assets we acquired through our acquisition of certain assets of Tableau in May 2010.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances and other miscellaneous income and expense items. Interest income increased $3,000, or 25% from $12,000 and decreased $34,000, or 49%, from $69,000 for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.  Interest income increased for the three months ended September 30, 2011 primarily due to slightly higher market interest rates earned on our cash and cash equivalents.  Interest income decreased for the nine months ended September 30, 2011 due to our lower cash and cash equivalents balance, and the corresponding decrease in earned interest, compared with the same period in 2010.

Income Tax Provision

The Company recorded an income tax provision for the three and nine months ended September 30, 2011 of $25,000 and $179,000, respectively, as compared with the income tax provisions of $4,000 and $90,000 during the same periods in 2010. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the year. Our estimated effective tax rate was 4.8%, and 2.2% for the nine months ended September 30, 2011 and 2010, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges not deductible for tax, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have largely financed our operations from the cash flow generated from the sale of our products and services. As of September 30, 2011, we had $26.5 million in cash and cash equivalents. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2011 as compared with net cash used in operating activities of $0.8 million for the same period in 2010.  The increase in net cash provided by operations was primarily a result of an increase in our deferred revenues of $2.5 million for the nine months ended September 30, 2011 compared to a decrease of $2.5 million for the same period in 2010, an increase in our accounts payable of $20,000 for the nine months ended September 30, 2011 compared to a decrease of $0.8 million for the same period in 2010, partially offset by an increase in our accounts receivable of $5.8 million for the nine months ended September 30, 2011 compared to an increase of $1.5 million for the same period in 2010.

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2011, as compared with $12.6 million for the same period in 2010.  The decrease in cash used in investing activities is primarily due to the acquisition of certain assets of Tableau in May 2010 for a net cash purchase price of $10.7 million.

Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2011, as compared with $1.4 million during the same period in 2010. The decrease in cash used in financing activities was due primarily to a decrease in common stock withheld offset by an increase in proceeds from the exercise of stock options.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. As of September 30, 2011, there were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit.

As of September 30, 2011, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases, secured by the revolving line of credit.

Contractual Obligations and Commitments

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At September 30, 2011, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2010 was approximately $10.9 million, of which $3.8 million is due during 2011. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Testing Goodwill for Impairment (ASU) 2011-08, gives the option to qualitatively determine whether the two-step goodwill impairment test under FASB Accounting Standards Codification® (ASC) 350-20, Intangibles — Goodwill and Other, can be bypassed.   Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units.  The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04).  In May 2011, the FASB issued Accounting Standards Update No. 2011-04, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk. At September 30, 2011, our investment portfolio, consisting of highly liquid debt instruments of the US government is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The Complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced the investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was Stayed pending the resolution of the ITC matter.

We intend to defend the MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible loss due to various reasons, including, among others, that (1) the proceedings are in early stages, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved,(4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, or (5) we have meritorious defenses that we intend to assert.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims, and deem it remotely likely, that they will have, individually or in the aggregate, a material effect on our business, financial condition, results of operations, or cash flow.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2011, we had approximately $4.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 32,000 and 137,000 common shares for the three and nine months ended September 30, 2011, respectively from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

The following table summarizes our purchases of common stock:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.99	22,500	$7,866,000
September 2008	20,000	$5.98	20,000	$7,750,000
May 2009	98,915	$3.31	98,915	$7,422,000
June 2009	173,100	$3.63	173,100	$6,794,000
July 2009	95,836	$3.78	95,836	$6,432,000
August 2009	54,850	$3.86	54,850	$6,220,000
August 2010	141,356	$5.07	141,356	$5,503,000
September 2010	125,045	$5.27	125,045	$4,844,000
October 2010	13,003	$5.85	13,003	$4,768,000
November 2010	224	$6.00	224	$4,766,000
September 2011	21,625	$5.96	21,625	$4,637,000
Total	766,454		766,454	$4,637,000

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

Dated: November 3, 2011