Form 10-K
period 2011-12-31
Guidance Software, Inc.
filed 2012-02-16
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $71,486,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 13, 2012, there were approximately 23,561,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2011.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

TRADEMARKS

“Guidance Software,” “EnCase,” “EnScript,”  “CEIC,” “EnCE,” “Neutrino,” “EnCEP,” “Tableau” and other trademarks or service marks of Guidance appearing in this Annual Report are registered trademarks or trademarks of Guidance in the United States and in certain other jurisdictions. This report also contains additional trade names, trademarks and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

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

Overview

Guidance Software, Inc. is the leading global provider of digital investigative solutions. Our EnCase® platform provides an investigative infrastructure that enables our customers to search, collect, and analyze electronically stored information in order to address human resources matters, litigation matters, allegations of fraud, suspicious network endpoint activity and defend their organization’s data assets.

EnCase ® Enterprise provides organizations with in-depth visibility into laptops, desktops, and file servers in order to conduct internal investigations and to quickly determine the root cause of suspicious network activity. In addition, EnCase®  Enterprise serves as a platform on which more powerful electronic discovery and Cybersecurity products, described below, are built.

EnCase ® eDiscovery is our enterprise-wide e-discovery solution that operates from a central location to automatically perform search, collection, preservation and processing of electronically stored information (“ESI”) from unstructured and semi-structured data stores, such as: workstations, laptops, servers, removable storage devices, archiving and content management solutions, with no business disruption to end-users. EnCase® eDiscovery scales to meet the needs of all sizes and types of organizations, while providing a time efficient, cost effective, complete in-house e-discovery solution.

EnCase ® Cybersecurity complements and augments existing IT Security applications, such as Data Loss Prevention (DLP), Intrusion Detection System (IDS), or Security Event Information Management (SEIM) tools, by providing organizations that have identified a high-level alert with forensic-level visibility of the offending endpoint data, valuable information from memory, and the ability to search the enterprise for identical or similar threats. These capabilities allow a complete investigation of the alert, so an organization can understand the extent and location(s) of the problem.  In addition, powerful incident response capabilities allow an organization to determine exactly what, where, how and when an incident took place along with the tools to remediate any malicious code or processes running on the affected computers to return the network to a trusted state.

EnCase® Forensic, the industry-standard computer investigation solution, is for forensic practitioners who need to conduct efficient, forensically sound data collection and investigations. The EnCase® Forensic solution, lets examiners acquire data from a wide variety of devices, unearth potential evidence with disk level forensic analysis, and craft comprehensive reports on their findings, all while maintaining the integrity of the evidence.

Our Tableau product family of forensic hardware products including forensic duplicators, multiple write blockers and other hardware complements our industry-leading software to fulfill the needs of the computer forensic community.

The widespread reliance on digital business processes and the explosive growth in the volume of electronic data have resulted in exposure to electronic data-related risks and created the need to properly conduct digital investigations. The global adoption of local area networks, wide area networks, e-mail and the Internet have increased communications within and between organizations and have created the ability to generate, store, share and distribute massive amounts of electronic information instantaneously without regard to physical location. While the adoption and reliance on these technologies has significantly increased productivity and lowered the cost of doing business for Global 2000 companies, government agencies and other organizations, it has also exposed organizations to many increasing areas of risk associated with the continued proliferation of electronic data. Organizations now are increasingly faced with the need to recover and analyze vast amounts of electronic data quickly and efficiently through processes we refer to as digital investigations. Digital investigations are conducted to address various electronic data-related needs, including:

•                          searching, collecting and processing litigation-related data, or responding to discovery requests for electronic data, or “e-discovery” requests, where a company must conduct a thorough yet timely review of electronic data in order to produce forensically sound electronic documents or other digital evidence in connection with a particular civil or administrative proceeding;

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

On February 7, 2012 we announced that we signed a definitive agreement to acquire CaseCentral, a privately held provider of cloud-based e-discovery review and production software for corporations and law firms. The CaseCentral products will provide early case assessment (“ECA”), review and production functions as software as a service (“Saas”) in the Cloud.  The products allow geographically dispersed inside and outside counsel to efficiently review collected documents without needing special equipment or software other than a web browser and internet connectivity.  See “Note 20-Subsequent Events” in the notes to the consolidated financials statements included in Item 8 for further information regarding the acquisition.

We complement our product offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products. All of our brands are based on the EnCase® platform, and our products are used by a wide variety of industries and some of the world’s best known technology, financial and insurance services, defense, energy, pharmaceutical, manufacturing, healthcare and retail companies. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and nearly 200 companies in the Fortune 500, and we have sold our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide.

For the fiscal year ended December 31, 2011, we reported total revenues of $104.6 million, employed approximately 378 employees and conducted business in over 75 countries. We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

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

Business Strategy

Our business strategy is to develop and support superior solutions and services that provide the foundation for corporate, government and law enforcement organizations to conduct thorough and effective computer investigations of any kind, including intellectual property theft, incident response, compliance auditing and responding to e-discovery requests, all while maintaining the forensic integrity of the data. A key driver behind this strategy is the development and introduction of new products and improvements to our existing products. Our goal is to develop more powerful, user friendly and affordable products without compromising on our technological commitment. We are focused on gaining more EnCase® Enterprise, EnCase® eDiscovery and EnCase® Cybersecurity customers, as the enterprise forensics, electronic discovery and cybersecurity markets continue to develop while continuing our leadership in computer forensics technology with innovative software and hardware for a complete forensic framework.

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective and precise digital investigations. Our EnCase® Enterprise software, EnCase® eDiscovery, and EnCase® Cybersecurity, provide the foundation to build an enterprise investigation infrastructure. Furthermore, we believe our EnCase® Forensic software is the industry standard for searching, collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. Our forensic software and hardware products address the complete forensic process. We also offer a comprehensive array of investigative services and training to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

EnCase ® Enterprise

EnCase ® Enterprise provides an investigative platform that enables an organization to search, collect, preserve and analyze data on the servers, desktops and laptops across the network. EnCase® Enterprise enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to regulator requests or for civil litigation matters and take decisive action in the face of security and data breaches, whether the origin of the worm, virus or other exploit is internal (e.g., “rogue employees”) or external (e.g., “hackers”).

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

EnCase ® eDiscovery

EnCase ® eDiscovery performs automated search, collection, preservation, processing, analysis, and first-pass review of ESI around the clock in a forensically sound manner. Using a distributed enterprise-wide scalable architecture, it collects and processes only potentially relevant data. In addition, evidence and metadata are preserved in the court validated EnCase® Evidence File format to ensure complete chain of custody from the moment the legal hold is issued until load files are generated for attorney review. EnCase® eDiscovery tracks activity at every step of the e-discovery process so that the status of projects can be viewed, audited, and communicated to others.

Once the initial search has been conducted and the information has been collected, EnCase® eDiscovery culls and processes the data to further reduce the volume of irrelevant or duplicate information. The solution distributes processing in an organized fashion so that several dozen machines can process terabytes of data without disrupting business and degrading network performance. EnCase® eDiscovery’s in-house processing capabilities enable secondary culling and load file creation for the most common attorney review platforms. The collected and processed data is placed in a court-validated digital container called an EnCase® Logical Evidence file, or LEF, and the data can be uploaded to third-party e-discovery attorney review platforms to complete the e-discovery process.

The solution enables organizations to clean up irrelevant data before litigation strikes, processes all data located both on the corporate network and cloud-based data storage repositories without missing potential evidence, and automatically preserves all file and e-mail metadata — all provided with unlimited capacity.

EnCase®  eDiscovery enables better, faster case strategy decisions through early and continuous case assessment with pre-collection analytics, powerful search analytics, and first-pass review features that enable customers to conduct analysis at any point in the process. Through this optimized process, customers obtain the necessary facts, early, to understand and assess case merits, risk, and cost.

The e-discovery market has been fragmented, lacking a fully integrated solution, and relying on multiple point solutions, which breeds inefficiencies, causes delays, increase risk and, ultimately, costs. Typically, in any given technology market, the introduction of integrated offerings drives broader technology adoption, and the e-discovery market should be no different. EnCase® eDiscovery is the industry’s first fully integrated e-discovery solution. EnCase® eDiscovery provides customers’ legal and IT teams with one integrated, unified software solution that delivers all of the functionality that organizations desire for in-house electronic discovery, including:

•                          Legal hold,

•                          Pre-collection analytics,

•                          Identification, preservation and collection,

•                          Processing, analysis, and early case assessment, and

•                          First-Pass review.

EnCase ® Cybersecurity

EnCase® Cybersecurity is a forensic response and data auditing software solution that automates time-sensitive aspects of the incident response process.  It reduces the risk of exposing sensitive data by providing the ability to expose, triage, and remediate threats that have escaped detection by layered security solutions and have infiltrated the enterprise; and by providing the ability to enforce data policy compliance on endpoints.  EnCase® Cybersecurity is designed to determine root cause and scope of any given event and provides forensic level visibility and analysis of endpoint data in order to find and remediate threats designed to evade layered security solutions, centralize incident response, enforce data policy, and return endpoints to a trusted state.

The EnCase® Cybersecurity data audit functionality searches out sensitive intellectual property (IP), personally identifiable information (PII), and classified data, exposing systems that pose a risk. With the ability to search memory and hard drives at the disk level, EnCase®  Cybersecurity can target and locate sensitive data no matter where, or in what manner, it is stored, and even if it has been deleted, resides in unallocated space, or is “in use”.

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

EnCase ® Portable

EnCase® Portable is a triage and collection solution, delivered on an USB device, that allows forensic professionals and non-experts to quickly and easily triage and collect digital evidence in a forensically sound and court proven manner. It enables personnel not trained in computer forensics to forensically acquire documents, internet history and artifacts, images, and other digital evidence, including entire hard drives by connecting a USB device rather than a laptop. Also, law enforcement, government, law firm and corporate customers can cost effectively target systems that are not on the network, cannot be transported or multiple systems simultaneously where it is cost prohibitive to acquire data with laptops. EnCase® Portable leverages the powerful search and acquisition capabilities of EnCase® software.

Tableau Hardware

Tableau hardware includes write blockers, forensic duplicators and storage devices.  Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase ® Forensic.  Tableau storage products, used in conjunction with write blockers or forensic duplicators, provide high performance, high availability storage for data acquired and produced during forensic examinations.

Professional Services

Professional services provide various consulting services to our clients, including e-discovery, network security incident response, civil/criminal digital investigation, implementation services, and a software advisory program. In addition, we offer certain packaged services based on the specific needs of our customers, including our government customers.

e-discovery Services. We offer complete end-to-end e-discovery consulting and project management services, from litigation hold to the production of files for attorney review. Leveraging our industry leading EnCase® eDiscovery solution, our cost effective e-discovery services teams automate operations that other service providers perform manually, and are able to conduct large scale e-discovery search, collection and preservation from a central location, producing fast, accurate results with minimal business disruption.

Incident Response Services. Using EnCase® Cybersecurity, consultants investigate and remediate security breaches in an organization’s network infrastructure. Consultants determine which methods of entry were used to break into the system, the extent and duration of the intrusion and exactly what data was compromised. They can also “kill” malware and/or rogue processes.  In the event a breach draws the attention of regulatory agencies, results and reports can be processed into a court-approved, forensically sound file format to help an organization provide accurate, defensible evidence and information to regulators.

Implementation Services. We provide implementation and consulting services in connection with the deployment of our EnCase® Enterprise, EnCase® eDiscovery, EnCase® Cybersecurity and related software. Our implementation typically takes one to two weeks, during which we conduct performance tests to ensure full functionality and integration with existing systems in the organization and provide on-site training to ensure our customers can maximize the use of the technology.

Guidance Software Advisory Program (GAP). GAP provides a comprehensive review of current policies and procedures, including a gap analysis which identifies risk areas that could impact the customer. Dedicated advisory consultants work with the customer to build and implement a customized plan to help automate procedures and eliminate wasted resources, establish a documented, defensible and repeatable e-discovery workflow, and align procedures with industry best practices.

Customer Service and Technical Support

Customers typically purchase software maintenance with each new product license. Maintenance generally involves software updates, telephone and e-mail support, on a 24 hours per day, five days per week basis, as well as customer self-service on our website. Customers are typically provided an option to renew their maintenance agreements on an annual basis. Our technical support organization provides product support to our current customers with multi-tiered offerings and includes support availability 24 hours per day, five days per week, in English, and is also available during normal business hours in several other languages, including German and Spanish.

Training

Training educates thousands of students per year in computer forensics principles and the use of our EnCase® software products and methodology.  Because of the sensitive nature of digital investigations and the need to conduct digital investigations in a forensically sound manner, our users will typically take one or more of our courses. We provide an array of training courses on topics such as computer forensics, digital investigations, the proper use of our software products and the EnScript® programming language, which teach our customers’ IT and data security professionals the basic principles of computer forensics, train them on the basic and advanced capabilities of our software products and teach them to write EnScript® programs. We have retained third-party training partners in order to provide training around the world.

We operate two training classrooms in Pasadena, California, two near Washington, D.C., one in Houston, Texas, one near Chicago, Illinois and two near London, England. In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central and South America, Europe, Africa, the Middle East and Asia/the Pacific Rim (as permitted by U.S. Export Regulations). In 2011, we conducted training classes in 38 different countries. In addition to offering courses in English, we have begun to localize our courses by converting the course content and manuals into other languages, and delivering the courses in those languages. To date, our training courses have been instructed in German, Spanish, Korean, Romanian, Polish, Japanese, Hebrew, French, Arabic and Mandarin Chinese. We also offer online-training courses, called OnDemand training, and it is available worldwide.

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

EnCE ® Certification

The EnCE® program certifies the competency of public and private sector employees in the best practices of computer forensic investigations and in the proper use of EnCase® while conducting such investigations. In order to obtain EnCE® certification, professionals must have at least 12 months of computer forensic experience or attended 64 hours of authorized computer forensic training and pass a dual-phase EnCE® examination. EnCE® certification acknowledges that professionals have mastered computer forensic investigation methodology as well as the use of EnCase® during complex computer examinations. Our EnCE® program is recognized by both the law enforcement and corporate communities as a symbol of in-depth computer forensics knowledge, and EnCE® certification illustrates that an investigator is a skilled computer examiner. As of December 31, 2011, more than 3,400 people worldwide had achieved EnCE® certification.

EnCEP ™ Certification

EnCase® Certified eDiscovery Practitioner (EnCEP™) program certifies private and public sector professionals in the use of EnCase® eDiscovery software, as well as their proficiency in e-discovery planning, project management and best practices spanning legal hold to load file creation. EnCase® eDiscovery is the leading e-discovery solution for the search, collection, preservation, and processing of ESI. Earning the EnCEP™ certification illustrates that a practitioner is skilled in the application of the solution to manage and successfully complete all sizes of eDiscovery matters in accordance with the Federal Rules of Civil Procedure.

Sales and Distribution

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, Europe, the Middle East, Africa and Asia/the Pacific Rim.

Our revenue consists of product and service and maintenance fees from our customers and distributors.  Product revenue represented approximately 50%, 48% and 46% of our total revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue from service and maintenance represented approximately 50%, 52% and 54% of our total revenue in fiscal years 2011, 2010 and 2009, respectively.

Sales to customers outside the United States totaled $19.8 million, representing 19% of our total revenue in fiscal year 2011. For a geographic breakdown of our revenue and property and equipment, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations. The Computer and Enterprise Investigations Conference (“CEIC® “) serves as our annual user conference and draws attendees from global law enforcement, government agencies, corporations, law firms and judges. This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information and learn about important topics in the industry. It enables us to efficiently connect with a broad range of customers, communicate our whole product offerings (products, services, training, etc.) and launch new products in a captive environment while simultaneously driving additional add-on sales to customers who have implemented one or more of the core platform products.

Customers

Our customers include government agencies and global corporations in a wide variety of industries such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 150 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase® Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase® Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim. Sales to customers outside of the United States accounted for 19%, 15% and 21%  of our revenues for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. The majority of our EnCase® Forensic customers are national and local government agencies, law enforcement agencies, consultants and other organizations of the United States and foreign governments.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products. We conduct research on existing or new computer hardware or software technology to develop solutions for our law enforcement, government or corporate markets. We conduct research on file system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular customer deployment on other customer deployments. Our research and development expenses were $18.9, $17.0, and $14.2 million in 2011, 2010 and 2009, respectively.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. The market for software for electronic discovery is highly fragmented, and our EnCase® eDiscovery product competes against enterprise search and content management vendors such as Autonomy and EMC, as well as electronic discovery point solutions from smaller, privately held companies. More generally, our EnCase® eDiscovery software competes against providers of outsourced electronic discovery services, such as FTI or Navigant. In the IT Security market, we believe our EnCase® Cybersecurity product provides certain unique capabilities, but we nevertheless compete for budget dollars against established IT security vendors such as Checkpoint and McAfee. In the computer forensics market we compete against a series of smaller, privately held companies, such as AccessData and Paraben. Additionally, in the broader enterprise market we compete with forensic vendors including Access Data and security software solution vendors including McAfee and Symantec. With respect to our e-discovery solution, we compete against e-discovery point solutions such as StoredIQ, Clearwell and Nuix, information and content management vendors including Autonomy, EMC (which acquired Kazeon), Iron Mountain (which acquired Stratify and Mimosa), as well as other privately held companies. Our e-discovery solutions also compete against outsourced e-discovery alternatives whether e-discovery service providers or consulting companies, such as the Big 4 consulting/accounting firms and others, that offer services for traditional digital investigations and e-discovery in place of implementing a packaged software solution.

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

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and second quarters of the year and stronger demand in the third quarter due to the federal government fiscal year end and in the fourth quarter due to commercial or corporate fiscal year end. Our consulting and education services have sometimes been negatively impacted in the third and fourth quarters of the year due to the summer and holiday seasons, which result in fewer billable hours for our consultants and fewer education classes.

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have 13 issued patents and 21 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, CEIC®, EnCEP™ and logo Guidance Software® in the United States.

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

Substantial litigation regarding intellectual property rights exists in the software industry. From time to time, in the ordinary course of business, we may be subject to, or initiate, claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap. These claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 17 — Contingencies” in the notes to the consolidated financial statements included in Item 8.

In addition to our proprietary technology, we rely on technology that we license from third parties. In particular, the next version of our products will incorporate document viewer technology that we license from Oracle Corporation (formerly, Stellent, Inc.). In November 2008, we agreed with Oracle to extend this license until November 27, 2012 at a higher price. In addition, Oracle may terminate this license agreement prior to the expiration of its term if we fail to make timely payments or fail to comply with any other material term of the license. (See Risk Factors: “Our success depends in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business, financial condition and results of operations” in Item 1A).

Employees

As of December 31, 2011, we employed approximately 378 full-time employees, including approximately 98 in research and development, 114 in selling and marketing and 51 in professional services. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

Item  1A.                        Risk Factors

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. Risks and uncertainties are described below. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Global market and economic conditions may adversely affect our business, results of operation and financial condition.

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2009, 2010 and 2011. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

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

The market for digital investigation software is new and is being developed largely through our efforts. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops.  Our ability to achieve our anticipated growth rate may be impacted by a contraction in the global economy.  If the market for such digital investigation software decreases, remains constant or grows more slowly than we anticipate, we will not be able to maintain historical growth rates. Continued growth in the demand for our products is uncertain because of, among other things:

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

We expect to derive a significant amount of sales of EnCase® Enterprise from continuing demand for our EnCase® eDiscovery solution. However, widespread adoption of e-discovery best practices will require a shift in the way the legal community approaches discovery of electronic documents and other electronically stored data. Currently, most large scale electronic discovery projects are conducted by outsourced service providers that manually retrieve documents from each computer subject to review. These service providers have longstanding and entrenched relationships with the corporations that are subject to large-scale discovery inquiries or security breaches and the large law firms that are typically retained in connection with such discovery projects. Corporations and law firms may continue to prefer to use service providers because of these ongoing established relationships, and because the service providers are widely known and accepted within the legal community, and may resist adoption of our EnCase® eDiscovery solution. Moreover, the expense of relying on an outsourced service provider may frequently be covered by the corporation’s insurance policy that is otherwise covering the expense of the litigation, including complying with requests for discovery, while implementation of EnCase® Enterprise and our EnCase® eDiscovery would require a significant unreimbursed capital expenditure by the corporation. The failure of corporations and law firms to adopt our EnCase® eDiscovery solution for e-discovery could have a material adverse effect on our sales and results of operations.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. In September 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. In April 2007, we received formal notice and service of the decree from the FTC, effectively ending the inquiry. In 2007, we timely filed the first compliance report required by the consent decree. In 2009 and 2011, we timely complied with our biennial monitoring and reporting responsibilities required by the consent decree.

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

The application and interpretation of various state sales tax laws to certain of our products and services is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products and services are subject to their state’s sales tax. During the three months ended March 31, 2011 we recorded a liability of approximately $1.3 million reflecting our best estimate of our potential sales tax liability and associated interest and penalties thereon. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may be more or less than such estimates, and if so, such liability may negatively impact our financial condition.

Our operating results and business would be seriously impaired if our revenues from our EnCase® Enterprise product offerings, which include EnCase® eDiscovery and EnCase® Cybersecurity, were to decline.

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

Moreover, there is significant competition in our industry for qualified third-party resellers. Even if we were to succeed in attracting qualified and capable third-party resellers, agreements with such third-party resellers are generally renewable annually, are not exclusive and contain no minimum purchase commitments. Such agreements may be terminated by either party: (a) for U.S. and Canadian resellers, with 30 days written notice after the initial one-year period; and (b) for non-U.S. or Canadian resellers, within 30 days after the initial six-month period of the agreement, and with 30 days notice after the initial one-year period. If we are not able to recruit new qualified third-party resellers, our sales growth may be constrained and our results of operations would suffer.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to our current or future software applications, trademarks or other proprietary rights. The legal framework for software patents is rapidly evolving and we expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows. In certain circumstances, the owners of proprietary software could make copyright and/or patent infringement claims against us in connection with such activity. Any such claims, whether meritorious or not, could be time consuming and difficult to defend against, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. Any of these claims could disrupt our business, make it difficult to add or retain important features in our products and have a material adverse effect on our financial condition and results of operations.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 17-Contingencies” in the notes to the consolidated financial statements included in item 8.

If we are unable to continue to obtain government licenses, approvals or authorizations regarding the export of our products abroad, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which could negatively impact our business, financial condition and results of operations.

We must comply with United States laws regulating the export of our products to other countries. Our products contain encryption and decryption technologies that require us to obtain certain licenses from the United States government in order to export certain of our products abroad. In addition, we are required to obtain licenses from foreign governments in order to import our products into these countries. We cannot guarantee that we will be successful in obtaining such licenses, approvals and other authorizations required from applicable governmental authorities to export our products. The export regimes and the governing policies applicable to our business are subject to change, and we cannot assure you that such export approvals or authorizations will be available to us or for our products in the future. Our failure to receive any required export license, approval or authorization would hinder our ability to sell our products and could negatively impact our business, financial condition and results of operations.

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

We may pursue strategic acquisitions of businesses, technologies, products or services that we believe complement or expand our existing business, products and services. Acquisitions, including our planned acquisition of CaseCentral, involve numerous risks, including, but not limited to, the following:

•                          diversion of management’s attention during the acquisition and integration process;

•                     The possibility that acquisitions will not be completed successfully, or at all, and our potential exposure to termination fees and/or other costs associated therewith;

•                  The incurrence of substantial legal, accounting, financial advisory and/or other costs;

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

Any acquisitions of businesses, technologies, products or services that we may undertake in the future, as well as our planned acquisition of CaseCentral, may not generate sufficient revenues or cost-saving synergies necessary to offset the associated costs of the acquisitions or may result in other material adverse effects.

Our international sales and operations are subject to factors that could have an adverse effect on our business, financial condition and results of operations.

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations via a global distribution and reseller channel which will increase our global reach but do so via an indirect sales model. For the years ended December 31, 2011, 2010 and 2009, we derived approximately 19%, 15% and 21%, respectively, of our revenues from sales of products and services outside the United States.

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

As of February 10, 2012, our executive officers, directors and affiliated entities together beneficially own approximately 44% of our common stock outstanding, including approximately 40% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Our balance sheet contained intangible assets (net) and goodwill (net) totaling $7.5 million at December 31, 2011 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2011, we had $4.0 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (ASC 350) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2011, we had $3.4 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

Item  1B.                      Unresolved Staff Comments

None.

Item  2.                               Properties

Our corporate headquarters is located in Pasadena, California, where we lease approximately 68,588 square feet in two locations. We also lease an additional 64,372 square feet at facilities in Houston, Texas, New York City, New York, Waukesha, Wisconsin, near San Francisco, California, Washington, D.C., Chicago, Illinois and near London, England. We also maintain a small regional facility in Singapore. Our leases expire at various points through 2015. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item  3.  Legal Proceedings

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach discussed in “Risk Factors—Computer hackers may damage our products, services and systems, which could cause interruptions in our service and harm to our business, and hackers could gain access to our customers’ personal information which could result in the loss of existing clients, negative publicity and legal liability.” On September 20, 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree finds that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. On April 9, 2007, the Company received formal notice and service of the decree, which effectively ended the inquiry. On October 9, 2007, the Company timely filed the first compliance report required by the consent decree.  In 2009 and 2011, we timely complied with our biennial monitoring and reporting responsibilities required by the consent decree.

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

We intend to defend the MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such other legal proceedings or claims.

Item  4.                               Mine Safety Disclosure

(not applicable)

PART II

Item  5.                               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “GUID” since December 13, 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the NASDAQ Global Market of the common stock for the periods indicated, as reported by NASDAQ.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$8.71	$6.50	$6.11	$5.00
Second Quarter	8.47	6.97	6.00	4.94
Third Quarter	8.58	5.74	5.87	4.57
Fourth Quarter	6.84	5.54	7.64	5.65

As of February 13, 2012, there were 23 holders of record of our common stock. On February 13, 2012, the last sale price reported on the NASDAQ Global Market for our common stock was $11.33 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2011, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld approximately 204,000, 86,400 and 52,800 common shares in 2011, 2010 and 2009, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

The following table summarizes our purchases of common stock:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 2008	—	$—	—	$8,000,000
August 2008	22,500	$5.99	22,500	$7,866,000
September 2008	20,000	$5.98	20,000	$7,750,000
May 2009	98,915	$3.31	98,915	$7,422,000
June 2009	173,100	$3.63	173,100	$6,794,000
July 2009	95,836	$3.78	95,836	$6,432,000
August 2009	54,850	$3.86	54,850	$6,220,000
August 2010	141,356	$5.07	141,356	$5,503,000
September 2010	125,045	$5.27	125,045	$4,844,000
October 2010	13,003	$5.85	13,003	$4,768,000
November 2010	224	$6.00	224	$4,766,000
September 2011	21,625	$5.96	21,625	$4,637,000
October 2011	54,952	$5.97	54,952	$4,310,000
November 2011	49,006	$5.97	49,006	$4,017,000
December 2011	61,394	$6.00	61,394	$3,649,000
Total	931,806		931,806	$3,649,000

Stock Performance Graph and Cumulative Total Return

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years with two indices: (i) the NASDAQ Composite Index (symbol: IXIC) and (ii) the NASDAQ Computer Index (symbol: IXCO). The graph assumes an initial investment of $100 at the beginning of the five year period and that all dividends have been reinvested. No cash dividends have been declared on our common stock. The quotes were obtained from http://finance.yahoo.com. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.                                  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The selected consolidated balance sheet data as of December 31, 2011 and 2010 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2011, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report. The selected consolidated balance sheet data as of December 31, 2008 and 2007 and selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$52,345	$43,930	$34,068	$48,245	$44,314
Services and maintenance revenue	52,256	47,970	40,822	43,221	34,566
Total revenues	104,601	91,900	74,890	91,466	78,880
Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	5,973	4,937	2,793	3,143	2,754
Cost of services and maintenance revenue	22,453	19,874	17,898	22,805	19,280
Total cost of revenues (excluding amortization and depreciation, shown below)	28,426	24,811	20,691	25,948	22,034
Operating expenses:
Selling and marketing	36,992	35,947	36,475	39,714	32,964
Research and development	18,882	17,012	14,225	13,022	9,067
General and administrative	16,432	13,985	13,497	18,054	14,637
Depreciation and amortization	5,424	4,700	4,427	4,098	3,453
Total operating expenses	77,730	71,644	68,624	74,888	60,121
Operating (loss) income	(1,555)	(4,555)	(14,425)	(9,370)	(3,275)
Other income and expense:
Interest income	53	78	86	720	1,463
Interest expense	(9)	(5)	(10)	(49)	(107)
Other income, net	20	1	44	70	130
Total other income and expense	64	74	120	741	1,486
Income (loss) before income taxes	(1,491)	(4,481)	(14,305)	(8,629)	(1,789)
Income tax provision (benefit)	158	121	(380)	1,967	1,078
Net income (loss)	$(1,649)	$(4,602)	$(13,925)	$(10,596)	$(2,867)
Net income (loss) income per share:
Basic	$(0.07)	$(0.20)	$(0.60)	$(0.46)	$(0.13)
Diluted	$(0.07)	$(0.20)	$(0.60)	$(0.46)	$(0.13)
Weighted average number of shares used in per share calculations(1):
Basic	23,252	23,024	23,093	23,160	22,600
Diluted	23,252	23,024	23,093	23,160	22,600

	Year Ended December 31,
	2011	2010	2009	2008	2007
Non-Cash Share-Based Compensation Data(2):
Cost of product revenue	$82	$54	$23	$36	$81
Cost of services and maintenance revenue	898	847	1,098	1,788	818
Selling and marketing	1,613	1,601	1,992	2,923	1,332
Research and development	1,373	1,192	1,320	1,433	594
General and administrative	1,566	1,493	1,510	2,796	1,520
Total non-cash share-based compensation	$5,532	$5,187	$5,943	$8,976	$4,345

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$37,048	$27,621	$36,585	$36,006	$37,591
Total assets	$77,328	$67,440	$69,019	$78,844	$75,937
Notes payable and capital leases	$113	$192	$171	$163	$771
Deferred revenues	$39,582	$33,614	$36,088	$33,285	$27,201
Total stockholders’ equity	$24,311	$22,529	$23,462	$33,094	$33,896

(1)                  See Note 4 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                  Non-cash compensation recorded in each of the five years ended December 31, 2011 relates to stock options granted to employees measured under the fair value method and includes costs related to nonvested share grants.

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

•                          Amount of commercial litigation. Because commercial litigation often involves e-discovery, an increase in commercial litigation could increase demand for our products and services, while a decrease in commercial litigation could decrease demand.

Summary of Results of Operations

Our total revenue for the year ended December 31, 2011 was $104.6 million, an increase of $12.7 million, or 14%, from 2010.  Product revenue was $52.3 million for the year ended December 31, 2011, an increase of $8.4 million, or 19%, from 2010.  Services and maintenance revenue was $52.3 million for the year ended December 31, 2011, an increase of $4.3 million, or 9%, from 2010.  The increase in our total revenue was primarily due to growth in the forensic software market, increased sales of the latest version of our EnCase® Forensic product released in June 2011, increase in sales of our EnCase®  Enterprise family of products,  and improved overall economic conditions and the resulting increases in spending by our customers during 2011.

Our net loss for the year ended December 31, 2011 was $1.6 million, or $0.07 per share, compared to a net loss of $4.6 million, or $0.20 per share, for 2010.  Our profitability is primarily dependent upon revenue from the sale of our products.  Cost of revenues increased by $3.6 million, or 15%, in the year ended December 31, 2011 compared to 2010.  The increase was primarily the result of increased sales of products and professional services.  Profitability is also affected by the costs and expenses associated with developing, selling and marketing our products.  Operating expenses increased by $6.1 million, or 8%, in 2011 as compared to 2010, due primarily to an increase in general and administrative expenses and increased research and development costs.

During 2011, we released EnCase® Forensic version 7 which includes a new streamlined interface, automated evidence processing and optimized case management capabilities, as well as integrated support for smart phones and tablets.

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

We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985) and Revenue Recognition (ASC 605), which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts.

	Year Ended December 31,
(Dollars in thousands)	2011	Change %	2010	Change %	2009
Product revenues:
Enterprise products	$24,771	9%	$22,694	17%	$19,334
Forensic products	27,574	30%	21,236	44%	14,734
Total product revenues	52,345	19%	43,930	29%	34,068
Services and maintenance revenues:
Professional services	15,037	3%	14,609	42%	10,270
Training	7,728	—%	7,762	—%	7,793
Maintenance and other	29,491	15%	25,599	12%	22,759
Total services and maintenance revenues	52,256	9%	47,970	18%	40,822
Total revenues	$104,601	14%	$91,900	23%	$74,890

Product Revenues

We generate product revenues principally from two product categories: Enterprise products and Forensic products. Our Enterprise products include licenses related to our EnCase® Enterprise, EnCase® eDiscovery, and EnCase® Cybersecurity.  Our Forensic products include revenues related to EnCase® Forensic, Portable, Field Intelligence Model and a line of forensic hardware products.  Revenues from OEM, Field Intelligence Modal and other hardware were previously reported as “Other” product revenue. For comparability purposes, we have reclassified the 2009 categories as defined above; however, total product revenues remains unchanged as a result of the reclassification. During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $8.4 million, or 19%, for the year ended December 31, 2011 from 2010, primarily due to increased Forensic sales.  Forensic product revenue increased by $6.3 million, or 30%, for the year ended December 31, 2011 from 2010.  The increase in Forensic product revenues was due to  increased sales of the latest version of our EnCase® Forensic product released in June 2011, growth in the forensic software market and the addition of revenue through sales of forensic hardware products that we acquired as a result of our acquisition of Tableau in May 2010. Enterprise product revenues increased by $2.1 million, or 9%, for the year ended December 31, 2011 from 2010.  The increase in Enterprise revenues is primarily attributable to increased sales to our customers resulting from additional functionality made available in our Enterprise products during the year and the continued overall strengthening of the economy.

Product revenues increased by $9.9 million, or 29%, for the year ended December 31, 2010 from 2009, primarily due to a $6.5 million increase in Forensic product revenues. The increase in Forensic product revenues was due to the addition of revenue through sales of forensic hardware products that we acquired as a result of our acquisition of Tableau in May 2010 and growth in the forensic software market. Enterprise product revenue increased by $3.4 million, or 17%, for the year ended December 31, 2010 from 2009. The increase in Enterprise revenue is primarily attributable to the overall strengthening of the economy.

Services and Maintenance Revenues

Services and maintenance revenues increased $4.3 million, or 9%, for the year ended December 31, 2011, compared to 2010.  Professional services revenues increased $0.4 million, or 3%, for the year ended December 31, 2011, compared to 2010, primarily due to a general increase in demand for our e-discovery services and revenue from certain significant consulting engagements performed during the first six months of 2011.

Training revenue for the year ended December 31, 2011 remained unchanged compared to 2010.  The anticipation of new product releases in June 2011 resulted in a delay in customers scheduling training classes during the first half of the year.

Maintenance and other revenues increased $3.9 million, or 15%, for the year ended December 31, 2011, compared to 2010, primarily as a result of sustained increases in our installed product base and a high annual renewal rates by customers desiring continuing maintenance support on our products.

Services and maintenance revenues increased $7.1 million, or 18%, for the year ended December 31, 2010, compared to 2009.  Professional services revenues increased by $4.3 million for the year ended December 31, 2010, or 42%, compared to 2009 as demand for both e-discovery and implementation services increased as a result of the increase in Enterprise product sales as compared to 2009.   Training revenue for the year ended December 31, 2010 was flat compared to 2009, as our customers continued to experience restrictive travel and training budgets during the economic recovery.  Maintenance and other revenue increased by $2.8 million, or 12%, for the year ended December 31, 2010 compared to 2009, primarily as a result of the overall increase in our installed product base and a high annual renewal rate by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2011	Change %	2010	Change %	2009
Cost of product revenues	$5,973	21%	$4,937	77%	$2,793
Cost of services and maintenance revenues:
Professional services	14,179	19%	11,903	18%	10,068
Training	5,735	5%	5,474	—%	5,465
Maintenance and other	2,539	2%	2,497	6%	2,365
Total cost of services and maintenance revenues	22,453	13%	19,874	11%	17,898
Total cost of revenues	$28,426	15%	$24,811	20%	$20,691
Share-based compensation included above:
Cost of product revenues	$82		$54		$23
Cost of services and maintenance revenues	$898		$847		$1,098
Gross Margin Percentage
Products	88.6%		88.8%		91.8%
Services and maintenance	57.0%		58.6%		56.2%
Total	72.8%		73.0%		72.4%

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

Cost of product revenues increased by $1.0 million, or 21%, for the year ended December 31, 2011, compared to 2010.  The increase was primarily a result of an increase in forensic hardware product revenues due to our acquisition of Tableau in May 2010.  Product gross margin decreased slightly to 88.6% in 2011 from 88.8% in 2010 primarily due to an increase in sales of forensic hardware products which have lower margins.

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

Total cost of services and maintenance revenues increased $2.6 million, or 13%, for the year ended December 31, 2011, compared to 2010.  The increase in the cost of services and maintenance revenues in 2011 compared to 2010 is due primarily to the increase in compensation and related expenses, associated with higher revenues and higher utilization rates in our professional services organization, as well as an increase in third-party consultants on certain engagements.

Services and maintenance gross margin was 57.0% in 2011, compared to 58.6% in 2010.  The lower services and maintenance gross margin in 2011 was primarily a result lower margins on services revenue in 2011 due to an increase in the number of third-party consultants used on certain professional engagements.

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

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2011	Change %	2010	Change %	2009
Selling and marketing expenses	$36,992	3%	$35,947	(1)%	$36,475
Research and development expenses	$18,882	11%	$17,012	20%	$14,225
General and administrative expenses	$16,432	18%	$13,985	4%	$13,497
Depreciation and amortization expense	$5,424	15%	$4,700	6%	$4,427
As a percent of revenue:
Selling and marketing expenses	35.4%		39.1%		48.7%
Research and development expenses	18.1%		18.5%		19.0%
General and administrative expenses	15.7%		15.2%		18.0%
Depreciation and amortization expense	5.2%		5.1%		5.9%
Share-Based Compensation Included Above:
Selling and marketing expenses	$1,613		$1,601		$1,992
Research and development expenses	$1,373		$1,192		$1,320
General and administrative expenses	$1,566		$1,493		$1,510

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

Although we expense our sales commissions at the time the related sale is invoiced to the client, revenues from our EnCase® Enterprise term licenses, EnCase® Forensic product, Premium License Support Program, the Annual Training Passport, and our consulting, maintenance and implementation services are recognized over the relevant performance or license period. Accordingly, we generally experience a delay between when we experience increased selling and marketing expenses and when we recognize a portion of the corresponding revenue. We employed 114 sales and marketing personnel at the end of 2011, 113 at the end of 2010 and 119 at the end of 2009.

Selling and marketing expenses increased $1.0 million, or 3%, for the year ended December 31, 2011, compared to 2010.  The increase was primarily due to higher compensation costs and related expenses associated with increased product revenues, offset by a reduction in marketing events expenses.

Selling and marketing expenses decreased $0.5 million, or 1%, for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower compensation costs resulting from lower headcount during the year, offset by an increase in commissions as a result of increased product revenues.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation, and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, we increased the number of research and development personnel that we employ to 98 in 2011 from 93 in 2010 and 84 in 2009.

Research and development expenses increased $1.9 million, or 11%, for the year ended December 31, 2011, compared to 2010.  The increase was driven primarily by compensation and related expenses resulting from increased headcount during the year and an increase in temporary help and consultants due to the number of products in development, as well as the acquisition of Tableau in May 2010.

Research and development expenses increased $2.8 million, or 20%, for the year ended December 31, 2010, compared to 2009. The increase was driven primarily by increases in headcount and other employee-related expenses, as well as the acquisition of Tableau in May 2010 and the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We employed 64 general and administrative personnel at the end of 2011 and 61 at the end of 2010 and 2009.

General and administrative expenses increased by $2.4 million, or 18%, for the year ended December 31, 2011, compared to 2010, which is primarily attributable to a charge of $1.3 million related to certain state sales tax obligations including related interest and penalties, an increase in legal fees related to the patent infringement complaints filed in May and July of 2011 and compensation and related expenses due to increased headcount.

General and administrative expenses increased by $0.5 million, or 4%, for the year ended December 31, 2010, compared to 2009, primarily as a result of increased professional fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets.  In 2011, 2010 and 2009, we invested $2.1 million, $2.3 million and $2.6 million, respectively, in capital equipment and leasehold improvements. In May 2010, we acquired intangible assets through our acquisition of Tableau.  The increase in depreciation and amortization expense for the year ended December 31, 2011 of $0.7 million, or 15%, compared to 2010, was primarily a result of the amortization of intangible assets we acquired through our acquisition of certain assets of Tableau in May 2010.

Depreciation and amortization expense in 2010 increased $0.3 million, or 6%, compared to 2009, primarily due to the additional investment in capital equipment and the acquisition of intangible assets during the year.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  In 2011, total other income and expense decreased $10,000, or 14%, compared to 2010.  The decrease is primarily due to the decrease in interest income of $25,000, or 32%, compared to 2010, offset by an increase in other income, net, of $19,000.

In 2010, total other income and expense decreased $46,000, or 38%, compared to 2009.  The decrease is primarily due to the decrease in other income, net, of $43,000, or 98%.

Income Tax Provision (Benefit)

The effective tax rate in years 2011, 2010, and 2009 was 10.6%, 2.7%, and (2.6)% , respectively. The effective tax rate in these years differed from the federal statutory rate of 34% primarily due to the tax impact of certain share-based compensation charges that are not deductible for tax purposes, and the impact of providing a valuation allowance against deferred tax assets, partially offset by research and development credits.  See Note 8 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. As of December 31, 2011, we had $37.0 million in cash and cash equivalents.  On February 7, 2012 the company announced that it has signed a definitive agreement to acquire CaseCentral, a privately held provider of cloud-based e-discovery review and production software for corporations and law firms, for $17.1 million, consisting of approximately $8.3 million in cash and $8.3 million in company common stock and the assumption of $0.5 million in debt, net of cash. Depending on CaseCentral’s SaaS revenue growth, Guidance Software may pay up to an additional $33 million in cash over the next three years. The transaction is subject to customary conditions and is expected to close during the first quarter of 2012. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $13.7 million in 2011, compared with $5.6 million in 2010.  The increase in cash provided by operations was primarily a result of an increase in deferred revenue of $6.0 million in 2011 compared to a decrease in deferred revenue of $2.5 million in 2010, a decrease in our net loss to $1.6 million from $4.6 million in 2010, partially offset by an increase in trade receivables of $3.2 million in 2011 compared to a decrease of $1.2 million in 2010.

Net cash provided by operating activities was $5.6 million in 2010, compared with $5.0 million in 2009.  The increase in cash provided by operations was primarily a result of a decrease in our net loss to $4.6 million from $14.0 million in 2009, a decrease in deferred revenue of $2.5 million compared to an increase of $2.8 million in 2009, offset by an increase in our accrued liabilities of $2.4 million in 2010 compared to a decrease of $2.4 million in 2009 and an increase in trade receivables of $1.2 million compared to an increase of $8.3 million in 2009.  The change in trade receivables was due primarily to higher cash collections in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The first and fourth quarters of our fiscal year are our strongest quarters for cash collections, a consequence of the higher sales volumes typically experienced in the third and fourth quarters.

Net cash used in investing activities was $2.1 million in 2011 compared to $13.0 million in 2010 and $2.6 million in 2009.  The increase in 2010 was due to the acquisition of Tableau in May 2010 for the net cash purchase price of $10.7 million.

Net cash used in financing activities was $2.2 million in 2011 compared to $1.6 million in 2010 and $1.8 million in 2009.  Cash used in financing activities in 2011 included $2.6 million of repurchases and withholding of common stock, partially offset by $0.5 million in proceeds from stock option exercises.  Cash used in financing activities in 2010 included $2.0 million of repurchases and withholdings of common stock, partially offset by $0.4 million in proceeds from stock option exercises and lower principal payments on our capital lease obligations.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal  year.  Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.  At December 31, 2011, there were no amounts outstanding under this line of credit.

As of December 31, 2011, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at December 31, 2011 or 2010.

Contractual Obligations and Commitments

We currently have no material cash commitments, other than the definitive agreement to acquire CaseCentral (see “Note 20-Subsequent Events” in the notes to the consolidated financial statements included in Item 8 for further information regarding the acquisition) and our normal recurring trade payables, expense accruals and leases.  All commitments are expected to be funded through existing working capital and future cash flows from operations. At December 31, 2011, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$120	$62	$58	$—	$—
Non-cancelable operating lease obligations	$8,305	$3,756	$3,875	$674	$—
Purchase obligations	$1,047	$1,047	$—	$—	$—

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services and the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations, or the availability of cash under our line of credit, are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  We may enter into arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us, or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations. We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and recognition related to these unrecognized tax benefits. See “Note 8—Income Taxes” in the notes to the consolidated financial statements included in Item 8 for further information regarding the unrecognized tax benefits.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock. Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price. Repurchased shares are held in Treasury Stock and have not been retired. As of December 31, 2011, we had approximately $3.6 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld approximately 204,000, 86,400 and 52,800 common shares in 2011, 2010 and 2009, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below and in Note 2 to our Consolidated Financial Statements, included herein at Item 8, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the twelve months ended December 31, 2011.

Revenue Recognition

We recognize revenue in accordance with Software Industry- Revenue Recognition topic (ASC 985-605) and Revenue Recognition (ASC 605). While the standard governs the basis for revenue recognition, in applying our revenue recognition policy we must determine which portions of our revenue should be recognized currently and which portions, if any, should be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is probable, as follows:

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

Product Revenue. The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

•                          EnCase® Enterprise, EnCase® Forensic, EnCase® eDiscovery, and related products: License revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements for which we have vendor-specific objective evidence (“VSOE”) of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

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

Share-Based Compensation

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

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations. As of December 31, 2011, there was approximately $0.6 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.9 years and approximately $9.4 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $3.9 million in share-based compensation in 2012 related to options and restricted stock awards outstanding at December 31, 2011. See Note 13 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

Interest Rate Risk. Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2011, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item  8.                                 Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item  9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.                        Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls—Integrated Framework. Based on the results of this assessment, management (including our President and Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011, issued by our independent registered public accounting firm, Deloitte & Touche LLP, appears on page F-2 of our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)
3.2(13)	Third Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)
4.1(1)	Investor’s Rights Agreement, dated as of September 26, 2003, by and between Guidance Software, Inc. and Matthew Healey. (Exhibit 4.1)
10.1(1)	Restated Lease Agreement, dated as of April 1, 2003, by and between Guidance Software, Inc. and The Walnut Plaza. (Exhibit 10.1)
10.2(9)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #
10.3(10)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #
10.4(12)	Amended and Restated Employment Agreement, dated February 23, 2011, by and between Guidance Software, Inc. and Victor Limongelli. #
10.5(3)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #
10.6(3)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #

10.7(3)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #
10.8(3)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #

10.9(4)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #
10.10(3)	Amended and Restated Credit Agreement dated as of May 1, 2007, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.13)
10.11(2)	Form of Tax Matters Agreement. (Exhibit 10.10)
10.12(8)	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc. *
10.13(2)	Form of Indemnification Agreement. (Exhibit 10.13)
10.14(11)	First Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.28) #
10.15(6)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #
10.16(6)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #
10.17(7)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #
10.18(10)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #
10.19(10)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #
10.20(10)	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. (Exhibit 10.23) #
10.21(10)	Employment Agreement dated November 3, 2006 by and between Guidance Software, Inc. and Larry A. Gill. (Exhibit 10.24) #
10.22	Offer Letter, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. #
10.23	Employment Agreement, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff.#
10.24(5)	Second Amendment to Amended and Restated Credit Agreement dated as of July 22, 2009, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.22)
10.25(11)	Third Amendment to Amended and Restated Credit Agreement as of March 22, 2010, by and between Bank of the West and Guidance Software, Inc. (Exhibit 10.26)
21.1(8)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9)                  Incorporated by reference to Guidance Software Inc.’s Definitive Proxy Statement dated March 19, 2010 and filed on March 30, 2010.

(10)           Incorporated by reference to Guidance Software Inc.’s Form 10-K for the year ended December 31, 2009.

(11)           Incorporated by reference to Guidance Software Inc.’s Form 10-Q for the quarterly period ended March 31, 2010.

(12)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K dated and filed on March 1, 2011.

(13)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K dated and filed on March 18, 2011.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Guidance Software, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidance Software, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 16, 2012

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,048	$27,621
Trade receivables, net of allowance for doubtful accounts of $520 and $558, respectively	19,505	16,344
Inventory	1,394	987
Prepaid expenses and other current assets	2,209	1,934
Total current assets	60,156	46,886
Long-term assets:
Property and equipment, net	9,273	11,351
Intangible assets, net	3,754	5,058
Goodwill, net	3,711	3,711
Other assets	434	434
Total long-term assets	17,172	20,554
Total assets	$77,328	$67,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,895	$2,568
Accrued liabilities	9,774	7,255
Capital lease obligations	58	76
Deferred revenues	33,630	30,279
Total current liabilities	46,357	40,178
Long-term liabilities:
Rent incentives	498	1,221
Capital lease obligations	55	116
Deferred revenues	5,952	3,335
Deferred tax liabilities	155	61
Total long-term liabilities	6,660	4,733
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,631,000 and 23,873,000 shares issued, respectively; 23,342,000 and 22,976,000 shares outstanding, respectively	23	23
Additional paid-in capital	74,297	68,311
Treasury stock, at cost, 1,288,000 and 897,000 shares, respectively	(6,594)	(4,039)
Accumulated deficit	(43,415)	(41,766)
Total stockholders’ equity	24,311	22,529
Total liabilities and stockholders’ equity	$77,328	$67,440

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product revenue	$52,345	$43,930	$34,068
Services and maintenance revenue	52,256	47,970	40,822
Total revenues	104,601	91,900	74,890
Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	5,973	4,937	2,793
Cost of services and maintenance revenue	22,453	19,874	17,898
Total cost of revenues (excluding amortization and depreciation, shown below)	28,426	24,811	20,691
Operating expenses:
Selling and marketing	36,992	35,947	36,475
Research and development	18,882	17,012	14,225
General and administrative	16,432	13,985	13,497
Depreciation and amortization	5,424	4,700	4,427
Total operating expenses	77,730	71,644	68,624
Operating income (loss)	(1,555)	(4,555)	(14,425)

Other income and expense:
Interest income	53	78	86
Interest expense	(9)	(5)	(10)
Other income, net	20	1	44
Total other income and expense	64	74	120
Income (loss) before income taxes	(1,491)	(4,481)	(14,305)
Income tax provision (benefit)	158	121	(380)
Net income (loss)	$(1,649)	$(4,602)	$(13,925)
Net income (loss) per common share—basic	$(0.07)	$(0.20)	$(0.60)
Net income (loss) per common share—diluted	$(0.07)	$(0.20)	$(0.60)

Shares used in the calculation of net income (loss) per common share—basic	23,252	23,024	23,093
Shares used in the calculation of net income (loss) per common share—diluted	23,252	23,024	23,093

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2009, 2010 and 2011

(in thousands)

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balances at December 31, 2008	23,255	$23	$56,622	56	$(312)	$—	$(23,239)	$33,094
Share-based compensation	—	—	5,943	—	—	—	—	5,943
Exercise of stock options	27	—	118	—	—	—	—	118
Vesting of restricted stock awards	168	—	—	—	—	—	—	—
Common stock repurchased or withheld	(475)	—	—	475	(1,768)	—	—	(1,768)
2009 net loss	—	—	—	—	—	—	(13,925)	(13,925)
Balances at December 31, 2009	22,975	23	62,683	531	(2,080)	—	(37,164)	23,462
Share-based compensation	—	—	5,187	—	—	—	—	5,187
Exercise of stock options	95	—	441	—	—	—	—	441
Vesting of restricted stock awards	272	—	—	—	—	—	—	—
Common stock repurchased or withheld	(366)	—	—	366	(1,959)	—	—	(1,959)
2010 net loss	—	—	—	—	—	—	(4,602)	(4,602)
Balances at December 31, 2010	22,976	23	68,311	897	(4,039)	—	(41,766)	22,529
Share-based compensation	—	—	5,532	—	—	—	—	5,532
Exercise of stock options	99	—	454	—	—	—	—	454
Vesting of restricted stock awards	658	—	—	—	—	—	—	—
Common stock repurchased or withheld	(391)	—	—	391	(2,555)	—	—	(2,555)
2011 net loss	—	—	—	—	—	—	(1,649)	(1,649)
Balances at December 31, 2011	23,342	$23	$74,297	1,288	$(6,594)	$—	$(43,415)	$24,311

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net loss	$(1,649)	$(4,602)	$(13,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,424	4,700	4,427
Benefit for doubtful accounts	—	(48)	(252)
Share-based compensation	5,532	5,187	5,943
Deferred taxes	94	61	—
Loss on disposal of assets	—	35	1
Changes in operating assets and liabilities:
Trade receivables	(3,161)	1,159	8,313
Inventory	(407)	17	(38)
Prepaid expenses and other assets	(275)	25	175
Accounts payable	402	(775)	(86)
Accrued liabilities	1,795	2,351	(2,402)
Deferred revenues	5,967	(2,474)	2,803
Net cash provided by operating activities	13,722	5,636	4,959
Investing Activities:
Purchase of property and equipment	(2,116)	(2,317)	(2,576)
Proceeds from sale of property and equipment	—	1	6
Acquisition, net of cash acquired	—	(10,686)	—
Net cash used in investing activities	(2,116)	(13,002)	(2,570)
Financing Activities:
Proceeds from the exercise of stock options	454	441	118
Common stock repurchased or withheld	(2,555)	(1,959)	(1,768)
Principal payments on capital lease obligations	(78)	(80)	(160)
Net cash used in financing activities	(2,179)	(1,598)	(1,810)
Net (decrease) increase in cash and cash equivalents	9,427	(8,964)	579
Cash and cash equivalents, beginning of year	27,621	36,585	36,006
Cash and cash equivalents, end of year	$37,048	$27,621	$36,585
Supplemental disclosures of cash flow information:
Interest expense paid	$2	$3	$6
Income taxes paid	$31	$117	$234
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$75	$152	$219
Capital lease obligations incurred to acquire assets	$—	$101	$168

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

Our main products are: EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location;  EnCase® eDiscovery, which automates the search, collection, preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Cybersecurity, which provides the ability to identify potential threats and analyze them, identify other advanced hacking techniques that evade traditional network or host-based defenses, provides investigative capabilities that target confidential or sensitive data, and mitigates risk by removing sensitive data from unauthorized locations;  EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings.  In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and in May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). In addition, we complement our offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

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

The Company and the Audit Committee have determined that these adjustments are not material to the prior periods, the trend of earnings, and the annual 2010 consolidated financial statements.

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

Trade Receivables

Trade receivables are carried at original invoice amount less an allowance for doubtful accounts. The allowance is established through a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history and current economic conditions. In addition, we analyze our historical credit loss history and apply these loss rates to our current accounts receivable balances to verify the reasonableness of our allowance. Trade receivables are written off when deemed uncollectible. A trade receivable is generally considered past due if any portion of the receivable balance is outstanding for more than 30 days unless alternate terms are provided.

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

Property and Equipment

The cost of property and equipment, less applicable estimated residual values, is depreciated over the shorter of their estimated useful lives or the life of the lease (if applicable), on the straight-line method, from the date the specific asset is completed, installed, and ready for use, as follows:

Estimated Useful Life
Leasehold improvements	Shorter of life of asset or lease term
Furniture and office equipment	5 years
Computer hardware and software	3-5 years

Also included in property and equipment is software maintained for internal use. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to five years.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. A two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying amounts of the indefinite-lived intangible assets exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At December 31, 2011, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $36.5 million as of December 31, 2011. At December 31, 2011, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase® Enterprise and EnCase® Forensic software products. These proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate. Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue and revenue associated with maintenance services is referred to as maintenance revenue. We also generate revenues from training courses and implementation and consulting services, in which we assist customers with the performance of digital investigations and train their IT professionals in the use of our software products, which we collectively refer to as services revenue. To a lesser extent, we also generate revenue from the sale of our EnCase® Portable, which is also included in product revenues.

We recognize revenue in accordance with the Accounting Standards Codification (ASC) Software Industry- Revenue Recognition topic (ASC 985-605) and Revenue Recognition (ASC 605). While the standard governs the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product revenue and services and maintenance revenue, as well as the amount of deferred revenue to be recognized in each accounting period.

Product revenue. The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables including software and hardware are generally categorized into one of the following:

•                          EnCase® Enterprise Solutions and EnCase® Forensic Solutions: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence (“VSOE”) of fair value, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

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

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of delivery of products and services associated with the sale of EnCase® product and service offerings including deferral of annual post contract support agreements.  Deferred revenue also includes revenue related to undelivered elements that may or may not have been sold in conjunction with the sale of EnCase® products for which VSOE of the undelivered elements exists.

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

Commissions

Although we expense our sales commissions at the time the related sale is invoiced to the customer, revenues from certain of our products are recognized over the relevant performance or license period.  Accordingly, for those products, we generally experience a delay between when sales commissions are expensed and when we recognize the corresponding revenue.

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

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. We incurred approximately $22,000 of net foreign exchange gain for the year ending 2011 and $164,000 and $31,000 of net foreign exchange losses in the years 2010 and 2009, respectively. In 2011, the US dollar strengthened significantly against certain foreign currencies in which we had assets denominated, resulting in a foreign exchange gain in comparison to the foreign exchange loss in 2010.

Commitments and Contingencies

We periodically evaluate all pending or threatened litigation and contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. In so doing, we assess the probability of an outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of Contingency (ASC 450). If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions are not met, but the probability of an outcome is at least reasonably possible, we disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Note 3. Business Combination

On May 7, 2010, we acquired certain of the assets of Tableau, a privately-held developer and manufacturer of computer forensic products, for approximately $10.7 million in cash (net of cash acquired of $1.6 million), which we accounted for as a business combination. We incurred $0.2 million in acquisition-related costs. We acquired Tableau to extend our existing leadership in computer forensics technology by offering software and hardware to better fulfill the needs of the computer forensic community. This transaction closed on May 7, 2010 and the results of operations of Tableau have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Based upon the fair values as of May 7, 2010, we made an allocation of the purchase price to the net tangible and intangible assets acquired. The excess of the purchase price over the estimated fair values of the underlying net tangible and intangible assets has been recorded as goodwill. The factors that contributed to the recognition of goodwill included intangible assets acquired that do not qualify for separate recognition and expected synergies that will increase revenue and profits. Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes.

Purchase price allocation is as follows (in thousands):

	Weighted Average Estimated Useful Life		Fair Market Values
Cash and cash equivalents			$1,643
Trade receivables			523
Inventory			730
Property and equipment, net			185
Identifiable intangible assets:
Core technology	10	$1,100
Existing and developed technology	2	1,200
In-process research and development	Indefinite-lived	1,100
Customer relationships	5	575
Trade name	10	1,800
Total identifiable intangible assets			5,775
Goodwill			3,711
Accounts payable			(185)
Other accrued liabilities			(53)
Total purchase price			$12,329

The following are unaudited pro forma condensed consolidated financial statements of the combined entity as though the business combination had been as of the beginning of our annual reporting period and as of the beginning of the comparable annual reporting period.  The twelve month period ended December 31, 2011 represents our actual condensed consolidated financial statement and is presented for comparability purposes (in thousands, except per share amounts).

	Year Ended December 31,
	2011	2010	2009
Total revenues	$104,601	$94,134	$81,163
Total net expenses	106,092	98,296	93,965
Loss before income taxes	(1,491)	(4,162)	(12,802)
Income tax provision	158	121	(308)
Net loss	$(1,649)	$(4,283)	$(12,422)
Net loss per share — basic and diluted	$(0.07)	$(0.19)	$(0.54)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(1,649)	$(4,602)	$(13,925)

Denominator:
Basic weighted average shares outstanding	23,252	23,024	23,093
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	23,252	23,024	23,093

Net income (loss) per share:
Basic	$(0.07)	$(0.20)	$(0.60)
Diluted	$(0.07)	$(0.20)	$(0.60)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 3,866,000, 5,500,000 and 4,828,000 shares as of December 31, 2011, 2010 and 2009, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth inventory by major classes:

	December 31,
	2011	2010
	(in thousands)
Components	$565	$306
Finished goods	829	681
Total inventory	$1,394	$987

Note 6.    Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2011	2010
	(in thousands)
Leasehold improvements	$7,687	$7,687
Computer hardware and software	18,286	15,876
Office equipment and furniture	3,200	2,997
Leased computers and office equipment	680	674
Assets not yet placed in service	565	1,374
	30,418	28,608
Accumulated depreciation and amortization	(21,145)	(17,257)
Property and equipment, net	$9,273	$11,351

Depreciation and amortization expense related to property and equipment was $4,120,000, $3,983,000 and $4,427,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. There were no impairment charges related to goodwill or indefinite-lived intangible assets as of December 31, 2011.  We performed our annual impairment test as of April 30, 2011.  Goodwill was assessed at the reporting unit level for hardware products which is one level below our reportable segment level.  We determined the fair value of the reporting unit based on a discounted cash flow model and a guideline transaction model.  Under both models the estimated fair value of the reporting unit exceeded its carrying value by a substantial margin.  Goodwill is assigned to our products reporting segment and we expect the full balance of goodwill to be tax deductible for tax purposes. In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered infinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets as of (in thousands):

	December 31,
	2011	2010
Goodwill acquired	$3,711	$3,711
In-process research and development	332	1,015
Total	$4,043	$4,726

In May 2010, the Company acquired certain of the assets of Tableau resulting in acquired intangible assets. With the exception of customer relationships, which is amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful life as noted in Note 3 above.

Amortization expense for intangible assets with finite lives was $1.3 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of: (in thousands):

	Year Ended December 31,
	2011			2010
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$1,100	$(181)	$919	$1,100	$(71)	$1,029
Existing and developed technology	1,968	(1,260)	708	1,285	(393)	892
Customer relationships	575	(283)	292	575	(137)	438
Trade names	1,800	(297)	1,503	1,800	(116)	1,684
Total	$5,443	$(2,021)	$3,422	$4,760	$(717)	$4,043

The following table summarizes the estimated remaining amortization expense through the year 2016 and thereafter (in thousands):

Year ending	Amortization Expense
2012	$755
2013	522
2014	460
2015	355
2016	326
Thereafter	1,004
Total amortization expense	$3,422

Note 8.    Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(3)	$—	$(419)
State	27	29	31
Foreign	40	31	8
	64	60	(380)
Deferred:
Federal	84	54	—
State	10	7	—
	94	61	—
	$158	$121	$(380)

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Federal income tax benefit at statutory rate	$(507)	$(1,523)	$(4,864)
State income taxes, net of federal benefit	(295)	(300)	(733)
Foreign income taxes, net of federal benefit	40	20	(26)
Nondeductible share-based compensation	272	656	1,002
Change in valuation allowance affecting income tax expense	994	1,510	4,582
Research and development tax credits	(478)	(356)	(367)
Nondeductible meal and entertainment expense	108	109	97
Other, net	24	5	(71)
	$158	$121	$(380)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,700	$1,413
Deferred revenues	1,594	2,071
Share-based compensation	3,328	3,473
Tax credits	3,290	2,201
Net operating losses	5,080	4,816
Intangible assets	649	284
Total deferred tax assets	15,641	14,258
Deferred tax liabilities:
Goodwill	(155)	(61)
Depreciable assets	(1,189)	(800)
Net deferred tax assets prior to valuation allowance	14,297	13,397
Valuation allowance	(14,452)	(13,458)
Net deferred tax liabilities	$(155)	$(61)

The valuation allowance at December 31, 2011 is $14.4 million. We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.  A cumulative taxable loss in recent years makes it more difficult for us to realize our deferred tax assets. We have had three years of cumulative U.S. tax losses and can no longer rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets. As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

At December 31, 2011, we have federal and state research and development tax credit carryforwards of approximately $1.9  million and $2.1 million, respectively. The federal tax credits begin to expire in 2026. The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2011, our federal and state net operating loss carryforwards for income tax purposes are approximately $13.5 million and $11.0 million, respectively, which expire through 2031.

We file income tax returns with the Internal Revenue Service, and the taxing authorities of various state and foreign jurisdictions. We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. A reconciliation of our total unrecognized tax benefits at December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	$297	$—	$13
Additions based on tax positions in the current period	148	297	—
Additions based on tax positions in prior periods	—	—	—
Reductions based on tax positions in prior periods	—	—	—
Settlements	—	—	—
Expiration of statutes	—	—	(13)
Balance at end of year	$445	$297	$—

Our unrecognized tax benefit as of December 31, 2011 is $0.4 million. We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for tax years 2008 through 2010 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our consolidated balance sheets. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate. Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Amounts accrued or paid for interest and penalties were insignificant in 2011, 2010 and 2009.

Note 9.    Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. At December 31, 2011, there were no amounts outstanding under this line of credit. The line requires that we maintain certain financial covenants and in March 2010, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and to decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%.  At December 31, 2011, we were in compliance with the covenants associated with the revolving line of credit.

As of December 31, 2011, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases, secured by the revolving line of credit. There were no amounts outstanding under this line of credit at December 31, 2011 or 2010.

Note 10.    Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases (Note 11).

Note 11.    Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2016. The Company also subleases certain facilities under non-cancellable operating leases. The present value of the remaining future minimum lease payments under capital leases is recorded in the consolidated balance sheets. The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Net Future Minimum Lease Payments
2012	$62	$3,756	$3,818
2013	36	3,048	3,084
2014	22	827	849
2015	—	674	674
2016	—	—	—
Thereafter	—	—	—
Total	$120	$8,305	$8,425
Less amounts representing interest (2.5%—8.0%)	(6)
	$114

Rent expense related to operating leases for 2011, 2010 and 2009 was approximately $3,429,000, $3,650,000 and $3,827,000, respectively. As of December 31, 2011 and 2010, we did not have sublease rental income. Sublease rental income was approximately $131,000 in 2009. Substantially all of the capital leases and one operating lease are guaranteed by certain stockholders of the Company.

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

At December 31, 2011, approximately 977,000 shares remain available for grant as options or restricted stock awards under the Second Amended and Restated Plan.

Stock Options

The terms of the options granted under the Second Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	4,141,000	$9.11	7.6	$152,000
Granted	269,000	4.01
Exercised	(27,000)	4.34
Forfeited or expired	(598,000)	9.72

Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000
Granted	327,000	5.42
Exercised	(95,000)	4.63
Forfeited or expired	(378,000)	9.74

Outstanding, December 31, 2010	3,639,000	$8.37	6.1	$4,432,000
Granted	4,000	6.92
Exercised	(99,000)	4.57
Forfeited or expired	(167,000)	10.15

Outstanding, December 31, 2011	3,377,000	$8.39	5.1	$2,884,000

Exercisable, December 31, 2011	2,478,000	$7.94	4.5	$2,320,000

We define in-the-money options at December 31, 2011 as options that had exercise prices that were lower than the $6.48 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,708,000 options that were in-the-money at that date, of which 1,369,000 were exercisable. The total intrinsic value of stock options exercised, determined as of the date of exercise, was $315,000, $104,000 and $32,000 during the years 2011, 2010 and 2009, respectively.

The following summarizes information about options unvested at December 31, 2011 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options expected to vest	856,000	$9.87	6.6	$499,000

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2008	756,000	$10.76
Granted	604,000	4.33
Vested and issued	(168,000)	10.76
Forfeited	(149,000)	9.05

Outstanding, December 31, 2009	1,043,000	7.27
Granted	1,280,000	5.75
Vested and issued	(272,000)	7.56
Forfeited	(190,000)	6.59

Outstanding, December 31, 2010	1,861,000	6.25
Granted	1,165,000	6.76
Vested and issued	(658,000)	7.39
Forfeited	(458,000)	6.29

Outstanding, December 31, 2011	1,910,000	$6.16

The total grant date fair value of shares vested under such grants during 2011, 2010 and 2009 was $4,866,000, $2,053,000, and $1,809,000, respectively.

Note 13.    Share-Based Compensation

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

The fair values of awards granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.40%	2.86%	2.26%
Dividend yield	—%	—%	—%
Expected life (years)	6.25	6.25	6.25
Volatility	65.5%	56.2%	60.9%
Weighted average grant date fair value	$4.27	$3.04	$2.38

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

The following table summarizes the share-based compensation expense we recorded:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Stock option awards	$1,256	$1,856	$3,475
Restricted stock awards	4,276	3,331	2,468
Share-based compensation expense	$5,532	$5,187	$5,943

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of product revenue	$82	$54	$23
Cost of services and maintenance revenue	898	847	1,098
Selling and marketing	1,613	1,601	1,992
Research and development	1,373	1,192	1,320
General and administrative	1,566	1,493	1,510
Total non-cash share-based compensation	$5,532	$5,187	$5,943

As of December 31, 2011, there was approximately $0.6 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.9 years and approximately $9.4 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $3.9 million in share-based compensation in 2012 related to options and restricted stock awards outstanding at December 31, 2011.

Note 14.    Other Employee Benefit Plans

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 15% of their semi-monthly earnings, up to the maximum limit set by the IRS each year. We match $0.50 on each dollar up to 6% of the employee’s semi-monthly contribution. Additionally, the Company may make discretionary contributions to the Plan regardless of profitability. In 2010, we reinstated the Company matching contribution under the 401(k) plan that was temporarily suspended in July 2009. We recorded contribution related expense of $766,000, $324,000 and $409,000 in the years 2011, 2010 and 2009, respectively.

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

Note 15.    Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2011, we had approximately $3.6 million remaining under this authorization. Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program may be discontinued at any time. During 2011, we repurchased 186,977 shares under this program. Additionally, approximately 204,000 shares that were withheld from employees for personal income tax purposes upon the vesting of restricted stock awards. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

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

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The following table sets forth, by level within the fair value hierarchy, financial assets (we have no financial liabilities) that are accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$—	$—	$—	$—
Money market account	31,636	31,636	—	—
Total cash equivalents	$31,636	$31,636	$—	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
US Treasury Securities	$9,000	$9,000	$—	$—
Money market account	9,587	9,587	—	—
Total cash equivalents	$18,587	$18,587	$—	$—

Note 17.    Contingencies

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.

We intend to defend the MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such other legal proceedings or claims.

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

Note 18.    Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization, reporting of revenue and other performance measures. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. We have four operating segments, as summarized below:

•                          Products segment includes EnCase® Enterprise products and EnCase® Forensic product sales.

•                          Professional services segment performs consulting services and implementations. Consulting services include conducting investigations using our software products.

•                          Training segment provides training classes by which we train our customers to effectively and efficiently use our software products.

•                          Maintenance segment includes maintenance related revenue and costs.

We refer to the revenue generated by our professional services, training and maintenance segments, collectively, as services revenue. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit. The following tables present the results of operations for each operating segment:

	Year Ended December 31, 2011
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$52,345	$15,037	$7,728	$29,491	$104,601
Cost of revenues	5,973	14,179	5,735	2,539	28,426
Segment profit	$46,372	$858	$1,993	$26,952	76,175
Total operating expenses					77,730
Operating loss					$(1,555)

	Year Ended December 31, 2010
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$43,930	$14,609	$7,762	$25,599	$91,900
Cost of revenues	4,937	11,903	5,474	2,497	24,811
Segment profit	$38,993	$2,706	$2,288	$23,102	67,089
Total operating expenses					71,644
Operating loss					$(4,555)

	Year Ended December 31, 2009
	Product	Professional Services	Training	Maintenance & Other	Total
	(in thousands)
Revenues	$34,068	$10,270	$7,793	$22,759	$74,890
Cost of revenues	2,793	10,068	5,465	2,365	20,691
Segment profit	$31,275	$202	$2,328	$20,394	54,199
Total operating expenses					68,624
Operating loss					$(14,425)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues
US	$84,769	$77,696	$59,324
Europe	12,042	8,304	10,414
Asia	3,406	2,115	1,750
Other	4,384	3,785	3,402
	$104,601	$91,900	$74,890

At December 31, 2011, 2010 and 2009, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $8,838,000, $10,884,000 and $12,273,000, respectively. At December 31, 2011, 2010 and 2009, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $435,000, $467,000 and $562,000, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

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

	(in thousands, except share data)
	Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010(1)	June 30, 2010	Mar. 31, 2010
Total revenues	$29,875	$27,258	$23,891	$23,577	$25,952	$23,847	$22,706	$19,395
Total cost of revenues	6,820	6,812	7,211	7,583	7,445	6,437	6,000	4,929
Gross profit(2)	23,055	20,446	16,680	15,994	18,507	17,410	16,706	14,466
Total operating expenses	20,844	19,929	18,008	18,949	18,931	18,181	17,950	16,582
Operating income (loss)	2,211	517	(1,328)	(2,955)	(424)	(771)	(1,244)	(2,116)
Total other income and expense	25	20	13	6	9	12	18	35
Income (loss) before income taxes	2,236	537	(1,315)	(2,949)	(415)	(759)	(1,226)	(2,081)
Income tax (benefit) provision	(21)	25	58	96	31	4	37	49
Net income (loss)	$2,257	$512	$(1,373)	$(3,045)	$(446)	$(763)	$(1,263)	$(2,130)
Net income (loss) per common share:
Basic	$0.10	$0.02	$(0.06)	$(0.13)	$(0.02)	$(0.03)	$(0.05)	$(0.09)
Diluted	$0.09	$0.02	$(0.06)	$(0.13)	$(0.02)	$(0.03)	$(0.05)	$(0.09)
Weighted average shares outstanding used in the calculation of net income (loss) per common share:
Basic	23,361	23,355	23,248	23,041	22,949	23,036	23,094	23,016
Diluted	24,265	24,501	23,248	23,041	22,949	23,036	23,094	23,016

(1)          The Company recorded out-of-period adjustments in the third quarter of 2010. The impacts of such adjustments are more fully discussed in Note 2 under “Prior Period Adjustments.”

(2)          Excluding amortization and depreciation.

Note 20.    Subsequent Event

On February 7, 2012, the company signed a definitive agreement to acquire CaseCentral, a privately held e-discovery leader for cloud-based review and production software for corporations and law firms, for $17.1 million, consisting of $8.3 million in cash, $8.3 million in company common stock and the assumption of $0.5 million in debt, net of cash.  Depending on CaseCentral’s SaaS revenue growth, Guidance Software may pay up to an additional $33 million in cash over the next three years. The transaction is subject to customary conditions and is expected to close during the first quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2012

Guidance Software, Inc.

	By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VICTOR T. LIMONGELLI	President, Chief Executive Officer and Director	February 16, 2012
Victor T. Limongelli	(Principal Executive Officer)

/s/ BARRY J. PLAGA	Chief Financial Officer (Principal Financial	February 16, 2012
Barry J. Plaga	Officer)

/s/ RASMUS VAN DER COLFF	Chief Accounting Officer (Principal Accounting	February 16, 2012
Rasmus Van Der Colff	Officer)

/s/ SHAWN MCCREIGHT	Chairman and Chief Technology Officer	February 16, 2012
Shawn McCreight

/s/ KATHLEEN O’NEIL	Director	February 16, 2012
Kathleen O’Neil

/s/ MARSHALL S. GELLER	Director	February 16, 2012
Marshall S. Geller

/s/ JEFF LAWRENCE	Director	February 16, 2012
Jeff Lawrence

/s/ STEPHEN C. RICHARDS	Director	February 16, 2012
Stephen C. Richards

/s/ ROBERT G. VAN SCHOONENBERG	Director	February 16, 2012
Robert G. van Schoonenberg

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2009	$1,641	$(252)	$—	$(389)	$1,000
Year ended December 31, 2010	$1,000	$(48)	$—	$(394)	$558
Year ended December 31, 2011	$558	$—	$—	$(38)	$520

Deferred tax asset valuation allowance:
Year ended December 31, 2009	$7,501	$4,447	—	—	$11,948
Year ended December 31, 2010	$11,948	$1,510	—	—	$13,458
Year ended December 31, 2011	$13,458	$994	—	—	$14,452

II-1