Form 10-Q
period 2012-03-31
Guidance Software, Inc.
filed 2012-05-15
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 14, 2012, there were approximately 24,855,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,071	$37,048
Trade receivables, net of allowance for doubtful accounts of $629 and $520, respectively	20,007	19,505
Inventory	1,520	1,394
Prepaid expenses and other current assets	3,753	2,209
Total current assets	51,351	60,156

Long-term assets:
Property and equipment, net	10,008	9,273
Intangible assets, net	17,105	3,754
Goodwill, net	16,018	3,711
Other assets	512	434
Total long-term assets	43,643	17,172

Total assets	$94,994	$77,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,675	$2,895
Accrued liabilities	11,269	9,774
Capital lease obligations	546	58
Deferred revenues	37,021	33,630
Total current liabilities	52,511	46,357

Long-term liabilities:
Rent incentives	535	498
Capital lease obligations	409	55
Deferred revenues	5,732	5,952
Contingent earn-out, net of current portion	3,189	—
Deferred tax liabilities	232	155
Total long-term liabilities	10,097	6,660

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,954,000 and 24,631,000 shares issued, respectively; and 24,597,000 and 23,342,000 shares outstanding, respectively	25	23
Additional paid-in capital	86,598	74,297
Treasury stock, at cost, 1,358,000 and 1,288,000 shares, respectively	(7,222)	(6,594)
Accumulated deficit	(47,015)	(43,415)
Total stockholders’ equity	32,386	24,311

Total liabilities and stockholders’ equity	$94,994	$77,328

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenue	$10,509	$9,554
Subscription revenue	1,225	—
Services and maintenance revenue	14,285	14,023
Total revenues	26,019	23,577

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,683	1,285
Cost of subscription revenue	586	—
Cost of services and maintenance revenue	5,450	6,298
Total cost of revenues (excluding amortization and depreciation, shown below)	7,719	7,583

Operating expenses:
Selling and marketing	8,637	8,129
Research and development	5,290	4,772
General and administrative	6,220	4,807
Depreciation and amortization	1,626	1,241
Total operating expenses	21,773	18,949

Operating income (loss)	(3,473)	(2,955)

Other income and expense:
Interest income	14	9
Interest expense	(13)	(4)
Other income, net	6	1
Total other income and expense	7	6

Income (loss) before income taxes	(3,466)	(2,949)
Income tax provision	134	96

Net income (loss)	$(3,600)	$(3,045)

Net income (loss) per share:
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)

Weighted average number of shares used in per share calculation:
Basic	23,854	23,041
Diluted	23,854	23,041

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(3,600)	$(3,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,626	1,241
Share-based compensation	1,297	1,554
Deferred taxes	77	70
Loss on disposal of assets	18	—
Changes in operating assets and liabilities:
Trade receivables	2,570	(518)
Inventory	(126)	65
Prepaid expenses and other assets	(632)	(155)
Accounts payable	377	(101)
Accrued liabilities	(3,147)	(795)
Deferred revenues	(129)	457
Net cash used in operating activities	(1,669)	(1,227)

Investing Activities:
Purchase of property and equipment	(571)	(945)
Acquisition, net of cash acquired	(9,528)	—
Net cash used in investing activities	(10,099)	(945)

Financing Activities:
Proceeds from the exercise of stock options	1,507	101
Common stock repurchased or withheld	(628)	(349)
Principal payments on capital lease obligations	(88)	(21)
Net cash provided by (used in) financing activities	791	(269)

Net decrease in cash and cash equivalents	(10,977)	(2,441)
Cash and cash equivalents, beginning of period	37,048	27,621
Cash and cash equivalents, end of period	$26,071	$25,180

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$13	$2
Income taxes	$—	$3

Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$233	$150
Contingent consideration included in the purchase price of acquisition	$5,100	$—
849,554 shares of common stock issued as part of the purchase price of acquisition	$9,498	$—

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is the leading global provider of digital investigative solutions.  Our EnCase® platform provides an investigative infrastructure that enables our customers to search, collect and analyze electronically stored information in order to address human resources matters, litigation matters, allegations of fraud, suspicious network endpoint activity and defend their organization’s data assets.

Our main products and services are:

EnCase®Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location.  It also serves as a platform on which more powerful electronic discovery and cybersecurity products, described below, are built;

EnCase® eDiscovery, which automates the search, collection preservation and processing of electronically stored information for litigation and compliance purposes;

EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and risk mitigation by wiping sensitive data from unauthorized locations;

EnCase® Forensic, a desktop-based product primarily used by law enforcement, government agencies, and consultancies, for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings;

Tableau ™, a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware; and

CaseCentral®, cloud-based document review and production software-as-a-service for corporations and law firms.

In addition, we complement these offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2012. The operating results for the three-month period ended March 31, 2012 and cash flows for the three-month period ended March 31, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2012 and our results of operations and cash flows for the three months ended March 31, 2012 and 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the December 31, 2011 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Cash and Cash Equivalents

We invest cash in excess of our daily operating needs in money market funds and highly liquid debt instruments of the US government and its agencies. Highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturities of these instruments. Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our capital lease obligations also approximate fair value.

Trade Receivables

Trade receivables are carried at original invoice amount less an allowance for doubtful accounts. The allowance is established through a provision for bad debt expense, which is included in general and administrative expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history and current economic conditions. In addition, we analyze our historical credit loss history and apply these loss rates to our current accounts receivable balances to verify the reasonableness of our allowance. Trade receivables are written off when deemed uncollectible. A trade receivable is generally considered past due if any portion of the receivable balance is outstanding for more than 30 days unless alternate terms are provided.

Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. We conduct quarterly inventory reviews for obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value.

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. Accordingly, these can be affected by certain performance measurements and other factors over time, which may cause final amounts to differ materially from original estimates. We adjust the preliminary purchase price allocation, as necessary, up to periods of one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.  We refer to this preliminary purchase price allocation period as the measurement period.

Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.  Acquisition related costs are recognized separately from the acquisition and are expensed as incurred.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. For the annual goodwill impairment test, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is not the case, goodwill is not impaired and no further steps are required.  If the Company elects not to first perform the qualitative assessment option, or it performs such assessment and determines that the fair value of a reporting unit is less than its carrying amount, it is required to perform a two-step test at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying value of an indefinite-lived intangible asset exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings. At March 31, 2012, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $25.2 million as of March 31, 2012.  At March 31, 2012, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral in February of 2012, we now have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT professionals in the use of our software products, which we collectively refer to as services revenue.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenue.

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition),  Software Industry-Revenue Recognition topic (ASC 985-605) and Revenue Recognition (ASC 605).  While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, subscription, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

When arrangements involve multiple elements that qualify as separate units of accounting, the consideration is allocated at inception of the arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes:  1) vendor-specific objective evidence of fair value (“VSOE”), if available, 2) third-party evidence (“TPE”) if VSOE is not available, or 3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

•                  VSOE.  VSOE is determined based on its historical pricing and discounting practices for the specific product or service when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

•                  TPE.  When VSOE cannot be established for deliverables in a multiple element arrangement, judgment is applied with respect to whether we can establish a selling price based on TPE.  TPE is determined based on competitor prices for similar deliverables when sold separately.  Generally, our go-to-market strategy differs from our peers and our offerings contain a significant level of differentiation such that comparable pricing of services with similar functionality has not been obtained.  Furthermore, we have been unable to reliably determine selling prices of similar competitive services on a stand-alone basis.  As a result, we have not been able to establish selling prices based on TPE.

•                  BESP.  When VSOE or TPE is unable to be established, we use BESP in our allocation of arrangement consideration.  The objective of BESP is to determine the price at which we would transact a sale if the service was sold on a stand-alone basis.  We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

We have established VSOE for our proprietary products and services, but have not established VSOE or TPE for our subscription services or usage-based fee arrangements and therefore we use BESP to allocate the selling price to subscription services and usage-based fee deliverables.

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

•                          Hardware: Revenue associated with the sale of forensic hardware is recognized upon shipment to the customers which include certain resellers, provided that all other criteria for revenue recognition have been met.

Subscription revenue.  Customers pay subscription fees to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscription fees on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, that are determined monthly, are recognized when incurred.

Services and Maintenance Revenue. The majority of our consulting and implementation services are performed under per hour, or fixed fee arrangements. Revenue from such services is recognized as the services are provided or upon expiration of the contractual service period.

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

•                          Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we have a reasonable basis to expect that a customer will pay amounts due under an arrangement as they become due.

Recent Accounting Pronouncements

Accounting standards updates effective after March 31, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 3. Business Combination

On February 21, 2012, we acquired CaseCentral Inc. (“CaseCentral”), a privately held cloud-based document review and production software-as-a-service (“SAAS”) provider for an aggregate purchase price of approximately $25.5 million, consisting of $9.5 million in cash (net of $1.4 million in cash acquired), $9.5 million of our common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, and contingent consideration which had a fair value of $5.1 million as of the closing date of the transaction. Depending on CaseCentral’s SaaS revenue over the next three years, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholders over the next three 12-month periods starting April 1, 2012.  The estimated fair value of the contingent consideration is determined as described in Note 12.  We incurred $2.0 million in acquisition-related costs in the quarter ended March 31, 2012 which were expensed as incurred and included in general and administrative expenses.

We acquired CaseCentral to extend our market leadership by delivering a complete and integrated platform solving the e-discovery needs of corporate and government customers. The CaseCentral acquisition closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s condensed consolidated financial statements subsequent to such date.  CaseCentral’s revenues, expenses and net income included in the Condensed Consolidated Statements of Operations from the acquisition date through March 31, 2012 were approximately $2.0 million in revenue and $2.0 million in expenses resulting in no net income.

The assets and liabilities of CaseCentral have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets has been recorded as goodwill. The fair value of net tangible assets other than deferred revenue approximate their carrying values on the date of acquisition.  The fair value assigned to deferred revenue was determined based on estimated costs to fulfill the underlying service obligation. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.  The acquisition transaction was a stock purchase in which the income tax attributes of CaseCentral carried over to the Company.  The estimated deferred income tax attributes of CaseCentral, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset.  Given CaseCentral’s history of reporting net losses, our management concluded that realization of the net deferred income tax asset acquired is not likely and therefore a valuation allowance was established to offset the entire net deferred income tax asset.  As a result, deferred income taxes are not reflected in the table below.  The goodwill recognized for CaseCentral is attributable to intangible assets acquired that do not qualify for separate recognition, expected synergies that are projected to increase revenue and profits and an assembled workforce. The CaseCentral goodwill is assigned to our subscription reporting segment and is not tax deductible.

The Company’s allocation of the purchase price is preliminary as the amounts related to contingent consideration, identifiable intangible assets, deferred revenue, and the effects of income taxes resulting from the transaction, are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date.  The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

	Weighted Average Estimated Useful Life		Fair Market Values
Cash and cash equivalents			$1,400
Accounts receivable			3,072
Prepaids & other assets			990
Fixed assets			1,101
Identifiable intangible assets:
Core & developed technology	7	$7,500
Customer relationships	10	5,600
Trade names	3	600
Covenant not-to-compete	5	200
Total identifiable intangible assets			13,900
Goodwill			12,307
Accounts payable and accrued expenses			(3,015)
Capital lease obligations			(929)
Deferred revenue			(3,300)
Total purchase price			$25,526

The following are the unaudited pro forma condensed consolidated financial statements of the combined entity for the three-months ended March 31, 2012 and 2011 as though the business combination had been as of the beginning of the comparable prior reporting period (in thousands, except per share amounts).

	Three Months Ended March 31,
	2012	2011
Total revenues	$28,690	$28,719
Total net expenses	33,980	31,502
Loss before income taxes	(5,290)	(2,783)
Income tax provision	134	97
Net loss	$(5,424)	$(2,880)

Net loss per share — basic and diluted	$(0.23)	$(0.12)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss)	$(3,600)	$(3,045)

Denominator:
Basic weighted average shares outstanding	23,854	23,041
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	23,854	23,041

Net income (loss) per share:
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,829,000 and 2,227,000 shares as of March 31, 2012 and 2011, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Inventory:
Components	$571	$565
Finished goods	949	829
Total inventory	$1,520	$1,394

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there has been no impairment charges related to such assets through March 31, 2012.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription segment will not be deductible for tax purposes.  The following table summarizes how goodwill is assigned to our reporting segments (in thousands):

	Products	Subscription	Services	Maintenance	Total
Goodwill balance, December 31, 2011	$3,711	$—	$—	$—	$3,711
Additions	—	12,307	—	—	12,307

Goodwill balance, March 31, 2012	$3,711	$12,307	$—	$—	$16,018

In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered indefinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The following table summarizes goodwill and indefinite-lived intangible assets (in thousands):

	Goodwill	In-Process Research and Development	Total
Balance, December 31, 2011	$3,711	$332	$4,043
Additions	12,307	—	12,307
Balance, March 31, 2012	$16,018	$332	$16,350

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful lives as noted in Note 3 above.

Amortization expense for intangible assets with finite lives was $0.5 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization (in thousands):

	March 31, 2012			December 31, 2011
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$8,600	$(324)	$8,276	$1,100	$(181)	$919
Existing and developed technology	1,968	(1,449)	519	1,968	(1,260)	708
Customer relationships	6,175	(430)	5,745	575	(283)	292
Trade names	2,400	(363)	2,037	1,800	(297)	1,503
Covenant not-to-compete	200	(4)	196	—	—	—
Total	$19,343	$(2,570)	$16,773	$5,443	$(2,021)	$3,422

The following table summarizes the estimated remaining amortization expense through 2016 and thereafter (in thousands):

Year ending	Amortization Expense
2012	$2,222
2013	2,698
2014	2,478
2015	2,072
2016	1,910
Thereafter	5,393
Total amortization expense	$16,773

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 69,000 common shares for the three months ended March 31, 2012 from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2011, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. We are currently in negotiations with our bank to extend the expiration date of the line of credit. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. As of March 31, 2012, there were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit.

As of March 31, 2012, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, both secured by the revolving line of credit. There were no amounts outstanding under this line of credit at March 31, 2012 or December 31, 2011.

Note 9. Equity Incentive Plan

At our 2012 Annual Meeting of Stockholders, our stockholders approved the Second Amendment to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Second Amendment amended the Plan to:  increase the aggregate number of shares of our common stock available for awards under the Plan by an additional 2,500,000 shares from 9,088,313 shares to a total of 11,588,313 shares;  prohibits the re-pricing of stock options and the cancellation of underwater options in exchange for cash payments or other awards, without the approval of our stockholders; provides that shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will count against the limit of shares available for awards under the Plan; and to modify the initial and annual equity award grants to our non-employee directors.  Our Board of Directors approved the Second Amendment in March 2012, subject to approval by our stockholders at our 2012 Annual Meeting of Stockholders.  At March 31, 2012, approximately 219,000 shares were available for grant as options or nonvested share awards under the Plan.

The Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan originally became effective on November 10, 2006 and was amended on March 17, 2008 and February 13, 2009 to provide for certain annual equity award grants to non-employee members of the Company’s Board of Directors.  At the Company’s 2008 Annual Meeting of Stockholders the stockholders approved an amendment to the First Amended and Restated Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009.  On April 22, 2010, the stockholders approved the Plan which amended and restated the First Amended and Restated 2004 Equity Incentive Plan.  The Plan was amended on April 22, 2010 by the First Amendment thereto to modify the vesting schedule of the grants of annual restricted stock to non-employee directors.

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,377,000	$8.39	5.1	$2,884,000
Granted	—	$—
Exercised	(286,000)	$5.27
Forfeited or expired	(36,000)	$11.79
Outstanding, March 31, 2012	3,055,000	$8.64	4.96	$9,276,000

Exercisable, March 31, 2012	2,281,000	$8.14	4.49	$7,685,000

We define in-the-money options at March 31, 2012 as options that had exercise prices that were lower than the $11.05 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2012 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,946,000 shares that were in-the-money at that date, of which 1,672,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2011	1,910,000	$6.16
Granted	854,000	9.47
Vested	(188,000)	6.39
Forfeited	(60,000)	8.36
Outstanding, March 31, 2012	2,516,000	$7.21

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2012 was $1,203,000.

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

The fair values of awards granted under the Second Amended and Restated Plan were estimated at the date of grant and the following weighted average assumptions (no grants have been issued since January 2011):

Three Months Ended March 31,
2011
Risk-free interest rate	2.4%
Dividend yield	—%
Expected life (years)	6.25
Volatility	65.5%
Weighted average grant date fair value	$4.27

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero as we have no intention of paying any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.  The expected term (life) of all stock option awards has been calculated using the weighted average expected life of each tranche of stock options, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration because, due to the limited time our common stock has been publicly traded, we lack sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock option awards	$116	$433
Restricted stock awards	1,181	1,121
Share-based compensation expense	$1,297	$1,554

As of March 31, 2012, there was approximately $0.8 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.8 years and approximately $19.8 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.3 years. We expect to record approximately $4.2 million in share-based compensation for the remainder of fiscal year 2012 related to stock options and restricted stock awards outstanding at March 31, 2012.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2012, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

Management’s judgment is required in assessing the realizability of future deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. Likewise, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. We have assumed the historical tax basis of all assets and liabilities, including net deferred tax assets and valuation allowance in our acquisition of CaseCentral.  Deferred taxes have been considered for the difference between fair market value measurement and historical tax basis of the underlying assets and liabilities.   We have adjusted our acquired deferred tax assets and valuation allowance by deferred tax liabilities identified in purchase accounting.  We do not expect any changes to our existing valuation allowance as a result of the business combination.

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2011, our liability for uncertain tax positions was $0.4 million and the balance was unchanged at March 31, 2012. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2008 through 2010 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$19,008	$19,008	$—	$—
Total assets	$19,008	$19,008	—	—
Liabilities:
Acquisition contingent consideration earn-out	5,100	—	—	5,100
Total liabilities	$5,100	$—	$—	$5,100

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market account	31,636	31,636	—	—
Total assets	$31,636	$31,636	$—	$—

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS revenue thresholds are exceeded achieved during the three 12-month periods starting April 1, 2012.  The fair value of this contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration is classified within Level 3, as described above.

In connection with estimating the fair value of the contingent consideration, the Company developed various scenarios (base case, downside case, and upside case) and weighted each case according to the probability of occurrence. The probabilities ranged from 20 percent to 50 percent, with the most significant weighting given to the base case at 50 percent. These scenarios were developed based on the expected financial performance of CaseCentral, with SaaS revenue growth rates being a primary input in the calculation. An increase or decrease in the probability of achievement of any of the scenarios could result in a significant increase or decrease to the estimated fair value.

The fair value will be reviewed quarterly based on the financial performance of the most recently completed fiscal quarter. An analysis will also be performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation will be updated for the latest information available.

The significant assumptions that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

The liabilities for the contingent consideration were established at the time of the consummation of the CaseCentral acquisition and will be evaluated at each reporting period.  The current liability is included in the Condensed Consolidated Balance Sheets in accrued liabilities and the non-current portion is included in contingent earn-out, net of current portion.

The fair value of the contingent consideration did not change during the period from February 21, 2012, the closing date of the acquisition to, March 31, 2012.

Note 13. Contingencies

Legal Matters

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleges that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC, (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  In April and May 2012, the ITC denied the summary disposition motions of all parties and scheduled a trial date for August 2012.

On March 19, 2012, Lone Star Document Management, LLC (“Lone Star”) filed a complaint against CaseCentral in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain SaaS applications of CaseCentral, which were acquired by us as a result of our acquisition of CaseCentral, infringe one of Lone Star’s patents relating to systems for proofing and reviewing multiple versions of a document simultaneously and notes or annotations made regarding that document.  The complaint seeks a permanent injunction, compensatory damages, interest, costs and attorneys’ fees.

We intend to defend the MyKey and Lone Star matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Note 14.  Stockholders’ Equity

During the three months ended March 31, 2012, as part of the purchase price of CaseCentral, the Company issued $9.5 million of Company common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, as disclosed in Note 3.  As disclosed in Note 9, during the same period, stock options for 286,000 shares of common stock were exercised at an average price per share of $5.27, resulting in an increase in stockholders’ equity of approximately $1.5 million.  During the three months ended March 31, 2012, 188,000 restricted stock awards vested and as a result, the Company withheld 69,000 shares for tax purposes, which are included in treasury stock, resulting in a decrease to stockholders’ equity of $628,000.  In addition, as disclosed in Note 10, share-based compensation expense for the three months ended March 31, 2012 was $1,297,000.

Note 15.   Related Party Transactions

Certain of our stockholders guarantee substantially all of the obligations due under our capital and operating leases as disclosed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•                  Subscription segment—Includes subscription services for cloud-based document review and production software.  The subscription segment is new as of February 2012 due to our acquisition of CaseCentral.

•                  Services segment—Performs consulting services, implementation and training.

•                  Maintenance segment—Includes maintenance related revenue and costs.

We refer to the revenue generated by our services and maintenance segments, collectively, as services revenue. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit. The following tables present the results of operations for each operating segment:

	Three Months Ended March 31, 2012
	Products	Subscription	Services	Maintenance	Total

Revenues	$10,509	$1,225	$5,648	$8,637	$26,019
Cost of revenues	1,683	586	4,915	535	7,719
Segment profit	$8,826	$639	$733	$8,102	18,300
Total operating expenses					21,773
Operating loss					$(3,473)

	Three Months Ended March 31, 2011
	Products	Subscription	Services	Maintenance	Total

Revenues	$9,554	$—	$7,101	$6,922	$23,577
Cost of revenues	1,285	—	5,741	557	7,583
Segment profit	$8,269	$—	$1,360	$6,365	15,994
Total operating expenses					18,949
Operating loss					$(2,955)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$20,019	$19,805
Europe	3,372	2,275
Asia	826	541
Other	1,802	956
	$26,019	$23,577

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Risk Factors” and in other parts of this Quarterly Report.

Overview

We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of EnCase® Enterprise in 2002, the release of EnCase® eDiscovery in 2005 and the release of  EnCase® Information Assurance in 2006 (which was replaced by EnCase® Cybersecurity in 2009), which expanded our customer base into corporate enterprises and federal government agencies. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau.  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral.

We develop and provide leading software and hardware solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for large corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies.  We anticipate that sales of subscriptions for our cloud-based review and production software, our EnCase® Enterprise products and related services, in particular our EnCase® eDiscovery and EnCase® Cybersecurity solutions, and the sales of our forensic hardware products, will comprise a substantial portion of our future revenues.

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

•                  Information technology budgets. Deployment of our solutions may require substantial capital expenditures by our customers. Budgets for information technology-related capital expenditures at corporations and all levels of government organizations are typically cyclical in nature, with generally higher budgets in times of improving economic conditions and lower budgets in times of economic slowdowns.

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

•                  Seasonality in revenues. We experience seasonality in our revenues, with the third and fourth quarters typically having the highest revenues for the year. We believe that this seasonality results primarily from our customers’ budgeting cycles. The federal government’s budget year ends in the third calendar quarter of the year and a majority of corporate budget years end in the fourth calendar quarter of the year. In addition, our customers also tend to make software purchases near the end of a particular quarter, which tends to make our revenues for a particular quarter unpredictable for a significant portion of that quarter. We expect that this seasonality in our revenues and unpredictability of our revenues within particular quarterly periods will continue for the foreseeable future.

•                  Amount of commercial litigation. Because commercial litigation often involves eDiscovery, an increase in commercial litigation could increase demand for our products and services, while a decrease in commercial litigation could decrease demand.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2012 other than the addition to revenue recognition mentioned below.

With the acquisition of CaseCentral in February 2012, we now also generate revenue from cloud-based document review and production software-as-a-service where customers have the right to access our document review management software via the web; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscriptions on a straight-line basis over the contractual contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

When subscription services and usage-based fee arrangements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration in multiple deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes:  1) vendor-specific objective evidence of fair value (“VSOE”), if available, 2) third-party evidence (“TPE”) if VSOE is not available; or 3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

•                  VSOE.  We determine VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

•                  TPE.  When VSOE cannot be established for deliverables in a multiple element arrangement, we apply judgment with respect to whether we can establish a selling price based on TPE.  TPE is determined based on competitor prices for similar deliverables when sold separately.  Generally, our go-to-market strategy differs from our peers and our offerings contain a significant level of differentiation such that comparable pricing of services with similar functionality has not been able to be obtained.  Furthermore, we have been unable to reliably determine selling prices of similar competitive services on a stand-alone basis.  As a result, we have not been able to establish selling prices based on TPE.

•                  BESP.  When VSOE or TPE is unable to be established, we use BESP in our allocation of arrangement consideration.  The objective of BESP is to determine the price at which we would transact a sale if the service was sold on a stand-alone basis.  We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

We have not established VSOE or TPE for our subscription services or usage-based fee arrangements and therefore we use BESP to allocate the selling price to subscription services and usage-based fee deliverables.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenue	40.4%	40.5%
Subscription revenue	4.7	—
Services and maintenance revenue	54.9	59.5
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	6.5	5.4
Cost of subscription revenue	2.3	—
Cost of services and maintenance revenue	20.9	26.7
Total cost of revenues	29.7	32.1

Gross profit	70.3	67.9

Operating expenses:
Selling and marketing	33.2	34.5
Research and development	20.3	20.2
General and administrative	23.9	20.4
Depreciation and amortization	6.2	5.3
Total operating expenses	83.6	80.4

Operating loss	(13.3)	(12.5)

Other income and expense:
Interest income	0.0	0.0
Interest expense	0.0	0.0
Other income, net	0.0	0.0
Loss before income taxes	(13.3)	(12.5)
Income tax provision	0.5	0.4
Net loss	(13.8)%	(12.9)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Non-Cash Share-Based Compensation Data(1):
Cost of product revenue	$23	$22
Cost of subscription revenue	22	—
Cost of services and maintenance revenue	216	253
Selling and marketing	377	437
Research and development	290	421
General and administrative	369	421
Total non-cash share-based compensation	$1,297	$1,554

(1)                  Non-cash share-based compensation recorded in the three-month periods ended March 31, 2012 and 2011 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. With our acquisition of CaseCentral in February 2012, we began to generate revenue from cloud-based document review and production software sold as subscription services.  We derive the majority of our revenues from sales of our software products. We sell our software products and services primarily through our direct sales force and in some cases we utilize resellers. We sell our hardware products primarily through resellers.

	Three Months Ended March 31,
(Dollars in thousands)	2012	Change %	2011
Product revenues	$10,509	10%	$9,554

Subscription revenue	1,225	100%	—

Services and maintenance revenues:
Services	5,648	(20)%	7,101
Maintenance	8,637	25%	6,922
Total services and maintenance revenues	14,285	2%	14,023

Total revenues	$26,019	10%	$23,577

Product Revenues

We generate product revenues principally from two product categories: Enterprise and Forensic products. Our Enterprise products include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, Legal Hold, EnCase® Cybersecurity and OEM add-on products. Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable and forensic hardware sales. Our Forensic products also include our Premium License Support Program (“PLSP”) product, which was sold on a subscription basis for a term of one or three years; sales of PLSP ended in June 2011 when we introduced EnCase® Forensic v7.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues for the first quarter of 2012 were $10.5 million, an increase of $1.0 million, or 10%, from $9.6 million for the first quarter of 2011. The increase in product revenues was primarily due to increased demand for version 7 of our Encase® software products.

Subscription Revenues

With our acquisition of CaseCentral in February 2012, we began to generate revenue from cloud-based document review and production software sold as subscription services.  Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscriptions on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, that are determined monthly, are recognized when incurred.

Subscription revenues for the first quarter of 2012 were $1.2 million, compared to none in the first quarter 2011.  We started to earn revenue from cloud-based document review and production software products which we acquired as a result of our acquisition of CaseCentral in February 2012.

Services and Maintenance Revenues

Services and maintenance revenues for the first quarter of 2012 were $14.3 million, an increase of $0.3 million, or 2%, from $14.0 million for the first quarter of 2011.

Services revenues for the first quarter of 2012 were $5.6 million, a decrease of $1.5 million, or 20%, from $7.1 million for the first quarter of 2011. The decrease in services revenues was primarily due to the completion of a significant consulting engagement performed during the first quarter of 2011 partially offset by an increase in professional services revenues due to our acquisition of CaseCentral in February 2012 and an increase of $0.6 million in training revenue in the first quarter of 2012.  Training revenue increased primarily a result of higher demand for training classes related to the new product releases that occurred in 2011 and early 2012.

Maintenance and other revenues for the first quarter of 2012 were $8.6 million, an increase of $1.7 million, or 25%, from $6.9 million for the first quarter of 2011. The increase was primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2012	Change %	2011
Cost of product revenues	$1,683	31%	$1,285

Cost of subscription revenues	586	100%	—

Cost of services and maintenance revenues:
Services	4,915	(14)%	5,741
Maintenance	535	(4)%	557
Total cost of services and maintenance revenues	5,450	(13)%	6,298

Total cost of revenues	$7,719	2%	$7,583
Share-based compensation included above:
Cost of product revenues	$23		$22
Cost of subscription revenues	$22		$—
Cost of services and maintenance revenues	$216		$253

Gross Margin Percentages
Products	84.0%		86.6%
Subscriptions	52.2%		—%
Services and maintenance	61.8%		55.1%
Total	70.3%		67.8%

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

Cost of product revenues for the first quarter of 2012 were $1.7 million, an increase of $0.4 million, or 31%, from $1.3 million for the first quarter of 2011. This increase was primarily a result of an increase in forensic product revenues due to increased sales of the latest versions of our EnCase® software product and higher sales of our forensic hardware products.  Product revenue gross margin decreased slightly to 84.0% in the first quarter of 2012, compared with 86.6% in the first quarter of 2011. The decrease in gross margin percentage was primarily due to an increase in sales of forensic hardware products, which have lower margins.

Cost of Subscription Revenues

The cost of subscription revenues consist principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  Cost of subscription revenues for the first quarter of 2012 were $0.6 million, compared to none in the first quarter of 2011, as the cloud-based document review and production software products did not become a part of our product mix until the consummation of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The costs of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation and related overhead, travel and facilities costs. The cost of maintenance revenues is primarily outsourced, but also includes employee compensation costs for customer technical support and related overhead costs.

Total cost of services and maintenance revenues for the first quarter of 2012 were $5.5 million, a decrease of $0.8 million, or 13%, from $6.3 million in the first quarter of 2011. The decrease was primarily due to lower compensation associated with the lower revenues and lower utilization rates in our professional services organization year-over-year, partially offset by an increase in costs due to the acquisition of CaseCentral in February 2012.  Services and maintenance gross margin for the first quarter of 2012 increased to 61.8%, compared to 55.1% in the first quarter of 2011. The increase in gross margin was primarily a result of the higher mix of higher-margin maintenance revenues versus lower-margin services revenues during the quarter.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2012	Change %	2011
Selling and marketing expenses	$8,637	6%	$8,129
Research and development expenses	$5,290	11%	$4,772
General and administrative expenses	$6,220	29%	$4,807
Depreciation and amortization expenses	$1,626	31%	$1,241

Share-based compensation included above:
Selling and marketing expenses	$377		$437
Research and development expenses	$290		$421
General and administrative expenses	$369		$421

As a percentage of revenue:
Selling and marketing expenses	33.2%		34.5%
Research and development expenses	20.3%		20.2%
General and administrative expenses	23.9%		20.4%
Depreciation and amortization expenses	6.2%		5.3%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We increased the number of selling and marketing personnel we employ to 125 at March 31, 2012, from 120 during the same period in the prior year.

Selling and marketing expenses for the first quarter of 2012 were $8.6 million, an increase of $0.5 million, or 6%, from $8.1 million for the first quarter of 2011. The higher expenses were driven primarily by an increase in headcount and related expenses as a result of the acquisition of CaseCentral in February 2012.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings, we increased the number of research and development personnel that we employ to 118 at March 31, 2012, from 97 during the same period in the prior year.

Research and development expenses for the first quarter of 2012 were $5.3 million, an increase of $0.5 million, or 11%, from $4.8 million for the first quarter of 2011. The higher expenses were driven primarily by an increase in headcount and related expenses as a result of the acquisition of CaseCentral in February 2012.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We increased the number of general and administrative personnel we employ to 70 at March 31, 2012, from 60 during the same period in the prior year.

General and administrative expenses for the first quarter of 2012 were $6.2 million, an increase of $1.4 million, or 29%, from $4.8 million for the first quarter of 2011. The increase in general and administrative expenses was primarily attributable to acquisition related costs of $2.0 million related to the CaseCentral acquisition, legal fees of $0.4 million related to the patent infringement complaints filed in 2011, and increased headcount and related expenses primarily due to the acquisition of CaseCentral, offset by a charge of $1.3 million related to certain state sales tax obligations including related interest penalties that occurred in the first quarter of 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses for the first quarter of 2012 were $1.6 million, an increase of $0.4 million, or 31%, from $1.2 million for the first quarter of 2011, primarily as a result of the amortization of intangibles assets and depreciation expense related to our acquisition of CaseCentral.

Other Income and Expense

Interest income (expense) and other income (expense), net consist of interest earned on cash balances and other miscellaneous income and expense items.  For the first quarter 2012, total other income and expense was approximately $7,000, an increase of $1,000, or 17%, from $6,000 for the same period in the prior year.  The increase relates to a $5,000 increase in interest income, a $5,000 increase in other income, net, offset by a $9,000 decrease in interest expense.

Income Tax Provision

The Company recorded an income tax provision for the first quarter of 2012 of $134,000 as compared to $96,000 for the first quarter of 2011. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate was 4.0%, and 3.3% for three months ended March 31, 2012 and 2011, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges not deductible for tax, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have largely financed our operations from the cash flow generated from the sale of our products and services. As of March 31, 2012, we had $26.1 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately held a provider of cloud-based document review and production software for approximately $25.5 million, consisting of $9.5 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $5.1 million. Depending on CaseCentral’s SaaS revenue over the next three years, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholder over the next three 12-month periods starting April 1, 2012.  We incurred $2.0 million in acquisition-related costs. The transaction closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s condensed consolidated financial statements subsequent to the date of acquisition.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2012 compared with net cash used in operating activities of $1.2 million for the three months ended March 31, 2011.  The increase in net cash used in operating activities for the first quarter of 2012 compared to the same period in the prior year was primarily a result of a decrease in accrued liabilities of $3.1 million for the three months ended March 31, 2012 compared to a decrease of $0.8 million for the same period in 2011, and an increase in prepaid expenses of $0.6 million for the three months ended March 31, 2012 compared to an increase of $0.2 million for the same period in 2011.  These increases in cash used by operations were partially offset by a decrease in trade receivables of $2.6 million for the three months ended March 31, 2012 compared to an increase in trade receivables of $0.5 million for the same period in 2011, and an increase in depreciation and amortization to $1.6 million for the three months ended March 31, 2012 from $1.2 million for the same period in 2011.

Net cash used in investing activities was $10.1 million in the first quarter of 2012 compared with $0.9 million in the first quarter of 2011.  The increase in cash used in investing activities was primarily due to cash used to fund the acquisition of CaseCentral.

Net cash provided by financing activities was $0.8 million for the first quarter of 2012, as compared to cash used in financing activities of $0.3 million during the first quarter of 2011. The change in financing activities was due primarily to an increase of $1.5 million from the proceeds of the exercise of stock options.

We maintain a $3.0 million revolving line of credit with a bank. Borrowings under this line of credit would be collateralized by substantially all our assets. The line of credit requires that we remain in compliance with certain financial covenants and in March 2011, an amendment to the credit agreement was entered into to extend the expiration date to May 31, 2012 and decrease the maximum cumulative net loss permitted under the credit facility to $5.0 million (excluding non-cash share-based compensation) during any one fiscal year. We are currently in negotiations with our bank to extend the expiration date of the line of credit. Borrowings under the amended credit agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 2% or the bank’s LIBOR plus 3%. As of March 31, 2012, there were no amounts outstanding under this line of credit, and we were in compliance with the covenants associated with the revolving line of credit.

As of March 31, 2012, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, both secured by the revolving line of credit. There were no amounts outstanding under this line of credit at March 31, 2012 or December 31, 2011.

Contractual Obligations and Commitments

We have potential cash commitments of up to $33 million in the next three 12-month periods starting April 1, 2012, related to contingent consideration from the CaseCentral acquisition.  We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At March 31, 2012, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2011 was approximately $8.3 million, of which $3.8 million is due during 2012. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Accounting standards updates effective after March 31, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter. In April and May 2012, the ITC denied the summary disposition motions of all parties and scheduled a trial date for August 2012.

On March 19, 2012, Lone Star Document Management, LLC (“Lone Star”) filed a complaint against CaseCentral in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain SaaS applications of CaseCentral, which were acquired by us as a result of our acquisition of CaseCentral, infringe one of Lone Star’s patents relating to systems for proofing and reviewing multiple versions of a document simultaneously and notes or annotations made regarding that document.  The complaint seeks a permanent injunction, compensatory damages, interest, costs and attorneys’ fees.

We intend to defend the MyKey and Lone Star matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such other legal proceedings or claims.

Item 1A.                           Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission on March 2, 2012.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 69,000 common shares for the three months ended March 31, 2012 from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Item 4.                                    Mine Safety Disclosures

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

Dated: May 15, 2012