Form 10-Q
period 2012-06-30
Guidance Software, Inc.
filed 2012-08-03
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of July 30, 2012, there were approximately 24,892,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item  1.                                 Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,917	$37,048
Trade receivables, net of allowance for doubtful accounts of $785 and $520, respectively	19,689	19,505
Inventory	1,961	1,394
Prepaid expenses and other current assets	4,260	2,209
Total current assets	49,827	60,156

Long-term assets:
Property and equipment, net	9,921	9,273
Intangible assets, net	16,308	3,754
Goodwill	16,132	3,711
Other assets	1,231	434
Total long-term assets	43,592	17,172

Total assets	$93,419	$77,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,490	$2,895
Accrued liabilities	14,305	9,774
Capital lease obligations	506	58
Deferred revenues	32,209	33,630
Total current liabilities	50,510	46,357

Long-term liabilities:
Rent incentives	396	498
Capital lease obligations	310	55
Deferred revenues	6,181	5,952
Contingent earn-out, net of current portion	3,189	—
Deferred tax liabilities	251	155
Other long-term liabilities	458	—
Total long-term liabilities	10,785	6,660

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,300,000 and 24,631,000 shares issued, respectively; and 24,879,000 and 23,342,000 shares outstanding, respectively	25	23
Additional paid-in capital	88,469	74,297
Treasury stock, at cost, 1,421,000 and 1,288,000 shares, respectively	(7,792)	(6,594)
Accumulated deficit	(48,578)	(43,415)
Total stockholders’ equity	32,124	24,311

Total liabilities and stockholders’ equity	$93,419	$77,328

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenue	$12,042	$11,186	$22,551	$20,740
Subscription revenue	2,843	—	4,068	—
Services and maintenance revenue	16,183	12,705	30,468	26,728
Total revenues	31,068	23,891	57,087	47,468

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,904	1,625	3,587	2,910
Cost of subscription revenue	1,283	—	1,869	—
Cost of services and maintenance revenue	6,097	5,586	11,547	11,884
Total cost of revenues (excluding amortization and depreciation, shown below)	9,284	7,211	17,003	14,794

Operating expenses:
Selling and marketing	9,914	8,686	18,551	16,815
Research and development	6,294	4,797	11,584	9,569
General and administrative	5,092	3,238	11,312	8,045
Depreciation and amortization	1,964	1,287	3,590	2,528
Total operating expenses	23,264	18,008	45,037	36,957
Operating income (loss)	(1,480)	(1,328)	(4,953)	(4,283)
Other income and expense:
Interest income	8	11	22	20
Interest expense	(25)	(2)	(38)	(5)
Other income, net	9	4	15	4
Total other income and expense	(8)	13	(1)	19
Income (loss) before income taxes	(1,488)	(1,315)	(4,954)	(4,264)
Income tax provision	75	58	209	154
Net income (loss)	$(1,563)	$(1,373)	$(5,163)	$(4,418)

Net income (loss) per share:
Basic	$(0.06)	$(0.06)	$(0.21)	$(0.19)
Diluted	$(0.06)	$(0.06)	$(0.21)	$(0.19)

Weighted average number of shares used in per share calculation:
Basic	24,767	23,248	24,274	23,145
Diluted	24,767	23,248	24,274	23,145

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(5,163)	$(4,418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,590	2,528
Provision for doubtful accounts	100	—
Share-based compensation	2,756	3,035
Deferred taxes	96	101
Loss on disposal of assets	18	—
Changes in operating assets and liabilities:
Trade receivables	2,788	768
Inventory	(567)	82
Prepaid expenses and other assets	(29)	(404)
Accounts payable	(35)	175
Accrued liabilities	(1,164)	(611)
Deferred revenue	(4,492)	421
Net cash (used in) provided by operating activities	(2,102)	1,677

Investing Activities:
Purchase of property and equipment	(1,424)	(1,126)
Acquisition, net of cash acquired	(9,642)	—
Net cash used in investing activities	(11,066)	(1,126)

Financing Activities:
Proceeds from the exercise of stock options	1,919	366
Common stock repurchased or withheld	(1,198)	(794)
Principal payments on capital lease and other obligations	(684)	(40)
Net cash provided by (used in) financing activities	37	(468)
Net (decrease) increase in cash and cash equivalents	(13,131)	83
Cash and cash equivalents, beginning of period	37,048	27,621
Cash and cash equivalents, end of period	$23,917	$27,704

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$36	$2
Income taxes	$47	$33

Non-cash activities:
Purchase of equipment included in accounts payable and accrued expenses	$460	$274

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

EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and perform risk mitigation by wiping sensitive data from unauthorized locations;

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

Tableau ™, a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware; and

CaseCentral®, a cloud-based document review and production software-as-a-service for corporations and law firms.

In addition, we complement these offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2012 and the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2012. The operating results for the three and six month period ended June 30, 2012 and cash flows for the six month period ended June 30, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2012 and our results of operations for the three and six months ended June 30, 2012 and 2011 and our cash flows for the six month period ended June 30, 2012 and 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the December 31, 2011 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Trade Receivables

Trade receivables are carried at original invoice amount less an allowance for doubtful accounts. The allowance is established through a provision for bad debt expense, which is included in general and administrative expenses. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history and current economic conditions. In addition, we analyze our historical credit loss history and apply these loss rates to our current accounts receivable balances to verify the reasonableness of our allowance. Trade receivables are written off when deemed uncollectible. A trade receivable is generally considered past due if any portion of the receivable balance is outstanding for more than 30 days unless alternate terms are provided.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings. At June 30, 2012, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $23.1 million as of June 30, 2012.  At June 30, 2012, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral in February of 2012, we now have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenue.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenue.

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

Recent Accounting Pronouncements

Accounting standards updates effective after June 30, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 3. Business Combination

On February 21, 2012, we acquired CaseCentral Inc. (“CaseCentral”), a privately held cloud-based document review and production software-as-a-service (“SAAS”) provider for an aggregate purchase price of approximately $25.6 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million of our common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, and contingent consideration which had a fair value of $5.1 million as of the closing date of the transaction. Both the issuance of shares valued at $9.5 million and the contingent consideration of $5.1 million are reflected as noncash activities in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2012. Depending on CaseCentral’s SaaS revenue over the next three years, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholders over the three 12-month periods starting April 1, 2012.  The estimated fair value of the contingent consideration is determined as described in Note 12.  We incurred $2.2 million in acquisition-related costs during the six months ended June 30, 2012 which were expensed as incurred and included in general and administrative expenses.

We acquired CaseCentral to extend our market leadership by delivering a complete and integrated platform solving the e-discovery needs of corporate and government customers. The CaseCentral acquisition closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s condensed consolidated financial statements subsequent to such date.  CaseCentral’s revenues, expenses and net income included in the Condensed Consolidated Statements of Operations from the acquisition date through June 30, 2012 were as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$4,219	$6,043
Expense	4,944	7,161
Net income (loss)	$(725)	$(1,118)

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

The Company’s allocation of the purchase price is preliminary as the amounts related to contingent consideration, identifiable intangible assets, deferred revenue, and the effects of income taxes resulting from the transaction, are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date.  During the quarter ended June 30, 2012, the Company adjusted CaseCentral’s purchase price allocation.  The adjustment was to recognize the final working capital adjustment according to the terms of the original agreement.  The adjustment was not material and had no impact on the condensed consolidated statement of operations; accordingly it is not presented retrospectively.  The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

	Weighted Average Estimated Useful Life		Fair Market Values
Cash and cash equivalents			$1,400
Accounts receivable			3,072
Prepaids & other assets			990
Property and equipment			1,101
Identifiable intangible assets:
Core & developed technology	7	$7,500
Customer relationships	10	5,600
Trade name	3	600
Covenant not-to compete	5	200
Total identifiable intangible assets			13,900
Goodwill			12,421
Accounts payable and accrued expenses			(3,015)
Capital lease obligations			(929)
Deferred revenue			(3,300)
Total purchase price			$25,640

The following are the unaudited pro forma condensed consolidated financial statements of the combined entity for the three and six months ended June 30, 2012 and 2011 assuming the business combination had occurred on January 1, 2012 and January 1, 2011, respectively (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$31,068	$28,554	$59,759	$57,273
Total net expenses	32,556	30,319	66,617	61,822
Loss before income taxes	(1,488)	(1,765)	(6,858)	(4,549)
Income tax provision	75	58	209	155
Net loss	$(1,563)	$(1,823)	$(7,067)	$(4,704)
Net loss per share — basic and diluted	$(0.06)	$(0.08)	$(0.29)	$(0.20)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(1,563)	$(1,373)	$(5,163)	$(4,418)
Denominator:
Basic weighted average shares outstanding	24,767	23, 248	24,274	23, 145
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	24,767	23, 248	24,274	23,145

Net income (loss) per share:
Basic	$(0.06)	$(0.06)	$(0.21)	$(0.19)
Diluted	$(0.06)	$(0.06)	$(0.21)	$(0.19)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,988,000 and 5,472,000 shares as of June 30, 2012 and 2011, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Inventory:
Components	$1,077	$565
Finished goods	884	829
Total inventory	$1,961	$1,394

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there have been no impairment charges related to such assets through June 30, 2012. We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription segment will not be deductible for tax purposes. The following table summarizes how goodwill is assigned to our reporting segments (in thousands):

	Products	Subscription	Services	Maintenance	Total
Goodwill balance, December 31, 2011	$3,711	$—	$—	$—	$3,711
Additions	—	12,307	—	—	12,307
Goodwill balance, March 31, 2012	3,711	12,307	—	—	16,018
Additions	—	114	—	—	114
Goodwill balance, June 30, 2012	$3,711	$12,421	$—	$—	$16,132

In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered indefinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  During the quarter ended June 30, 2012, the Company adjusted CaseCentral’s purchase price allocation thereby increasing goodwill by approximately $114,000.  The adjustment was to recognize the final working capital adjustment according to the terms of the original agreement.

The following table summarizes goodwill and indefinite-lived intangible assets (in thousands):

	Goodwill	In-Process Research and Development	Total
Balance, December 31, 2011	$3,711	$332	$4,043
Additions	12,307	—	12,307
Balance, March 31, 2012	16,018	332	16,350
Additions	114	—	114
Balance, June 30, 2012	$16,132	$332	$16,464

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful lives as noted in Note 3 above.

Amortization expense for intangible assets with finite lives was $0.8 million and $1.3 million, and $0.3 million and $0.2 million for the three and six months ended June 30, 2012 and 2011, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2012 (in thousands):

	June 30, 2012			December 31, 2011
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$8,600	$(619)	$7,981	$1,100	$(181)	$919
Existing and developed technology	1,968	(1,549)	419	1,968	(1,260)	708
Customer relationships	6,175	(727)	5,448	575	(283)	292
Trade names	2,400	(458)	1,942	1,800	(297)	1,503
Covenant not-to-compete	200	(14)	186	—	—	—
Total	$19,343	$(3,367)	$15,976	$5,443	$(2,021)	$3,422

The following table summarizes the estimated remaining amortization expense through 2016 and thereafter (in thousands):

Year ending	Amortization Expense
2012	$1,425
2013	2,698
2014	2,478
2015	2,072
2016	1,910
Thereafter	5,393
Total amortization expense	$15,976

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 63,000 and 132,000 common shares for the three and six months ended June 30, 2012 from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank.  The Loan Agreement creates a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to Earnings Before Interest, Taxes, Depreciation, Amortization and stock compensation expense ("EBITDA") of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of June 30, 2012, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, both secured by our revolving line of credit with the bank. There were no amounts outstanding under this line of credit at June 30, 2012 or December 31, 2011.

During the six months ended June 30, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015.  The agreement also provides maintenance and support covering a two-year period for $0.3 million. Thereafter, maintenance and support can be renewed by the Company.  The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014 and is reflected as a noncash financing activity in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2012.  Payments of $0.5 million under the agreement were made during the three months ended June 30, 2012. The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

Note 9. Equity Incentive Plan

At our 2012 Annual Meeting of Stockholders, our stockholders approved the Second Amendment to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Second Amendment amended the Plan to:  increase the aggregate number of shares of our common stock available for awards under the Plan by an additional 2,500,000 shares, from 9,088,313 shares to a total of 11,588,313 shares;  prohibits the re-pricing of stock options and the cancellation of underwater options in exchange for cash payments or other awards, without the approval of our stockholders; provide that shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will count against the limit of shares available for awards under the Plan; and modify the initial and annual equity award grants to our non-employee directors.  Our Board of Directors approved the Second Amendment in March 2012, and approved by our stockholders at our 2012 Annual Meeting of Stockholders on May 9, 2012.  At June 30, 2012, approximately 2,463,000 shares were available for grant as options or nonvested share awards under the Plan.

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

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,377,000	$8.39	5.1	$2,884,000
Granted	—	$—
Exercised	(375,000)	$5.13
Forfeited or expired	(70,000)	$12.02
Outstanding, June 30, 2012	2,932,000	$8.72	4.67	$6,375,000

Exercisable, June 30, 2012	2,211,000	$8.19	4.23	$5,337,000

We define in-the-money options at June 30, 2012 as options that had exercise prices that were lower than the $9.51 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2012 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,372,000 shares that were in-the-money at that date, of which 1,151,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2011	1,910,000	$6.16
Granted	1,244,000	9.35
Vested	(445,000)	6.42
Forfeited	(160,000)	7.90
Outstanding, June 30, 2012	2,549,000	$7.56

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2012 was $2,856,000.

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

The fair values of stock option awards granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (no stock option awards have been issued since January 2011):

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock option awards	$84	$374	$200	$807
Restricted stock awards	1,375	1,107	2,556	2,228
Share-based compensation expense	$1,459	$1,481	$2,756	$3,035

As of June 30, 2012, there was approximately $0.4 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years and approximately $17.2 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.2 years. We expect to record approximately $3.2 million in share-based compensation for the remainder of fiscal year 2012 related to stock options and restricted stock awards outstanding at June 30, 2012.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2012, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2011, our liability for uncertain tax positions was $0.4 million and the balance was unchanged at June 30, 2012. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2008 through 2010 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	11,995	11,995	—	—
Total assets	$17,994	$17,994	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	5,100	—	—	5,100
Total liabilities	$5,100	$—	$—	$5,100

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$31,636	$31,636	$—	$—
Total assets	$31,636	$31,636	$—	$—

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS revenue thresholds are achieved during the three 12-month periods starting April 1, 2012.  The fair value of this contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There are no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration is classified within Level 3, as described above.

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

The fair value of the contingent consideration did not change during the period from February 21, 2012, the closing date of the acquisition to, June 30, 2012.

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

Note 14.    Stockholders’ Equity

During the three months ended March 31, 2012, as part of the purchase price of CaseCentral, the Company issued $9.5 million of Company common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, as disclosed in Note 3.  As disclosed in Note 9, stock options for 375,000 shares of common stock for the six months ended June 30, 2012, were exercised at an average price per share of $5.13, resulting in an increase in stockholders’ equity of approximately $1.9 million.  During the six months ended June 30, 2012, approximately 445,000 restricted stock awards vested and as a result, the Company withheld approximately 132,000 shares for tax purposes, which are included in treasury stock, resulting in a decrease to stockholders’ equity of $1.2 million.  In addition, as disclosed in Note 10, share-based compensation expense for the three and six months ended June 30, 2012 was $1.5 million and $2.8 million, respectively.

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

	Three Months Ended June 30, 2012
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$12,042	$2,843	$6,978	$9,205	$31,068
Cost of revenues	1,904	1,283	5,569	528	9,284
Segment profit	$10,138	$1,560	$1,409	$8,677	21,784
Total operating expenses					23,264
Operating loss					$(1,480)

	Three Months Ended June 30, 2011
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$11,186	$—	$5,656	$7,049	$23,891
Cost of revenues	1,625	—	4,901	685	7,211
Segment profit	$9,561	$—	$755	$6,364	16,680
Total operating expenses					18,008
Operating loss					$(1,328)

	Six Months Ended June 30, 2012
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$22,551	$4,068	$12,626	$17,842	$57,087
Cost of revenues	3,587	1,869	10,484	1,063	17,003
Segment profit	$18,964	$2,199	$2,142	$16,779	40,084
Total operating expenses					45,037
Operating loss					$(4,953)

	Six Months Ended June 30, 2011
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$20,740	$—	$12,756	$13,972	$47,468
Cost of revenues	2,910	—	10,642	1,242	14,794
Segment profit	$17,830	$—	$2,114	$12,730	32,674
Total operating expenses					36,957
Operating loss					$(4,283)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
United States	$24,822	$19,184	$44,842	$38,990
Europe	2,826	2,761	6,198	5,035
Asia	2,488	877	3,314	1,418
Other	932	1,069	2,733	2,025
	$31,068	$23,891	$57,087	$47,468

Note 17. Subsequent Events

On July 12, 2012, we entered into a Loan Agreement with a bank.  The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.   See Note 8, Debt Obligations, of this quarterly report for more details regarding the Loan Agreement.

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease 86,790 rentable square feet of an office building located in Pasadena, California. The Lease begins on August 1, 2013 and has an initial term of ten years and ten months. The Lease will allow the Company to consolidate its Pasadena operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease.  The Company has two options to extend the Lease, each for a period of five years.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three and six months ended June 30, 2012 other than the addition to revenue recognition mentioned below.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2012 and 2011, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenue	38.8%	46.8%	39.5%	43.7%
Subscription revenue	9.1	—	7.1	—
Services and maintenance revenue	52.1	53.2	53.4	56.3
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	6.2	6.8	6.3	6.1
Cost of subscription revenue	4.1	—	3.3	—
Cost of services and maintenance revenue	19.6	23.4	20.2	25.1
Total cost of revenues	29.9	30.2	29.8	31.2
Gross profit	70.1	69.8	70.2	68.8

Operating expenses:
Selling and marketing	31.9	36.4	32.5	35.4
Research and development	20.3	20.1	20.3	20.2
General and administrative	16.4	13.5	19.8	16.9
Depreciation and amortization	6.3	5.3	6.3	5.3
Total operating expenses	74.9	75.3	78.9	77.8
Operating loss	(4.8)	(5.5)	(8.7)	(9.0)

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Total other income and expense	—	—	—	—
Loss before income taxes	(4.8)	(5.5)	(8.7)	(9.0)
Income tax provision	0.2	0.2	0.3	0.3
Net loss	(5.0)%	(5.7)%	(9.0)%	(9.3)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$24	$17	$47	$39
Cost of subscription revenue	50	—	70	—
Cost of services and maintenance revenue	261	217	479	470
Selling and marketing	432	472	809	909
Research and development	335	364	625	785
General and administrative	357	411	726	832
Total non-cash share based compensation	$1,459	$1,481	$2,756	$3,035

(1)                   Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2012 and 2011 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. With our acquisition of CaseCentral in February 2012, we began to generate revenue from cloud-based document review and production software sold as subscription services.  We derive the majority of our revenue from sales of our software products. We sell our software products and services primarily through our direct sales force and in some cases we utilize resellers. We sell our hardware products primarily through resellers.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	Change %	2011	2012	Change %	2011
Product revenues	$12,042	8%	$11,186	$22,551	9%	$20,740
Subscription revenue	2,843	100%	—	4,068	100%	—

Services and maintenance revenues:
Services	6,978	23%	5,656	12,626	(1)%	12,756
Maintenance	9,205	31%	7,049	17,842	28%	13,972
Total services and maintenance revenues	16,183	27%	12,705	30,468	14%	26,728
Total revenues	$31,068	30%	$23,891	$57,087	20%	$47,468

Product Revenues

We generate product revenues principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, Legal Hold, EnCase® Cybersecurity and OEM add-on products. Our Forensic products include revenue related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales. Our Forensic products also include our Premium License Support Program (“PLSP”) product, which was sold on a subscription basis for a term of one or three years; sales of PLSP ended in June 2011 when we introduced EnCase® Forensic v7.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $0.9 million, or 8%, from $11.2 to $12.0 million and by $1.8 million, or 9%, from $20.7 million to $22.6 million for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011.

The increases in product revenues for the three months and six months ended June 30, 2012 were primarily due to increased demand for version 7 of our Encase® software products and an increase in sales of our hardware products.

Subscription Revenue

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

Subscription revenue was $2.8 million and $4.1 million for the three and six months ended June 20, 2012, respectively, compared with none in the same periods in 2011.  We started to earn revenue from cloud-based document review and production software products in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues increased by $3.5 million, or 27%, from $12.7 million to $16.2 million and $3.7 million, or 14%, from $26.7 million to $30.4 million for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011.

Services revenues increased $1.3 million, or 23%, from $5.7 million to $7.0 million and decreased $0.1 million, or 1%, from $12.8 million to $12.6 million for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. The increase for the three months ended June 30, 2012 was primarily due to an increase of $0.7 million in professional services revenues due to our acquisition of CaseCentral in February 2012 and an increase of $0.6 million in training revenue as a result of higher demand for training classes related to new product releases that occurred in 2011 and early 2012.  These increases were partially offset by a decrease in services revenue related to specific case work for certain customers.  The decrease for the six months ended June 30, 2012 was primarily due to a decrease in consulting revenue of $1.3 million as a result of the completion of a significant consulting engagement performed during the first quarter of 2011, partially offset by an increase of $1.2 million in training revenue.

Maintenance revenues increased $2.2 million, or 31%, from $7.0 million to $9.2 million and $3.9 million, or 28%, from $14.0 million to $17.8 million for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. The increases were primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	Change %	2011	2012	Change %	2011
Cost of product revenues	$1,904	17%	$1,625	$3,587	23%	$2,910
Cost of subscription revenue	1,283	100%	—	1,869	100%	—

Cost of services and maintenance revenues:
Services revenue	5,569	14%	4,901	10,484	(1)%	10,642
Maintenance revenue	528	(23)%	685	1,063	(14)%	1,242
Total cost of services and maintenance revenues	6,097	9%	5,586	11,547	(3)%	11,884
Total cost of revenues	$9,284	29%	$7,211	$17,003	15%	$14,794

Share-based compensation included above:
Cost of product revenue	$24		$17	$47		$39
Cost of subscription revenue	$50		$—	$70		$—
Cost of services and maintenance revenue	$261		$217	$479		$470

Gross Margin Percentage
Products	84.2%		85.5%	84.1%		86.0%
Subscriptions	54.9%		0.0%	54.1%		0.0%
Services and maintenance	62.3%		56.0%	62.1%		55.5%
Total	70.1%		69.8%	70.2%		68.8%

Cost of Product Revenues

Cost of product revenues consists principally of the cost of producing our software products, the cost of manufacturing our hardware products and product distribution costs, including the cost of compact discs, packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses. While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenue generated and result in higher gross margins than our services and training businesses. Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

Cost of product revenues increased $0.3 million, or 17%, from $1.6 million to $1.9 million, and $0.7 million, or 23%, from $2.9 million to $3.6 million, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.  The increases were primarily a result of higher sales of our forensic hardware products and increased sales of our latest versions of our Encase® software product.

Product revenue gross margin for the three and six months ended June 30, 2012 decreased slightly to 84.2% and 84.1%, respectively, compared to 85.5% and 86.0% for the same periods in 2011. The decreases in gross margin percentage were primarily due to an increase in sales of forensic hardware products, which have lower margins.

Cost of Subscription Revenue

The cost of subscription revenue consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  Cost of subscription revenue was $1.3 million and $1.9 million, for the three and six months ended June 30, 2012, respectively, compared with none in the same periods in 2011, as the cloud-based document review and production software products did not become a part of our product mix until the consummation of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenue increased $0.5 million, or 9%, from $5.6 million to $6.1 million, for the three months ended June 30, 2012 and decreased $0.3 million, or 3%, from $11.9 million to $11.5 million for the six months ended June 30, 2012, respectively, as compared with the same periods in 2011.  The increase for the three months ended June 30, 2012 was primarily due to the increase in cost of services revenue of $0.7 million, or 14%, from $4.9 million to $5.6 million. This increase was primarily due to an increase in services costs due to the acquisition of CaseCentral in February 2012, partially offset by a decrease in the cost of maintenance due to lower outsourcing costs. The decrease for the six months ended June 30, 2012 was primarily due to lower compensation costs associated with lower revenues and lower utilization rates in our professional services organization year-over-year due to the completion of a significant consulting engagement performed during the first quarter of 2011, partially offset by an increase in costs due to the acquisition of CaseCentral in February 2012. Services and maintenance gross margin for the three and six months ended June 30, 2012 increased to 62.3% and 62.1%, respectively, compared to 56.0% and 55.5% for the same periods in 2011. The increases in gross margin were primarily a result of the higher mix of higher-margin maintenance revenues versus lower-margin services revenues during the quarter.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	Change %	2011	2012	Change %	2011
Selling and marketing expenses	$9,914	14%	$8,686	$18,551	10%	$16,815
Research and development expenses	$6,294	31%	$4,797	$11,584	21%	$9,569
General and administrative expenses	$5,092	57%	$3,238	$11,312	41%	$8,045
Depreciation and amortization expenses	$1,964	53%	$1,287	$3,590	42%	$2,528

Share-based compensation included above:
Selling and marketing expenses	$432		$472	$809		$909
Research and development expenses	$335		$364	$625		$785
General and administrative expenses	$357		$411	$726		$832

As a percentage of revenue:
Selling and marketing expenses	31.9%		36.4%	32.5%		35.4%
Research and development expenses	20.3%		20.1%	20.3%		20.2%
General and administrative expenses	16.4%		13.5%	19.8%		16.9%
Depreciation and amortization expenses	6.3%		5.3%	6.3%		5.3%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff. Selling and marketing expenses also include expenses relating to advertising, brand building, marketing promotions and trade show events (net of amounts received from sponsors and participants), product management, and travel and allocated overhead. We employed approximately 135 and 124 sales and marketing personnel at June 30, 2012 and 2011, respectively.

Selling and marketing expenses increased $1.2 million, or 14%, from $8.7 million to $9.9 million, and $1.7 million, or 10%, from $16.8 million to $18.6 million, for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011.  The increases in selling and marketing expenses for the three and six months ended June 30, 2012 were driven primarily by an increase in headcount and related expenses as a result of the acquisition of CaseCentral in February 2012.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings, we increased the number of research and development personnel that we employ to 113 at June 30, 2012, from 95 during the same period in the prior year.

Research and development expenses increased $1.5 million, or 31%, from $4.8 million to $6.3 million, and $2.0 million, or 21%, from $9.6 million to $11.6 million, for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. The higher expenses were driven primarily by an increase in headcount and related expenses as a result of the acquisition of CaseCentral in February 2012.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead. We employed approximately 71 and 59 general and administrative personnel at June 30, 2012 and 2011, respectively.

General and administrative expenses increased $1.9 million, or 57%, from $3.2 million to $5.1 million, and $3.3 million, or 41%, from $8.0 million to $11.3 million for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. The increase in general and administrative expenses for the three months ended June 30, 2012 was primarily attributable to increased headcount and related expenses primarily due to the acquisition of CaseCentral in February 2012 and an increase in legal expenses of $0.6 million related to a patent infringement complaint filed in 2011.  The increase for the six months ended June 30, 2012, was primarily attributable to acquisition related costs of $2.2 million related to the CaseCentral acquisition, legal fees of $1.0 million related to a patent infringement complaint filed in 2011 and increased headcount and related expenses primarily due to the acquisition of CaseCentral, partially offset by a charge in the first quarter of 2011 of $1.3 million related to certain state sales tax obligations including related interest and penalties.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased $0.7 million, or 53%, from $1.3 million to $2.0 million, and $1.1 million, or 42%, from $2.5 million to $3.6 million for the three and six months ended June 30, 2012, respectively, as compared with the same period in 2011, primarily as a result of the amortization of intangibles assets and depreciation expense as a result of the acquisition of CaseCentral in February 2012.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  Total other income and expense for the three months ended June 30, 2012 decreased $21,000, or 162%, from $13,000 as compared with the same period in 2011.  Total other income and expense for the six months ended June 30, 2012 decreased $20,000, or 105%, from $19,000 as compared with the same period in 2011. The decreases for both the three and six months ended June 30, 2012 were primarily due to an increase in interest expense attributable to equipment leases assumed in the acquisition of CaseCentral in February, 2012.

Income Tax Provision

The Company recorded an income tax provision for the three and six months ended June 30, 2012 of $75,000 and $209,000, respectively, as compared with the income tax provisions of $58,000 and $154,000 during the same periods in 2011. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate was 4.2%, and 3.6% for six months ended June 30, 2012 and 2011, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges that are not deductible for tax purposes, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have largely financed our operations from the cash flow generated from the sale of our products and services. As of June 30, 2012, we had $23.9 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately held a provider of cloud-based document review and production software for approximately $25.6 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $5.1 million. Depending on CaseCentral’s SaaS revenue over the next three years, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholders over the three 12-month periods starting April 1, 2012.  We incurred $2.2 million in acquisition-related costs. The transaction closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s condensed consolidated financial statements subsequent to that date.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $2.1 million for the six months ended June 30, 2012 as compared with net cash provided by operating activities of $1.7 million for the same period in 2011. The increase in net cash used in operating activities for the six months ended June 30, 2012  was primarily a result of  a decrease in deferred revenues of $4.5 million for the six months ended June 30, 2012, compared to an increase of $0.4 million for the same period in 2011, and  an increase in our net loss for the six months ended June 30, 2012 to $5.2 million compared to a net loss of $4.4 million for the same period in 2011, partially offset by a decrease in accounts receivable of $2.8 million for the six months ended June 30, 2012 compared to a decrease of $0.8 million for the same period in 2011 and an increase in depreciation and amortization to $3.6 million for the six months ended June 30, 2012 from $2.5 million for the same period in 2011.

Net cash used in investing activities was $11.0 million for the six months ended June 30, 2012, as compared with $1.1 million for the same period in 2011.  The increase in cash used in investing activities was primarily due to $9.6 million of cash used in funding the acquisition of CaseCentral in February 2012.

Net cash provided by financing activities was $37,000 for the six months ended June 30, 2012, as compared with net cash used in financing activities of $0.5 million during the same period in 2011. The change in cash provided by financing activities for the six months ended June 30, 2012 was due primarily to an increase of $1.6 million from the proceeds of the exercise of stock options.

On July 12, 2012, we entered into a Loan and Security Agreement with a bank.  The Loan Agreement creates a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit.  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to EBITDA of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of June 30, 2012, we had an outstanding stand-by letter of credit in the amount of $112,500, related to one of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, both secured by our revolving line of credit with the bank. There were no amounts outstanding under this line of credit at June 30, 2012 or December 31, 2011.

Contractual Obligations and Commitments

We have potential cash commitments of up to $33 million during the three 12-month periods starting April 1, 2012 related to contingent consideration that will be paid to former CaseCentral shareholders if certain revenue thresholds are achieved.  We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At June 30, 2012, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2011 was approximately $8.3 million, of which $3.8 million is due during 2012. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

During the six months ended June 30, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015.  The agreement also provides maintenance and support covering a two-year period for $0.3 million. Thereafter, maintenance and support can be renewed by the Company.  The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014 and is reflected as a noncash financing activity in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2012.  Payments of $0.5 million under the agreement were made during the three months ended June 30, 2012. The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

At June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Accounting standards updates effective after June 30, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                           Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission on February 16, 2012.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.

As of June 30, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 63,000 and 132,000 common shares for the three and six months ended June 30, 2012 from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Dated: August 3, 2012