Form 10-Q
period 2012-09-30
Guidance Software, Inc.
filed 2012-11-02
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. `20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of October 30, 2012, there were approximately 25,118,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.                                    Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,988	$37,048
Trade receivables, net of allowance for doubtful accounts of $697 and $520, respectively	19,397	19,505
Inventory	1,888	1,394
Prepaid expenses and other current assets	4,405	2,209
Total current assets	55,678	60,156

Long-term assets:
Property and equipment, net	10,115	9,273
Intangible assets, net	15,041	3,754
Goodwill	16,732	3,711
Other assets	1,754	434
Total long-term assets	43,642	17,172

Total assets	$99,320	$77,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,840	$2,895
Accrued liabilities	12,624	9,774
Capital lease obligations	437	58
Deferred revenues	34,869	33,630
Total current liabilities	51,770	46,357

Long-term liabilities:
Rent incentives	316	498
Capital lease obligations	257	55
Deferred revenues	5,904	5,952
Contingent earn-out, net of current portion	4,859	—
Deferred tax liabilities	251	155
Other long-term liabilities	458	—
Total long-term liabilities	12,045	6,660

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,447,000 and 24,631,000 shares issued, respectively; and 25,017,000 and 23,342,000 shares outstanding, respectively	25	23
Additional paid-in capital	90,673	74,297
Treasury stock, at cost, 1,431,000 and 1,288,000 shares, respectively	(7,887)	(6,594)
Accumulated deficit	(47,306)	(43,415)
Total stockholders’ equity	35,505	24,311

Total liabilities and stockholders’ equity	$99,320	$77,328

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenue	$17,394	$14,818	$39,945	$35,558
Subscription revenue	2,648	—	6,716	—
Services and maintenance revenue	16,099	12,440	46,567	39,168
Total revenues	36,141	27,258	93,228	74,726

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	2,208	1,439	5,795	4,349
Cost of subscription revenue	981	—	2,850	—
Cost of services and maintenance revenue	6,539	5,373	18,086	17,257
Total cost of revenues (excluding amortization and depreciation, shown below)	9,728	6,812	26,731	21,606

Operating expenses:
Selling and marketing	11,790	9,791	30,341	26,606
Research and development	6,224	4,642	17,807	14,211
General and administrative	5,351	4,143	16,664	12,188
Depreciation and amortization	1,745	1,353	5,335	3,881
Total operating expenses	25,110	19,929	70,147	56,886
Operating income (loss)	1,303	517	(3,650)	(3,766)
Other income and expense:
Interest income	7	15	29	35
Interest expense	(20)	(2)	(58)	(7)
Other income, net	4	7	19	11
Total other income and expense	(9)	20	(10)	39
Income (loss) before income taxes	1,294	537	(3,660)	(3,727)
Income tax provision	22	25	231	179
Net income (loss)	$1,272	$512	$(3,891)	$(3,906)

Net income (loss) per share:
Basic	$0.05	$0.02	$(0.16)	$(0.17)
Diluted	$0.05	$0.02	$(0.16)	$(0.17)

Weighted average number of shares used in per share calculation:
Basic	24,988	23,355	24,450	23,219
Diluted	26,543	24,501	24,450	23,219

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(3,891)	$(3,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,335	3,881
Provision for doubtful accounts	100	—
Share-based compensation	4,225	4,365
Deferred taxes	96	96
Loss on disposal of assets	82	—
Changes in operating assets and liabilities:
Trade receivables	3,080	(5,842)
Inventory	(494)	(377)
Prepaid expenses and other assets	(696)	(370)
Accounts payable	170	20
Accrued liabilities	(1,255)	1,216
Deferred revenue	(2,109)	2,481
Net cash provided by operating activities	4,643	1,564

Investing Activities:
Purchase of property and equipment	(2,485)	(1,880)
Acquisition, net of cash acquired	(9,642)	—
Net cash used in investing activities	(12,127)	(1,880)

Financing Activities:
Proceeds from the exercise of stock options	2,655	449
Common stock repurchased or withheld	(1,294)	(1,146)
Principal payments on capital lease and other obligations	(937)	(60)
Net cash provided by (used in) financing activities	424	(757)
Net decrease in cash and cash equivalents	(7,060)	(1,073)
Cash and cash equivalents, beginning of period	37,048	27,621
Cash and cash equivalents, end of period	$29,988	$26,548

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$53	$5
Income taxes	$47	$31

Non-cash activities:
Purchase of equipment included in accounts payable and accrued expenses	$604	$122
Capital lease obligations incurred to acquire assets	$131	$—
Third party software financing	$1,800	$—
Contingent consideration included in the purchase price of acquisition	$5,100	$—
849,554 shares of common stock issued as part of the purchase price of acquisition	$9,498	$—

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006. Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we” or the “Company.” Headquartered in Pasadena, California, Guidance is the leading global provider of digital investigative solutions.  Our EnCase® platform provides an investigative infrastructure that enables our customers to search, collect and analyze electronically stored information in order to address human resources matters, litigation matters, allegations of fraud, suspicious network endpoint activity and data asset defense.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2012 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2012. The operating results for the three and nine month period ended September 30, 2012 and cash flows for the nine month period ended September 30, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2012 and our results of operations for the three and nine months ended September 30, 2012 and 2011 and our cash flows for the nine month period ended September 30, 2012 and 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the December 31, 2011 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, each April 30, or whenever events or changes in circumstances indicate that the value may not be recoverable. For the annual goodwill impairment test, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is not the case, goodwill is not impaired and no further steps are required.  If the Company elects not to first perform the qualitative assessment option, or it performs such assessment and determines that the fair value of a reporting unit is less than its carrying amount, it is required to perform a two-step test at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values. If the carrying value of an indefinite-lived intangible asset exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings. At September 30, 2012, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $29.1 million as of September 30, 2012.  At September 30, 2012, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral Inc. (“CaseCentral”) in February of 2012, we now have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenue.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenue.

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

•    TPE.  When VSOE cannot be established for deliverables in a multiple element arrangement, judgment is applied with respect to whether we can establish a selling price based on TPE.  TPE is determined based on competitor prices for similar deliverables when sold separately.  Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that comparable pricing of services with similar functionality has not been obtained.  Furthermore, we have been unable to reliably determine selling prices of similar competitive services on a stand-alone basis.  As a result, we have not been able to establish selling prices based on TPE.

•    BESP.  When VSOE or TPE is unable to be established, we use BESP in our allocation of arrangement consideration.  The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis.  We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

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

Product revenue.  The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables including software and hardware are generally categorized into one of the following:

•              EnCase® Enterprise Solutions and EnCase® Forensic Solutions: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have VSOE, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

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

Recent Accounting Pronouncements

Accounting standards updates effective after September 30, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 3. Business Combination

On February 21, 2012, we acquired CaseCentral, a privately held cloud-based document review and production software-as-a-service (“SaaS”) provider for an aggregate purchase price of approximately $25.6 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million of our common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, and contingent consideration which had a fair value of $5.1 million as of the closing date of the transaction. Both the issuance of shares valued at $9.5 million and the contingent consideration of $5.1 million are reflected as noncash activities in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2012. Depending on CaseCentral’s SaaS revenue over the three 12-month periods starting April 1, 2012, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholders with respect to those periods.  The estimated fair value of the contingent consideration is determined as described in Note 12.  We incurred $2.0 million in acquisition-related costs during the nine months ended September 30, 2012 which were expensed as incurred and included in general and administrative expenses.

We acquired CaseCentral to extend our market leadership by delivering a complete and integrated platform solving the e-discovery needs of corporate and government customers. The CaseCentral acquisition closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s condensed consolidated financial statements subsequent to such date.  CaseCentral’s revenues, expenses and net income included in the Condensed Consolidated Statements of Operations from the acquisition date through September 30, 2012 were as follows (in thousands):

Nine Months Ended September 30, 2012
Revenue	$10,273
Expense	11,650
Net loss	$(1,377)

The assets and liabilities of CaseCentral have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets has been recorded as goodwill. The fair value of net tangible assets other than deferred revenue approximates their carrying values on the date of acquisition.  The fair value assigned to deferred revenue was determined based on estimated costs to fulfill the underlying service obligation. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.  The acquisition transaction was a stock purchase in which the income tax attributes of CaseCentral carried over to the Company.  The estimated deferred income tax attributes of CaseCentral, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset.  Given CaseCentral’s history of reporting net losses, our management concluded that realization of the net deferred income tax asset acquired is not likely and therefore a valuation allowance was established to offset the entire net deferred income tax asset.  As a result, deferred income taxes are not reflected in the table below.  The goodwill recognized for CaseCentral is attributable to intangible assets acquired that do not qualify for separate recognition, expected synergies that are projected to increase revenue and profits and an assembled workforce. The CaseCentral goodwill is assigned to our subscription reporting segment and is not tax deductible.

The Company’s allocation of the purchase price is preliminary as the amounts related to contingent consideration, identifiable intangible assets, deferred revenue, and the effects of income taxes resulting from the transaction, are still being finalized.  In June 2012, the Company adjusted CaseCentral’s purchase price allocation.  The adjustment was to recognize a working capital adjustment according to the terms of the original agreement.  During the quarter ended September 30, 2012, the Company adjusted CaseCentral’s purchase price allocation thereby increasing goodwill by approximately $0.6 million.  These adjustments had no impact on the condensed consolidated statement of operations; accordingly it is not presented retrospectively.  The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

	Weighted Average Estimated Useful Life		Fair Market Values
Cash and cash equivalents			$1,400
Accounts receivable			3,072
Prepaids & other assets			990
Property and equipment			1,101
Identifiable intangible assets:
Core & developed technology	7	$7,200
Customer relationships	10	5,300
Trade name	3	600
Covenant not-to compete	5	200
Total identifiable intangible assets			13,300
Goodwill			13,021
Accounts payable and accrued expenses			(3,015)
Capital lease obligations			(929)
Deferred revenue			(3,300)
Total purchase price			$25,640

The following are the unaudited pro forma condensed consolidated financial statements of the combined entity for the three and nine months ended September 30, 2012 and 2011 assuming the business combination had occurred on January 1, 2012 and January 1, 2011, respectively (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$36,141	$32,158	$95,900	$89,430
Total net expenses	34,847	31,692	101,464	93,515
Income (loss) before income taxes	1,294	466	(5,564)	(4,085)
Income tax provision	22	25	231	179
Net income (loss)	$1,272	$441	$(5,795)	$(4,264)
Net income (loss) per share — basic and diluted	0.05	0.02	(0.24)	(0.18)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,272	$512	$(3,891)	$(3,906)
Denominator:
Basic weighted average shares outstanding	24,988	23,355	24,450	23,219
Effect of dilutive share-based awards	1,555	1,146	—	—
Diluted weighted average shares outstanding	26,543	24,501	24,450	23,219

Net income (loss) per share:
Basic	$0.05	$0.02	$(0.16)	$(0.17)
Diluted	$0.05	$0.02	$(0.16)	$(0.17)

Antidilutive securities, which consist of stock options and restricted stock awards that are included in the diluted net income per share calculation consisted of approximately 1,473,000 and 1,822,000 shares for the three months ended September 30, 2012 and 2011, respectively, and are not included in the diluted net loss per share calculation which consisted of approximately 1,883,000 and 4,310,000 shares for the nine months ended September 30, 2012 and 2011, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Inventory:
Components	$792	$565
Finished goods	1,096	829
Total inventory	$1,888	$1,394

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there has been no impairment charges related to such assets through September 30, 2012. We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription segment will not be deductible for tax purposes. The following table summarizes how goodwill is assigned to our reporting segments (in thousands):

	Products	Subscription	Services	Maintenance	Total
Goodwill balance, December 31, 2011	$3,711	$—	$—	$—	$3,711
Additions	—	12,307	—	—	12,307
Goodwill balance, March 31, 2012	3,711	12,307	—	—	16,018
Additions	—	114	—	—	114
Goodwill balance, June 30, 2012	$3,711	$12,421	$—	$—	$16,132
Additions	—	600	—	—	600
Goodwill balance, September 30, 2012	$3,711	$13,021	$—	$—	$16,732

In-process research and development intangible assets acquired are considered to be indefinite-lived until completion or abandonment of the associated research and development efforts. The Company will determine the estimated useful lives and amortization method of the asset upon completion of the research and development efforts. During the period the assets are considered indefinite-lived, impairment will be assessed annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  During the quarter ended September 30, 2012, the Company adjusted CaseCentral’s purchase price allocation thereby increasing goodwill by approximately $0.6 million.

The following table summarizes goodwill and indefinite-lived intangible assets (in thousands):

	Goodwill	In-Process Research and Development	Total
Balance, December 31, 2011	$3,711	$332	$4,043
Additions	12,307	—	12,307
Balance, March 31, 2012	16,018	332	16,350
Additions	114	—	114
Balance, June 30, 2012	$16,132	$332	$16,464
Additions	600	—	600
Reclassed to developed technology	—	(332)	(332)
Balance, September 30, 2012	$16,732	$—	$16,732

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized over their estimated useful lives as noted in Note 3 above.

Amortization expense for intangible assets with finite lives was $0.7 million and $2.0 million, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2012 and 2011, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of September 30, 2012 and December 30, 2011(in thousands):

	September 30, 2012			December 31, 2011
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$8,300	$(888)	$7,412	$1,100	$(181)	$919
Existing and developed technology	2,300	(1,595)	705	1,968	(1,260)	708
Customer relationships	5,875	(974)	4,901	575	(283)	292
Trade names	2,400	(553)	1,847	1,800	(297)	1,503
Covenant not-to-compete	200	(24)	176	—	—	—
Total	$19,075	$(4,034)	$15,041	$5,443	$(2,021)	$3,422

The following table summarizes the estimated remaining amortization expense through 2016 and thereafter (in thousands):

Year ending	Amortization Expense
2012	$695
2013	2,664
2014	2,452
2015	2,054
2016	1,898
Thereafter	5,278
Total amortization expense	$15,041

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares, the Company withheld approximately 10,000 and 142,000 common shares for the three and nine months ended September 30, 2012 from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank.  The Loan Agreement creates a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  There are no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit as of September 30, 2012.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of September 30, 2012, we had three outstanding stand-by letters of credit in the amounts of $112,500, $338,400, and $1.2 million related to three of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, all secured by our revolving line of credit with a bank. There were no amounts outstanding under this line of credit at September 30, 2012 or December 31, 2011.

Note 9. Equity Incentive Plan

At our 2012 Annual Meeting of Stockholders, our stockholders approved the Second Amendment (the “Second Amendment”) to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Second Amendment amended the Plan to: increase the aggregate number of shares of our common stock available for awards under the Plan by an additional 2,500,000 shares, from 9,088,313 shares to a total of 11,588,313 shares; prohibits the re-pricing of stock options and the cancellation of underwater options in exchange for cash payments or other awards, without the approval of our stockholders; provide that shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will count against the limit of shares available for awards under the Plan; and modify the initial and annual equity award grants to our non-employee directors.  The Second Amendment was approved by our Board of Directors in March 2012, and approved by our stockholders at our 2012 Annual Meeting of Stockholders on May 9, 2012.  At September 30, 2012, approximately 2,672,000 shares were available for grant as options or nonvested share awards under the Plan.

The Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan originally became effective on November 10, 2006 and was amended on March 17, 2008 and February 13, 2009 to provide for certain annual equity award grants to non-employee members of the Company’s Board of Directors.  At the Company’s 2008 Annual Meeting of Stockholders the stockholders approved an amendment to the First Amended and Restated 2004 Equity Incentive Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009.  On April 22, 2010, the stockholders approved the Plan which amended and restated the First Amended and Restated 2004 Equity Incentive Plan.  The Plan was initially amended on April 22, 2010 to modify the vesting schedule of the grants of annual restricted stock to non-employee directors.

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,377,000	$8.39	5.1	$2,884,000
Granted	—
Exercised	(510,000)	$5.20
Forfeited or expired	(171,000)	$10.78
Outstanding, September 30, 2012	2,696,000	$8.84	4.5	$8,116,000

Exercisable, September 30, 2012	2,004,000	$8.25	4.1	$6,875,000

We define in-the-money options at September 30, 2012 as options that had exercise prices that were lower than the $11.26 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2012 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,650,000 shares that were in-the-money at that date, of which 1,458,000 were exercisable.

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2011	1,910,000	$6.16
Granted	1,290,000
Vested	(457,000)
Forfeited	(314,000)
Outstanding, September 30, 2012	2,429,000	$7.64

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2012 was approximately $3,017,000.

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

The fair values of stock option awards granted under the Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (no stock option awards have been issued since January 2011):

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock option awards	$69	$274	$269	$1,081
Restricted stock awards	1,400	1,056	3,956	3,284
Share-based compensation expense	$1,469	$1,330	$4,225	$4,365

As of September 30, 2012, there was approximately $0.3 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years and approximately $15.1 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $1.5 million in share-based compensation for the remainder of fiscal year 2012 related to stock options and restricted stock awards outstanding at September 30, 2012.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2012, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. During the year ended December 31, 2011, our liability for uncertain tax positions was $0.4 million and the balance was unchanged at September 30, 2012. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2008 through 2011 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

Note 12. Fair Value Measurements

We adopted Fair Value Measurements and Disclosures (ASC 820) effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. Fair Value Measurements and Disclosures (ASC 820) requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures(ASC 820) establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. U nobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	18,001	18,001	—	—
Total assets	$24,000	$24,000	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	5,100	—	—	5,100
Total liabilities	$5,100	$—	$—	$5,100

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$31,636	$31,636	$—	$—
Total assets	$31,636	$31,636	$—	$—

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

The fair value of the contingent consideration did not change during the period from February 21, 2012, the closing date of the acquisition, to September 30, 2012.

Note 13. Contractual Obligations, Commitments and Contingencies

Office Lease

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

Third-party Software License

During the nine months ended September 30, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015. The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company after the expiration of the two-year period. The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014. Payments of $0.5 million under the agreement were made during the nine months ended September 30, 2012. The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and, to reduce the number of claims it alleges the Company has infringed related to MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

On October 26, 2012, the ITC released an initial determination and order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This order is subject to appeal by MyKey and approval by the full commission of the ITC and the final determination is uncertain.

We intend to defend the MyKey matter vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

On March 19, 2012, Lone Star Document Management, LLC (“Lone Star”) filed a complaint against CaseCentral in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain SaaS applications of CaseCentral, which were acquired by us as a result of our acquisition of CaseCentral, infringe one of Lone Star’s patents relating to systems for proofing and reviewing multiple versions of a document simultaneously and notes or annotations made regarding that document.  The complaint seeks a permanent injunction, compensatory damages, interest, costs and attorneys’ fees. On September 19, 2012, the Company and Lone Star entered into a settlement and license agreement related to this matter, pursuant to which Lone Star forever and unconditionally agreed to a covenant not to sue the Company, released the Company from all claims, and granted the Company a royalty-free perpetual license to the patent.  The settlement costs and the Company’s legal costs related to the defense of the Lone Star matter were immaterial to the Company and fully indemnified by CaseCentral in accordance with the merger agreement by which the Company acquired CaseCentral.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such other legal proceedings or claims that are likely to have a material impact on our business.

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

Note 14.    Stockholders’ Equity

During the three months ended March 31, 2012, as part of the purchase price of CaseCentral, the Company issued $9.5 million of Company common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, as disclosed in Note 3.  As disclosed in Note 9, stock options for 510,000 shares of common stock were exercised during the nine months ended September 30, 2012, at an average price per share of $5.20, resulting in an increase in stockholders’ equity of approximately $2.7 million.  During the nine months ended September 30, 2012, approximately 457,000 restricted stock awards vested and as a result, the Company withheld approximately 142,000 shares for tax purposes, which are included in treasury stock, resulting in a decrease to stockholders’ equity of $1.3 million.  In addition, as disclosed in Note 10, share-based compensation expense for the three and nine months ended September 30, 2012 was $1.5 million and $4.2 million, respectively.

Note 15. Related Party Transactions

Certain of our stockholders guarantee some of the obligations due under our capital and operating leases as disclosed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended September 30, 2012
				Maintenance
	Product	Subscription	Services	& Other	Total

Revenues	$17,394	$2,648	$7,074	$9,025	$36,141
Cost of revenues	2,208	981	6,111	428	9,728
Segment profit	$15,186	$1,667	$963	$8,597	26,413
Total operating expenses					25,110
Operating income					$1,303

	Three Months Ended September 30, 2011
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$14,818	$—	$4,843	$7,597	$27,258
Cost of revenues	1,439	—	4,754	619	6,812
Segment profit	$13,379	$—	$89	$6,978	20,446
Total operating expenses					19,929
Operating income					$517

	Nine Months Ended September 30, 2012
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$39,945	$6,716	$19,700	$26,867	$93,228
Cost of revenues	5,795	2,850	16,595	1,491	26,731
Segment profit	$34,150	$3,866	$3,105	$25,376	66,497
Total operating expenses					70,147
Operating loss					$(3,650)

	Nine Months Ended September 30, 2011
	Product	Subscription	Services	Maintenance & Other	Total

Revenues	$35,558	$—	$17,600	$21,568	$74,726
Cost of revenues	4,349	—	15,396	1,861	21,606
Segment profit	$31,209	$—	$2,204	$19,707	53,120
Total operating expenses					56,886
Operating loss					$(3,766)

Revenue, classified by the major geographic areas in which we operate, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
United States	$30,866	$22,254	$75,708	$61,244
Europe	2,937	3,135	9,135	8,171
Asia	1,463	755	4,777	2,173
Other	875	1,114	3,608	3,138
	$36,141	$27,258	$93,228	$74,726

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have no significant changes in those critical accounting policies and estimates during the three and nine months ended September 30, 2012 other than the addition to revenue recognition mentioned below.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2012 and 2011, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenue	48.1%	54.4%	42.9%	47.6%
Subscription revenue	7.3	—	7.2	—
Services and maintenance revenue	44.6	45.6	49.9	52.4
Total revenues	100.00	100.0	100.00	100.0

Cost of revenues:
Cost of product revenue	6.1	5.3	6.2	5.8
Cost of subscription revenue	2.7	—	3.1	—
Cost of services and maintenance revenue	18.1	19.7	19.4	23.1
Total cost of revenues	26.9	25.0	28.7	28.9
Gross profit	73.1	75.0	71.3	71.1

Operating expenses:
Selling and marketing	32.7	35.9	32.5	35.6
Research and development	17.2	17.0	19.1	19.0
General and administrative	14.8	15.2	17.9	16.3
Depreciation and amortization	4.8	5.0	5.7	5.2
Total operating expenses	69.5	73.1	75.2	76.1
Operating income (loss)	3.6	1.9	(3.9)	(5.0)

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Total other income and expense	—	—	—	—
Income (loss) before income taxes	3.6	1.9	(3.9)	(5.0)
Income tax provision	0.1	0.1	0.3	0.2
Net income (loss)	3.5%	1.8%	(4.2)%	(5.2)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$25	$22	$72	$61
Cost of subscription revenue	38	—	108	—
Cost of services and maintenance revenue	256	228	735	698
Selling and marketing	408	396	1,217	1,305
Research and development	365	322	990	1,107
General and administrative	377	362	1,103	1,194
Total non-cash share based compensation	$1,469	$1,330	$4,225	$4,365

(1)                   Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2012 and 2011 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	Change %	2011	2012	Change %	2011
Product revenues	$17,394	17%	$14,818	$39,945	12%	$35,558
Subscription revenue	2,648	100%	—	6,716	100%	—

Services and maintenance revenues:
Services	7,074	46%	4,843	19,700	12%	17,600
Maintenance	9,025	19%	7,597	26,867	25%	21,568
Total services and maintenance revenues	16,099	29%	12,440	46,567	19%	39,168
Total revenues	$36,141	33%	$27,258	$93,228	25%	$74,726

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

Product revenues increased by $2.6 million, or 17%, from $14.8 to $17.4 million and by $4.4 million, or 12%, from $35.6 million to $39.9 million for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011.  The increases in product revenues for the three months and nine months ended September 30, 2012 were primarily due to increased demand for our EnCase®Enterprise products and an increase in sales of our hardware products.

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

Subscription revenue was $2.6 million and $6.7 million for the three and nine months ended September 30, 2012, respectively, compared with none in the same periods in 2011.  We started to earn revenue from cloud-based document review and production software products in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues increased by $3.7 million, or 29%, from $12.4 million to $16.1 million and $7.4 million, or 19%, from $39.2 million to $46.6 million for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011.

Services revenues increased $2.2 million, or 46%, from $4.8 million to $7.1 million and $2.1 million, or 12%, from $17.6 million to $19.7 million for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011. The increase for the three and nine months ended September 30, 2012 was primarily due to an increase in professional services revenues due to our acquisition of CaseCentral in February 2012 and an increase in training revenue as a result of higher demand for training classes related to new product releases that occurred in 2011 and early 2012.

Maintenance revenues increased $1.4 million, or 19%, from $7.6 million to $9.0 million and $5.3 million, or 25%, from $21.6 million to $26.9 million for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011. The increases were primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	Change %	2011	2012	Change %	2011
Cost of product revenues	$2,208	53%	$1,439	$5,795	33%	$4,349
Cost of subscription revenue	981	100%	—	2,850	100%	—

Cost of services and maintenance revenues:
Services revenue	6,111	29%	4,754	16,595	8%	15,396
Maintenance revenue	428	(31)%	619	1,491	(20)%	1,861
Total cost of services and maintenance revenues	6,539	22%	5,373	18,086	5%	17,257
Total cost of revenues	$9,728	43%	$6,812	$26,731	24%	$21,606

Share-based compensation included above:
Cost of product revenue	$25		$22	$72		$61
Cost of subscription revenue	$38		$—	$108		$—
Cost of services and maintenance revenue	$257		$228	$735		$698

Gross Margin Percentage
Products	87.3%		90.3%	85.5%		87.8%
Subscriptions	62.9%		—%	57.6%		—%
Services and maintenance	59.4%		56.8%	61.2%		55.9%
Total	73.1%		75.0%	71.3%		71.1%

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

Cost of product revenues increased $0.8 million or 53%, from $1.4 million to $2.2 million, and $1.4 million, or 33%, from $4.3 million to $5.8 million, for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.  The increases were primarily a result of higher sales of our forensic hardware products.

Product revenue gross margin for the three and nine months ended September 30, 2012 decreased to 87.3% and 85.5%, respectively, compared to 90.3% and 87.8% for the same periods in 2011. The decreases in gross margin percentage were primarily due to an increase in sales of forensic hardware products, which have lower margins.

Cost of Subscription Revenue

The cost of subscription revenue consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenue was $1.0 million and $2.9 million, for the three and nine months ended September 30, 2012, respectively, compared with none in the same periods in 2011, as the cloud-based document review and production software products did not become a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenue increased $1.2 million, or 22%, from $5.4 million to $6.5 million, for the three months ended September 30, 2012 and $0.8 million, or 5%, from $17.3 million to $18.1 million for the nine months ended September 30, 2012, respectively, as compared with the same periods in 2011.  The increase for the three months ended September 30, 2012 was primarily due to the increase in cost of services revenue of $1.4 million, or 29%, from $4.8 million to $6.1 million. This increase was primarily due to an increase in services costs due to the acquisition of CaseCentral in February 2012. The increase in cost of services revenue of $1.2 million, or 8%, from $15.4 million to $16.6 million for the nine months ended September 30, 2012 was primarily due to higher compensation costs associated with higher revenues and by an increase in costs due to the acquisition of CaseCentral in February 2012. Services and maintenance gross margin for the three and nine months ended September 30, 2012 increased to 59.4% and 61.2%, respectively, compared to 56.8% and 55.9% for the same periods in 2011. The increases in gross margin were primarily a result of higher gross margins on our services revenue due to an increase in utilization rates during the periods.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	Change %	2011	2012	Change %	2011
Selling and marketing expenses	$11,790	20%	$9,791	$30,341	14%	$26,606
Research and development expenses	$6,224	34%	$4,642	$17,807	25%	$14,211
General and administrative expenses	$5,351	29%	$4,143	$16,664	37%	$12,188
Depreciation and amortization expenses	$1,745	29%	$1,353	$5,335	37%	$3,881

Share-based compensation included above:
Selling and marketing expenses	$575		$396	$1,217		$1,305
Research and development expenses	$365		$322	$990		$1,107
General and administrative expenses	$377		$362	$1,103		$1,194

As a percentage of revenue:
Selling and marketing expenses	32.6%		35.9%	32.5%		35.6%
Research and development expenses	17.2%		17.0%	19.1%		19.0%
General and administrative expenses	14.8%		15.2%	17.9%		16.3%
Depreciation and amortization expenses	4.8%		5.0%	5.7%		5.2%

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

Selling and marketing expenses increased $2.0 million, or 20%, from $9.8 million to $11.8 million, and $3.7 million, or 14%, from $26.6 million to $30.3 million, for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011.  The increases in selling and marketing expenses for the three and nine months ended September 30, 2012 were driven primarily by an increase in headcount and related expenses as a result of the acquisition of CaseCentral in February 2012 as well as an increase in commission expense due to an increase in revenues during the periods.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings we increased the number of research and development personnel that we employ at September 30, 2012 compared to the same period in the prior year.

Research and development expenses increased $1.6 million, or 34%, from $4.6 million to $6.2 million, and $3.6 million, or 25%, from $14.2 million to $17.8 million, for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011. The higher expenses were driven primarily by an increase in headcount and related expenses, as a result of the acquisition of CaseCentral in February 2012.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased $1.2 million, or 29%, from $4.1 million to $5.4 million, and $4.5 million, or 37%, from $12.2 million to $16.7 million for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011. The increase in general and administrative expenses for the three months ended September 30, 2012 was primarily attributable to increased headcount and related expenses incurred in connection with the acquisition of CaseCentral in February 2012 and an increase in legal expenses related to a patent infringement complaint filed in 2011.  The increase for the nine months ended September 30, 2012, was primarily attributable to $2.4 million in costs related to the CaseCentral acquisition, legal fees related to a patent infringement complaint filed in 2011 and increased headcount and related expenses incurred in connection with the acquisition of CaseCentral partially offset by a charge in the first quarter of 2011 of $1.3 million related to certain state sales tax obligations including related interest and penalties.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased $0.4 million, or 29%, from $1.4 million to $1.7 million, and $1.5 million, or 37%, from $3.9 million to $5.3 million for the three and nine months ended September 30, 2012, respectively, as compared with the same period in 2011, primarily as a result of the amortization of intangibles assets and depreciation expense as a result of the acquisition of CaseCentral in February 2012.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three months ended September 30, 2012 we recorded expense of $9,000 as compared with income of $20,000 for the same period in 2011.  For the nine months ended September 30, 2012 we recorded expense of $10,000 as compared with income of $39,000 for the same period in 2011. The changes in both the three and nine months ended September 30, 2012 were primarily due to an increase in interest expense attributable to equipment leases related to the acquisition of CaseCentral in February, 2012.

Income Tax Provision

The Company recorded an income tax provision for the three and nine months ended September 30, 2012 of $22,000 and $231,000, respectively, as compared with the income tax provisions of $25,000 and $179,000 during the same periods in 2011. The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years. Our estimated effective tax rate was 6.3%, and 4.8% for nine months ended September 30, 2012 and 2011, respectively, which differs from the U.S. statutory rate of 34% primarily due to research and development credits, offset by the tax impact of certain share-based compensation charges that are not deductible for tax purposes, and the impact of providing a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have largely financed our operations from the cash flow generated from the sale of our products and services. As of September 30, 2012, we had $30.0 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately held a provider of cloud-based document review and production software for approximately $25.6 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $5.1 million. Depending on CaseCentral’s SaaS revenue over the three 12-month periods starting April 1, 2012, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholders with respect to those periods.  We incurred $2.0 million in acquisition-related costs. The transaction closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s condensed consolidated financial statements subsequent to that date.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2012 as compared with $1.6 million for the same period in 2011. The increase in net cash provided by operating activities for the nine months ended September 30, 2012  was primarily a result of a decrease in trade receivables of $3.1 million for the nine months ended September 30, 2012, compared to an increase of $5.8 million for the same period in 2011, and depreciation and amortization of $5.3 million for the nine months ended September 30, 2012 compared to $3.9 million for the same period in 2011, partially offset by a decrease in deferred revenues of $2.1 million for the nine months ended September 30, 2012 compared to an increase of $2.5 million for the same period in 2011 and a decrease in accrued liabilities of $1.3 million for the nine months ended September 30, 2012 compared to an increase of $1.2 million for the same period in 2011.

Net cash used in investing activities was $12.1 million for the nine months ended September 30, 2012, as compared with $1.9 million for the same period in 2011.  The increase in cash used in investing activities was primarily due to $9.6 million of cash used in funding the acquisition of CaseCentral in February 2012.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2012, as compared with net cash used in financing activities of $0.8 million during the same period in 2011. The change in cash provided by financing activities for the nine months ended September 30, 2012 was due primarily to $2.7 million from the proceeds of the exercise of stock options, as compared with $0.4 million during the same period in 2011.

On July 12, 2012, we entered into a Loan and Security Agreement with a bank.  The Loan Agreement creates a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit.  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to EBITDA of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  There are no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit as of September 30, 2012.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of September 30, 2012, we had three outstanding stand-by letters of credit in the amounts of $112,500, $338,400, and $1.2 million related to three of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, all secured by our revolving line of credit with a bank. There were no amounts outstanding under this line of credit at September 30, 2012 or December 31, 2011.

Contractual Obligations and Commitments

We have potential cash commitments of up to $33 million during the three 12-month periods starting April 1, 2012 related to contingent consideration that will be paid to former CaseCentral shareholders if certain revenue thresholds are achieved.  We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations. At September 30, 2012, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2011 was approximately $8.3 million, of which $3.8 million is due during 2012. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

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

During the nine months ended September 30, 2012, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company at the expiration of the two-year period.  The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014.  Payments of $0.5 million under the agreement were made during the three months ended September 30, 2012. The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

At September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Accounting standards updates effective after September 30, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Item 4.                                    Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint seeks injunctive relief barring the Company from the importation of products that allegedly infringe the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and, to reduce the number of claims it alleges the Company has infringed related to MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

On October 26, 2012, the ITC released an initial determination and order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This order is subject to appeal by MyKey and approval by the full commission of the ITC and the final determination is uncertain.

We intend to defend the MyKey matter vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

On March 19, 2012, Lone Star Document Management, LLC (“Lone Star”) filed a complaint against CaseCentral in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain SaaS applications of CaseCentral, which were acquired by us as a result of our acquisition of CaseCentral, infringe one of Lone Star’s patents relating to systems for proofing and reviewing multiple versions of a document simultaneously and notes or annotations made regarding that document.  The complaint seeks a permanent injunction, compensatory damages, interest, costs and attorneys’ fees. On September 19, 2012, the Company and Lone Star entered into a settlement and license agreement related to this matter, pursuant to which Lone Star forever and unconditionally agreed to a covenant not to sue the Company, released the Company from all claims, and granted the Company a royalty-free perpetual license to the patent.  The settlement costs and the Company’s legal costs related to the defense of the Lone Star matter were immaterial to the Company and fully indemnified by CaseCentral in accordance with the merger agreement by which the Company acquired CaseCentral.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such other legal proceedings or claims that are likely to have a material impact on our business.

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

As of September 30, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, we withheld approximately 10,000 and 142,000 common shares for the three and nine months ended September 30, 2012 from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans. We may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.                                   Exhibits

Exhibit Number	Description of Documents

10.1(1)	Separation Agreement and General Release, dated July 5, 2012, by and between Larry A. Gill and Guidance Software, Inc. (Exhibit 10.1)
10.2(2)	Loan and Security Agreement, dated July 12, 2012, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 10.1)
10.3(3)	Office Lease Agreement by and between 1055 East Colorado-Pasadena, CA L.P. and Guidance Software, Inc., dated July 26, 2012. (exhibit 10.1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                     Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012.

(2)                     Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2012.

(3)                     Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

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

Dated: November 2, 2012