Form 10-K
period 2012-12-31
Guidance Software, Inc.
filed 2013-02-21
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $76,754,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 11, 2013 there were approximately 25,600,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

TRADEMARKS

EnCase®, EnScript®, FastBloc®, EnCE®, EnCEP®, CEIC®, CaseCentral®, CaseCentral eDiscovery Cloud®, Guidance Software™ and Tableau™ are registered trademarks or trademarks owned by Guidance Software in the United States and other jurisdictions and may not be used without prior written permission. All other trademarks and copyrights referenced in this report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

EnCase® Enterprise provides organizations with in-depth visibility into laptops, desktops, and file servers in order to conduct internal investigations and to quickly determine the root cause of suspicious network activity. EnCase Enterprise is used in a wide variety of circumstances, including investigations of allegations of fraud or misconduct, intellectual property theft, and corporate policy compliance. In addition, EnCase Enterprise serves as a platform on which more powerful electronic discovery (“e-discovery”) and cybersecurity products, described below, are built.

EnCase® eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies. Following the acquisition of CaseCentral in February 2012, the e-discovery product portfolio spans from legal hold to identification, collection, preservation, processing, first pass review, and early case assessment (“ECA”) review and production capabilities.  The integrated offering deploys software intelligently, delivering the legal hold, identification, collection, preservation, and processing functions on-premise, at the customer site — close to the sources of data and the data custodians — and the ECA, review and production functions as SaaS in the Cloud, so that geographically dispersed inside and outside counsel can efficiently review collected documents without needing any special equipment or software other than a web browser and internet connectivity.

EnCase® Cybersecurity provides crucial IT security functionality to enterprises and government agencies through its incident response and sensitive data discovery capabilities.  The incident response capabilities provide organizations that have received an alert of suspicious network behavior with forensic-level visibility of the relevant endpoint data, valuable information from memory, and the ability to search the enterprise for identical or similar threats. These capabilities enable an organization to remediate any malicious code or processes running on the affected computers and to return the network to a trusted state. The sensitive data discovery capabilities enable organizations to rapidly identify IT assets (servers, desktops, laptops, etc.) holding sensitive data (such as credit card numbers, social security numbers, patient health information, and other personally identifiable information) in violation of legally mandated regulations, industry standards, and corporate policies. Further, they allow an organization to quickly remediate any identified violations and thereby improve compliance.

EnCase® Forensic, the industry-standard computer investigation solution, enables forensic practitioners to conduct efficient, forensically sound digital data collection and investigations. The EnCase Forensic solution lets examiners acquire data from a wide variety of devices, unearth potential evidence with disk level forensic analysis, and craft comprehensive reports on their findings, all while maintaining the integrity of the evidence.

Our Tableau™ product family of forensic hardware products including forensic duplicators, multiple write blockers and other hardware, complements our industry-leading software to fulfill the needs of the computer forensic community.

The widespread reliance on digital business processes and the explosive growth in the volume of electronic data have resulted in exposure to electronic data-related risks and created the need to properly conduct digital investigations. The global adoption of local area networks, wide area networks, e-mail and the Internet have increased communications within and between organizations and have created the ability to generate, store, share and distribute massive amounts of electronic information instantaneously without regard to physical location. While the adoption and reliance on these technologies has significantly increased productivity and lowered the cost of doing business for Global 2000 companies, government agencies and other organizations, it has also exposed organizations to many increasing areas of risk associated with the continued proliferation of electronic data. Organizations now are increasingly faced with the need to recover and analyze vast amounts of electronic data quickly and efficiently through processes we refer to as digital investigations. Digital investigations are conducted to address various electronic data-related needs, including:

•                          searching, collecting and processing litigation-related data, or responding to discovery requests for electronic data, or “e-discovery” requests, where a company must conduct a thorough yet timely review of electronic data in order to produce electronic documents or other digital evidence in connection with a particular civil or administrative proceeding;

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

We complement our product offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products. Our products are used by a wide variety of industries and some of the world’s best known technology, financial and insurance services, defense, energy, pharmaceutical, manufacturing, healthcare and retail companies. Our EnCase Enterprise customer base currently includes more than sixty-five percent of the Fortune 100 and more than forty percent of the Fortune 500, and we have sold our EnCase Forensic software to more than 1,000 enterprises and government and law enforcement agencies worldwide.

For the fiscal year ended December 31, 2012, we reported total revenues of $129.5 million, employed approximately 475 employees and conducted business in over 65 countries. We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

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

Business Strategy

Our business strategy is to develop and support superior solutions that enable corporate, government and law enforcement organizations to conduct thorough and effective computer investigations of any kind, including intellectual property theft, incident response, compliance auditing and responding to e-discovery requests, all while maintaining the forensic integrity of the data. A key driver behind this strategy is the development and introduction of new products and improvements to our existing products. Our goal is to develop more powerful, user friendly and affordable products without compromising on our technological commitment. We are focused on gaining more EnCase® Enterprise customers, and then offering them higher-value products, such as Encase eDiscovery and Encase Cybersecurity, that automate and enhance functionality in the enterprise forensics, e-discovery, and cybersecurity spheres. In addition, we are focused on continuing our leadership in computer forensics technology with innovative software and hardware for a complete forensic framework.

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective and precise digital investigations. Our EnCase® Enterprise software provides the foundation to build an enterprise investigation infrastructure. Furthermore, we believe our EnCase Forensic software is the industry standard for searching, collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings. Our forensic software and hardware products address the complete forensic process. We also offer a comprehensive array of investigative services and training to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

EnCase® Enterprise

EnCase Enterprise provides an investigative platform that enables an organization to search, collect, preserve and analyze data on the servers, desktops and laptops across the network. EnCase Enterprise enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to regulator requests or for civil litigation matters.

EnCase Enterprise serves as the platform for an enterprise investigative infrastructure, to which additional products can be added to enhance and automate the search, collection, preservation and analysis of data in order to accomplish specific business tasks such as: responding to electronic discovery requests; performing proactive, enterprise-wide data audits for sensitive information, including personally identifiable information, classified data, and intellectual property; and responding to and remediating network threats or intrusions. These products, which can be added to perform the functions above, include EnCase eDiscovery, and EnCase Cybersecurity.

EnCase® eDiscovery

EnCase eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies. Following the acquisition of CaseCentral in February 2012, the e-discovery product portfolio spans from legal hold to identification, collection, preservation, processing, first pass review, and early case assessment (“ECA”), review and production capabilities. Using a distributed, enterprise-wide scalable architecture, it collects and processes only potentially relevant data, and it preserves evidence and metadata in the court-validated EnCase Evidence File format to ensure complete chain of custody from the moment the legal hold is issued until documents are produced to the opposing party.  EnCase eDiscovery tracks activity at every step of the e-discovery process so that the status of projects can be viewed, audited, and communicated to others.  The ECA, review and production capabilities are available on a SaaS-basis and are performed in the Cloud, so that geographically dispersed inside and outside counsel can efficiently review collected documents without needing any special equipment or software other than a web browser and internet connectivity

Once the initial search has been conducted and the information has been collected, EnCase eDiscovery culls and processes the data to further reduce the volume of irrelevant or duplicate information. The solution distributes processing in an organized fashion so that several dozen machines can process terabytes of data without disrupting business and degrading network performance. The collected and processed data can then seamlessly be uploaded onto the available attorney review and production platform to complete the e-discovery process.

The integrated review and production platform is designed to overcome the disadvantages of traditional approaches to e-discovery review and production by:

•         Providing real time visibility and management oversight of the end-to-end e-discovery process;

•         Leveraging a unique multi-matter architecture that eliminates duplication of effort across cases and enabling e-discovery teams to re-use previous work product such as document coding and tagging or collected ESI; and,

•         Delivering a comprehensive e-discovery product that seamlessly uploads document sets and their associated metadata and attorney work product to a centralized legal repository.

EnCase eDiscovery offers:

•         A comprehensive, integrated e-discovery solution that exceeds corporate requirements for security, oversight, risk management, and compliance;

•         The fastest and most comprehensive collection and processing e-discovery product;

•         Both early and continuous case assessment, enabling legal teams to quickly obtain necessary facts at any time from pre-through post-collection phases;

•         The ability to use secure, scalable, cloud review and production capabilities while keeping collection and preservation close to data and its custodians;

•         Unparalleled search and identification capabilities for electronically stored information (ESI) across multiple digital platforms and devices; and

•         De-duplication across cases and comparison of current cases to previous matters to ensure that documents withheld in one matter are never produced in another.

The e-discovery market has been fragmented, lacking a fully integrated solution, and relying on multiple point solutions, which breeds inefficiencies, causes delays, increases risk and, ultimately, cost. Typically, in any given technology market, the introduction of integrated offerings drives broader technology adoption, and the e-discovery market should be no different. EnCase eDiscovery is the industry’s first fully integrated e-discovery solution. EnCase eDiscovery provides customers’ legal and IT teams with one integrated, unified software solution that delivers all of the functionality that organizations desire for in-house electronic discovery, including:

•         Legal hold;

•         Pre-collection analytics;

•         Identification, preservation and collection;

•         Processing and analysis;

•         Early and continuous case assessment; and

•         SaaS-based review and production.

EnCase® Cybersecurity

EnCase Cybersecurity is a security solution offering incident response and sensitive data discovery software capabilities.  Through its incident response capabilities, it reduces the risk of network breaches by providing the ability to expose, triage, and remediate threats that have escaped detection by layered security solutions and have infiltrated the enterprise; and by providing the ability to enforce data policy compliance on endpoints.  It is designed to determine the root cause and scope of any given event and provides forensic level visibility and analysis of endpoint data in order to find and remediate threats designed to evade layered security solutions, and return endpoints to a trusted state.

The EnCase Cybersecurity sensitive data discovery capabilities enable organizations to rapidly identify IT assets (servers, desktops, laptops, etc.) holding sensitive data (such as credit card numbers, social security numbers, patient health information, and other personally identifiable information) in violation of legally mandated regulations, industry standards, and corporate policies. Further, they allow an organization to quickly remediate any identified violations and return the network to a compliant state. With the ability to search memory and hard drives at the disk level, EnCase Cybersecurity can target and locate sensitive data no matter where, or in what manner, it is stored, and even if it has been deleted, resides in unallocated space, or is “in use”.

EnCase® Forensic

EnCase Forensic software is the industry leading tool for searching, collecting, preserving and analyzing computer forensic data and authenticating such data in court. EnCase Forensic enables an investigator to conduct the full array of forensic functions on a single machine while preserving the integrity of the evidence for future use in court. Used by investigators and consultants in law enforcement, government agencies, small businesses, consulting firms and corporations, EnCase Forensic software provides a robust way to authenticate, search and recover computer evidence rapidly and thoroughly.

EnCase® Portable

EnCase Portable is a triage and collection solution, delivered on a USB device, that allows forensic professionals and non-experts to quickly and easily triage and collect digital evidence in a forensically sound and court proven manner. It enables personnel not trained in computer forensics to forensically acquire documents, internet history and artifacts, images, and other digital evidence, including entire hard drives by connecting a USB device rather than a laptop. Also, law enforcement, government agencies, law firms and corporate customers can cost effectively, without a laptop, target systems that are not on the network or cannot be transported.  EnCase Portable leverages the powerful search and acquisition capabilities of EnCase software.

Tableau™ Hardware

Tableau hardware includes write blockers, forensic duplicators and storage devices.  Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase Forensic.  Tableau storage products, used in conjunction with write blockers or forensic duplicators, provide high performance, high availability storage for data acquired and produced during forensic examinations.

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

Implementation Services. We provide implementation and consulting services in connection with the deployment of our EnCase® Enterprise, EnCase eDiscovery, EnCase Cybersecurity and related software. Our implementation typically takes one to two weeks, during which we conduct performance tests to ensure full functionality and integration with existing systems in the organization and provide on-site training to ensure our customers can maximize the use of the technology.

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

Cloud Review Services.  We provide expertise and project management for single or multiple case reviews for our CaseCentral®  cloud based hosting platform.  We have industry leading experience in both managing large cases with hundreds of reviewers, as well as managing clients with thousands of cases through data targeting, initial review, production and trial preparation.

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

Training

Training educates thousands of students per year in computer forensics principles and the use of our EnCase® software products and methodology.  Because of the sensitive nature of digital investigations and the need to conduct digital investigations in a forensically sound manner, our users will typically take one or more of our courses. We provide an array of training courses on topics such as computer forensics, digital investigations, the proper use of our software products and the EnScript® programming language, which teach our customers’ IT and data security professionals the basic principles of computer forensics, train them on the basic and advanced capabilities of our software products and teach them to write EnScript programs. We have retained third-party training partners in order to provide training around the world.

We operate two training classrooms in Pasadena, California, two near Washington, D.C., one in Houston, Texas, one near Chicago, Illinois and two near London, England. In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central and South America, Europe, Africa, the Middle East and Asia/the Pacific Rim (as permitted by U.S. Export Regulations). In 2012, we conducted training classes in 41 different countries. In addition to offering courses in English, we have begun to localize our courses by converting the course content and manuals into other languages, and delivering the courses in those languages. To date, our training courses have been taught in German, Spanish, Korean, Romanian, Polish, Japanese, Hebrew, French, Arabic and Mandarin Chinese. We also offer online-training courses, called OnDemand training, that are available worldwide.

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

EnCE ® Certification

The EnCE program certifies the competency of public and private sector employees in the best practices of computer forensic investigations and in the proper use of EnCase® while conducting such investigations. In order to obtain EnCE certification, professionals must have at least 12 months of computer forensic experience or attended 64 hours of authorized computer forensic training and pass a dual-phase EnCE examination. EnCE certification acknowledges that professionals have mastered computer forensic investigation methodology as well as the use of EnCase during complex computer examinations. Our EnCE program is recognized by both the law enforcement and corporate communities as a symbol of in-depth computer forensics knowledge, and EnCE certification illustrates that an investigator is a skilled computer examiner. As of December 31, 2012, more than 4,000 people worldwide had achieved EnCE certification.

EnCEP ®  Certification

EnCase® Certified eDiscovery Practitioner (EnCEP®) program certifies private and public sector professionals in the use of EnCase eDiscovery software, as well as their proficiency in e-discovery planning, project management and best practices spanning legal hold to load file creation. EnCase eDiscovery is the leading e-discovery solution for the search, collection, preservation, and processing of ESI. Earning the EnCEP certification illustrates that a practitioner is skilled in the application of the solution to manage and successfully complete all sizes of e-discovery matters in accordance with the Federal Rules of Civil Procedure.

Sales and Distribution

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, Europe, the Middle East, Africa and Asia/the Pacific Rim.

Our revenue consists of product, subscription and service and maintenance fees from our customers and distributors.  Product revenue represented approximately 43%, 50% and 48% of our total revenue in fiscal years 2012, 2011 and 2010, respectively. Subscription revenue represented approximately 7% of our total revenue in fiscal year 2012 and none in fiscal years 2011 and 2010.  Revenue from service and maintenance represented approximately 50%, 50% and 52% of our total revenue in fiscal years 2012, 2011 and 2010, respectively.

Sales to customers outside the United States totaled $24.4 million, representing 19% of our total revenue in fiscal year 2012. For a geographic breakdown of our revenue and property and equipment, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Customers

Our customers include government agencies and global corporations in a wide variety of industries such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail. Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 200 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim. Sales to customers outside of the United States accounted for 19%, 19% and 15% of our revenues for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. The majority of our EnCase Forensic customers are national and local government agencies, law enforcement agencies, consultants and other organizations of the United States and foreign governments.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products. We conduct research on existing or new computer hardware or software technology to develop solutions for our law enforcement, government or corporate markets. We conduct research on file system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular customer deployment on other customer deployments. Our research and development expenses were $24.5 million, $18.9 million, and $17.0 million in 2012, 2011 and 2010, respectively.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. The market for software for electronic discovery is highly fragmented, and our EnCase® eDiscovery product competes against enterprise search and content management vendors such as HP, Autonomy and EMC, as well as electronic discovery point solutions from smaller, privately held companies. More generally, our EnCase® eDiscovery software competes against providers of outsourced electronic discovery services, such as FTI or Navigant. In the IT Security market, we believe our EnCase® Cybersecurity product provides certain unique capabilities, but we nevertheless compete for budget dollars against established IT security vendors such as Checkpoint and McAfee. In the computer forensics market we compete against a series of smaller, privately held companies, such as AccessData, X-ways Software and Paraben. Additionally, in the broader enterprise market we compete with forensic vendors including Access Data and security software solution vendors including McAfee and Symantec. With respect to our e-discovery solution, we compete against e-discovery point solutions such as StoredIQ, Clearwell and Nuix, information and content management vendors including HP, Autonomy (which acquired Iron Mountain’s Stratify and Mimosa’s assets), EMC (which acquired Kazeon), as well as other privately held companies. Our e-discovery solutions also compete against outsourced e-discovery alternatives whether e-discovery service providers or consulting companies, such as the Big 4 consulting/accounting firms and others, that offer services for traditional digital investigations and e-discovery in place of implementing a packaged software solution.

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

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have 19 issued patents and 14 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, CEIC®, EnCEP® and logo Guidance Software® in the United States.

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

In addition to our proprietary technology, we rely on technology that we license from third parties. During 2012, we agreed with Oracle to extend a license for a document viewer technology that we plan to incorporate in the next version of our products until November 2015. In addition, Oracle may terminate this license agreement prior to the expiration of its term if we fail to make timely payments or fail to comply with any other material term of the license. (See Risk Factors: “Our success depends in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business, financial condition and results of operations” in Item 1A of this Annual Report on Form 10-K).

Employees

As of December 31, 2012, we employed approximately 475 full-time employees, including approximately 125 in research and development, 130 in selling and marketing and 110 in services (including professional services and training). We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

Item 1A.                          Risk Factors

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties are described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Global market and economic conditions may adversely affect our business, results of operation and financial condition.

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2010, 2011 and 2012. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

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

The market for digital investigation software is new and is being developed largely through our efforts. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops.  Our ability to achieve our anticipated growth rate may be impacted by a contraction in the global economy.  If the market for such digital investigation software decreases, remains constant, or grows more slowly than we anticipate, we will not be able to maintain historical growth rates. Continued growth in the demand for our products is uncertain because of, among other things:

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

In addition, in order to be able to effectively execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, but primarily in selling and marketing, research and development, professional services, training and customer service. Competition in our industry for experienced and qualified personnel in these areas is extremely intense, especially for software developers with high levels of experience in designing and developing software products and sophisticated technical sales people experienced in selling our complex type of software products and selling into government agencies. In order to expand sales of EnCase® Enterprise, we may need to continue to hire highly qualified commissioned sales personnel to directly target potential EnCase Enterprise customers. These new commissioned sales personnel require several quarters of training and experience before being able to effectively market EnCase Enterprise, and, as a result of these hires, our sales and marketing expense may increase at a greater rate than our revenue, at least in the short term. The expense of hiring and training these commissioned sales personnel may never generate a corresponding increase in revenue. We may not be successful in attracting and retaining the necessary qualified personnel that our growth plan requires. In the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We expect to derive a significant amount of sales of EnCase® Enterprise from continuing demand for our EnCase® eDiscovery solution. However, widespread adoption of e-discovery best practices will require a shift in the way the legal community approaches discovery of electronic documents and other electronically stored data. Currently, most large scale electronic discovery projects are conducted by outsourced service providers that manually retrieve documents from each computer subject to review. These service providers have longstanding and entrenched relationships with the corporations that are subject to large-scale discovery inquiries or security breaches and the large law firms that are typically retained in connection with such discovery projects. Corporations and law firms may continue to prefer to use service providers because of these ongoing established relationships, and because the service providers are widely known and accepted within the legal community, and may resist adoption of our EnCase eDiscovery solution. Moreover, the expense of relying on an outsourced service provider may frequently be covered by the corporation’s insurance policy that is otherwise covering the expense of the litigation, including complying with requests for discovery, while implementation of EnCase Enterprise and our EnCase eDiscovery would require a significant unreimbursed capital expenditure by the corporation. The failure of corporations and law firms to adopt our EnCase eDiscovery solution for e-discovery could have a material adverse effect on our sales and results of operations.

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

Historically, we have derived substantially all of our license revenues from sales of our EnCase® Forensic and EnCase Enterprise product offerings. Although we have introduced new software modules, we expect that our EnCase Enterprise product offerings will account for the largest portion of our software product revenues for the foreseeable future. Although we have no reason to believe that sales of EnCase Forensic will decline in future periods, we believe that the degree of penetration for our EnCase Forensic product in the law enforcement market makes it unlikely that revenue from sales of EnCase Forensic will contribute dramatically to future revenue growth. For this reason, we are dependent on increased sales of EnCase Enterprise and related products to drive future growth.

As a result, if for any reason revenue from our EnCase Enterprise product offerings declines or does not increase as rapidly as we anticipate, our operating results and our prospects for growth will be significantly impaired. Further, if these products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our business will be adversely affected.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to our current or future software applications, trademarks or other proprietary rights. The legal framework for software patents is rapidly evolving and we expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows. In certain circumstances, the owners of proprietary software could make copyright and/or patent infringement claims against us in connection with such activity. Any such claims, whether meritorious or not, could be time consuming and difficult to defend against, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. Any of these claims could disrupt our business, make it difficult to add or retain important features in our products and have a material adverse effect on our financial condition and results of operations.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 17-Contingencies” in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We have developed many of our major products, including EnCase® eDiscovery and EnCase® Information Assurance, to function as applications running on the EnCase® Enterprise platform. We created these applications using the EnScript programming language. In order to enhance the attractiveness of EnCase to potential customers and position EnCase as a standard software for digital investigations, we have made available without charge the EnScript programming language, which permits users of EnCase to develop customized add-on features for their own or others’ use, and we have trained our customers on how to write add-on programs using the EnScript programming language, which is similar to Java or C++. As part of this strategy, we have encouraged the development of an active community of EnScript programmers similar to those which have emerged for other software products. While we believe widespread use of our EnScript programming language will ultimately create demand for our products, customers in the past have developed, and may in the future develop, software for use with EnCase using the EnScript programming language, rather than purchasing certain of our product offerings. Losses of sales to potential customers could have a material adverse impact on our revenues and results of operations.

Our success depends in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business, financial condition and results of operations.

Our future success depends in part on our ability to develop enhancements to our existing products and to introduce new products that keep pace with rapid technological developments and changes in customers’ needs. Although our products are designed to operate on a variety of network hardware and software platforms, we must continue to modify and enhance our products to keep pace with changes in network platforms, operating systems, software technology and changing customer demands. We may not be successful in developing and documenting these modifications and enhancements or in bringing them to market in a timely manner. Any failure of our products to operate effectively with future network platforms and technologies could reduce the demand for our products and result in customer dissatisfaction. In addition, our products incorporate document viewer technology that we license from Oracle USA, Inc. Our license agreement with Oracle expires in November 2015. We may be unable to replace this technology if Oracle terminates this license agreement or it expires, or if the Oracle technology becomes obsolete or incompatible with our products.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations via a global distribution and reseller channel which will increase our global reach but do so via an indirect sales model. For the years ended December 31, 2012, 2011 and 2010, we derived approximately 19%, 19%, and 15%, respectively, of our revenues from sales of products and services outside the United States.

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

Insiders control a substantial amount of our outstanding stock, and this may delay or prevent a change of control of our company or adversely affect our stock price.

As of February 15, 2013, our executive officers, directors and affiliated entities together beneficially own approximately 43% of our common stock outstanding, including approximately 39% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Tableau™  brand hardware products typically incorporate hundreds or more components from a wide range of manufacturing sources.  In some cases these components are “sole source”, so it is possible for a disruption at a single supplier to constrain or entirely halt production of one of more Tableau brand products, perhaps for an extended period.

Additionally, we use offshore contract manufacturing facilities for most of the assembly work related to Tableau brand hardware products.  A breakdown in international transportation or political or economic upheaval could negatively impact our ability to manufacture or transport products leading to a loss of hardware product revenue.

Our balance sheet contained intangible assets (net) and goodwill (net) totaling $27.0  million at December 31, 2012 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2012, we had $14.6 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (ASC 350) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2012, we had $12.4 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                  Properties

Our corporate headquarters is located in Pasadena, California, where we lease approximately 70,000 square feet in two locations. We also lease an additional approximately 78,000 square feet at facilities in: Houston, Texas; New York City, New York; Waukesha, Wisconsin; San Francisco, California; Dulles, Virginia; Chicago, Illinois; and near London, England. We also maintain a small regional facility in Singapore. These leases expire at various points through 2017.  In July 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease begins on August 1, 2013 and has an initial term of ten years and ten months. The Lease will allow the Company to consolidate its Pasadena operations into a single location.

Item 3.                                  Legal Proceedings

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims it alleges the Company has infringed related to MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This Order effectively ends the ITC proceeding.  On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.

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

On March 19, 2012, Lone Star Document Management, LLC (“Lone Star”) filed a complaint against CaseCentral in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain SaaS applications of CaseCentral, which were acquired by us as a result of our acquisition of CaseCentral, infringe one of Lone Star’s patents relating to systems for proofing and reviewing multiple versions of a document simultaneously and notes or annotations made regarding that document.  The complaint seeks a permanent injunction, compensatory damages, interest, costs and attorneys’ fees. On September 19, 2012, the Company and Lone Star entered into a settlement and license agreement related to this matter, pursuant to which Lone Star forever and unconditionally agreed to a covenant not to sue the Company, released the Company from all claims, and granted the Company a royalty-free perpetual license to the patent.  The settlement costs and the Company’s legal costs related to the defense of the Lone Star matter were immaterial to the Company and were fully indemnified by CaseCentral in accordance with the merger agreement by which the Company acquired CaseCentral.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$11.87	$5.88	$8.71	$6.50
Second Quarter	11.23	7.80	8.47	6.97
Third Quarter	11.95	8.80	8.58	5.74
Fourth Quarter	12.37	10.20	6.84	5.54

As of January 31, 2013, there were 19 holders of record of our common stock. On February 14, 2013, the last sale price reported on the NASDAQ Global Market for our common stock was $9.86 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2012, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

In addition to the repurchased shares outlined below, the Company withheld approximately 207,000, 204,000 and 86,400 common shares in 2012, 2011 and 2010, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Stock Performance Graph and Cumulative Total Return

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years with two indices: (i) the NASDAQ Composite Index (symbol: IXIC) and (ii) the NASDAQ Computer Index (symbol: IXK). The graph assumes an initial investment of $100 at the beginning of the five year period and that all dividends have been reinvested. No cash dividends have been declared on our common stock. The quotes were obtained from http://finance.yahoo.com. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.                                  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The selected consolidated balance sheet data as of December 31, 2012 and 2011 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2012, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and selected consolidated statement of operations data for the year ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$56,116	$52,345	$43,930	$34,068	$48,245
Subscription revenue	9,202	—	—	—	—
Services and maintenance revenue	64,152	52,256	47,970	40,822	43,221
Total revenues	129,470	104,601	91,900	74,890	91,466
Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	7,982	5,973	4,937	2,793	3,143
Cost of subscription revenue	3,722	—	—	—	—
Cost of services and maintenance revenue	24,733	22,453	19,874	17,898	22,805
Total cost of revenues (excluding amortization and depreciation, shown below)	36,437	28,426	24,811	20,691	25,948
Operating expenses:
Selling and marketing	42,278	36,992	35,947	36,475	39,714
Research and development	24,459	18,882	17,012	14,225	13,022
General and administrative	21,224	16,432	13,985	13,497	18,054
Depreciation and amortization	6,859	5,424	4,700	4,427	4,098
Total operating expenses	94,820	77,730	71,644	68,624	74,888
Operating (loss) income	(1,787)	(1,555)	(4,555)	(14,425)	(9,370)
Other income and expense:
Interest income	39	53	78	86	720
Interest expense	(72)	(9)	(5)	(10)	(49)
Other income, net	25	20	1	44	70
Total other income and expense	(8)	64	74	120	741
Income (loss) before income taxes	(1,795)	(1,491)	(4,481)	(14,305)	(8,269)
Income tax provision (benefit)	188	158	121	(380)	1,967
Net income (loss)	$(1,983)	$(1,649)	$(4,602)	$(13,925)	$(10,596)
Net income (loss) income per share:
Basic	$(0.08)	$(0.07)	$(0.20)	$(0.60)	$(0.46)
Diluted	$(0.08)	$(0.07)	$(0.20)	$(0.60)	$(0.46)
Weighted average number of shares used in per share calculations(1):
Basic	24,577	23,252	23,024	23,093	23,160
Diluted	24,577	23,252	23,024	23,093	23,160

	Year Ended December 31,
	2012	2011	2010	2009	2008
Non-Cash Share-Based Compensation Data(2):
Cost of product revenue	$101	$82	$54	$23	$36
Cost of subscription revenue	142	—	—	—	—
Cost of services and maintenance revenue	1,041	898	847	1,098	1,788
Selling and marketing	1,639	1,613	1,601	1,992	2,923
Research and development	1,428	1,373	1,192	1,320	1,433
General and administrative	1,500	1,566	1,493	1,510	2,796
Total non-cash share-based compensation	$5,851	$5,532	$5,187	$5,943	$8,976

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$32,606	$37,048	$27,621	$36,585	$36,006
Total assets	$100,574	$77,328	$67,440	$69,019	$78,844
Notes payable and capital leases	$574	$113	$192	$171	$163
Deferred revenues	$43,452	$39,582	$33,614	$36,088	$33,285
Total stockholders’ equity	$39,020	$24,311	$22,529	$23,462	$33,094

(1)                  See Note 4 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                  Non-cash compensation recorded in each of the five years ended December 31, 2012 relates to stock options granted to employees measured under the fair value method and includes costs related to nonvested share grants.

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

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our average transaction size. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”)  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase eDiscovery and EnCase Cybersecurity solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SAAS will comprise a substantial portion of our future revenues.

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

Summary of Results of Operations

Our total revenue for the year ended December 31, 2012 was $129.5 million, an increase of $24.9 million, or 24%, from 2011.  Product revenue was $56.1 million for the year ended December 31, 2012, an increase of $3.8 million, or 7%, from 2011.  Subscription revenue was $9.2 million for the year ended December 31, 2012, compared to none in 2011.  Services and maintenance revenue was $64.2 million for the year ended December 31, 2012, an increase of $11.9 million, or 23%, from 2011.  The increase in our total revenue for the year ended December 31, 2012 compared to 2011 was primarily due to sales of our new subscription based products due to our acquisition of CaseCentral in February 2012, increased services and maintenance revenue as a result of sustained increases in our installed product base and high annual renewals by our customers, and growth in the enterprise software market which lead to increased sales of our EnCase® Enterprise family of products.

Our net loss for the year ended December 31, 2012 was $2.0 million, or $0.08 per share, compared to a net loss of $1.6 million, or $0.07 per share, for 2011.  Our profitability is primarily dependent upon revenue from the sale of our products.  Cost of revenues for the year ended December 31, 2012 was $36.4 million, an increase of $8.0 million, or 28%, from 2011.  The increase was primarily the result of increased sales of subscription based products and professional services.  Profitability is also affected by the costs and expenses associated with developing, selling and marketing our products.  Operating expenses for the year ended December 31, 2012 were $94.8 million, an increase of $17.1 million, or 22%, from 2011, due primarily to increases in selling and marketing expenses, general and administrative expenses and research and development costs.

Sources of Revenue

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

	Year Ended December 31,
(Dollars in thousands)	2012	Change %	2011	Change %	2010
Product revenue	$56,116	7%	$52,345	19%	$43,930
Subscription revenue	9,202	100%	—	—	—
Services and maintenance revenues:
Professional services	18,058	20%	15,037	3%	14,609
Training	9,835	27%	7,728	—%	7,762
Maintenance	36,259	23%	29,491	15%	25,599
Total services and maintenance revenues	64,152	23%	52,256	9%	47,970
Total revenues	$129,470	24%	$104,601	14%	$91,900

Product Revenues

We generate product revenues principally from two product categories: Enterprise products and Forensic products.  Our Enterprise products include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, and EnCase® Cybersecurity. Our Forensic products include revenue related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales. Our Forensic products also include our Premium License Support Program (“PLSP”) product, which was sold on a subscription basis for a term of one or three years; sales of PLSP ended in June 2011 when we introduced EnCase® Forensic v7.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues increased by $3.8 million, or 7%, from $52.3 million for the year ended December 31, 2012 from 2011. The increase was primarily due to increases in Enterprise product revenues and Forensic hardware revenues, partially offset by lower Forensic software revenues.  Enterprise product revenues increased by $5.1 million, or 21%, from $24.8 million for the year ended December 31, 2012 from 2011, primarily due to an increase in the number of new EnCase® Enterprise customers resulting from additional functionality made available in our Enterprise products and an increase in sales to existing customers. During the year ended December 31, 2012 we added 358 new EnCase® Enterprise customers, as compared to 285 for the year ended December 31, 2011.  During 2012, 74% of Enterprise product revenues were the result of sales to existing customers, compared to 61% in 2011. Forensic hardware revenue increased by $3.7 million, or 44%, from $8.4 million for the year ended December 31, 2012 from 2011, primarily due to increased sales of new versions of our hardware products that were made available during the year.  The increases in Enterprise product revenues and Forensic hardware revenues were offset by a decrease in Forensic software revenues of $5.4 million, or 28%, from $19.0 million for the year ended December 31, 2012 from 2011.  The decrease in Forensic software revenues was due to the initial release of the latest version of our EnCase® Forensic product in June 2011, which generated increased demand for that product in 2011 as compared to 2012.

Product revenues increased by $8.4 million, or 19%, from $43.9 million for the year ended December 31, 2011 from 2010, primarily due to a $6.3 million, or 30%, increase in Forensic product revenues.  The increase in Forensic product revenues was due to a $3.1 million, or 19%, increase in forensic software revenues and a $3.2 million, or 62%, increase in forensic hardware revenues. The increase in forensic software revenues was primarily due to increased sales volume of the latest version of our EnCase® Forensic software product released in June 2011. The increase in forensic hardware revenues was primarily due to the inclusion of a full twelve months of sales in 2011 of the forensic hardware products that we acquired through our acquisition of Tableau in May 2010 as compared to our forensic hardware revenues in 2010, which included only approximately eight months of such sales.  Enterprise product revenues increased $2.1 million, or 9%, for the year ended December 31, 2011 from 2010. This increase was primarily attributable to increased sales to our customers resulting from additional functionality made available in our Enterprise products during the year.

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

Subscription revenues were $9.2 million for the year ended December 31, 2012, compared with none in 2011.  We started to earn revenue from cloud-based document review and production software products in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues increased $11.9 million, or 23%, from $52.3 million for the year ended December 31, 2012, from 2011.  Services revenues increased $5.1 million, or 23% from $22.8 million, for the year ended December 31, 2012, from 2011, primarily due to an increase of $3.0 million in professional services revenues related to our acquisition of CaseCentral in February 2012 and a $2.1 million increase in training revenue.  The increase in training revenue was primarily due to increased demand for training courses related to new product releases.  Maintenance revenues increased $6.8 million, or 23%, from $29.5 million for the year ended December 31, 2012, from 2011 primarily as a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products. In 2012 our installed product base increased primarily through the addition of 358 new EnCase Enterprise customers and sales of 106 new EnCase e-Discovery and EnCase Cybersecurity modules to existing EnCase Enterprise customers.

Services and maintenance revenues increased $4.3 million, or 9%, from $48.0 million for the year ended December 31, 2011, from 2010.  Services revenues increased $0.4 million, or 3%, for the year ended December 31, 2011, from 2010, primarily due to revenue from certain significant one-time consulting engagements performed during the first six months of 2011.  Maintenance revenues increased $3.9 million, or 15%, from $25.6 million for the year ended December 31, 2011, from 2010, primarily as a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products. In 2011 our installed product base increased primarily through the addition of 285 new EnCase Enterprise customers and sales of 106 new EnCase e-Discovery and EnCase Cybersecurity modules to existing EnCase Enterprise customers.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2012	Change %	2011	Change %	2010
Cost of product revenues	$7,982	34%	$5,973	21%	$4,937
Cost of subscription revenue	3,722	100%	—	—	—
Cost of services and maintenance revenues:
Professional services	16,681	18%	14,179	19%	11,903
Training	6,095	6%	5,735	5%	5,474
Maintenance	1,957	(23)%	2,539	2%	2,497
Total cost of services and maintenance revenues	24,733	10%	22,453	13%	19,874
Total cost of revenues	$36,437	28%	$28,426	15%	$24,811
Share-based compensation included above:
Cost of product revenue	$101		$82		$54
Cost of subscription revenue	$142		$—		$—
Cost of services and maintenance revenues	$1,041		$898		$847
Gross Margin Percentage
Products	85.8%		88.6%		88.8%
Subscription	59.5%		—%		—%
Services and maintenance	61.4%		57.0%		58.6%
Total	71.9%		72.8%		73.0%

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

Cost of product revenues increased by $2.0 million, or 34%, from $6.0 million for the year ended December 31, 2012, from 2011.  The increase was primarily a result of an increase in forensic hardware product revenues.  Product gross margin decreased slightly to 85.8% in 2012 from 88.6% in 2011 primarily due to a $3.7 million increase in sales of forensic hardware products to $12.1 million, or 21.6% of product sales. Forensic hardware sales have lower gross margins than our software products.

Cost of product revenues increased by $1.0 million, or 21%, from $4.9 million, for the year ended December 31, 2011, from 2010.  The increase was primarily a result of an increase in forensic hardware product revenues due to our acquisition of certain of the assets of Tableau in May 2010.  Product gross margin decreased slightly to 88.6% in 2011 from 88.8% in 2010 primarily due to a $3.2 million increase in sales of forensic hardware products to $8.4 million, or 16.1% of product revenues.  Forensic hardware sales have lower gross margins than our software products.

Cost of Subscription Revenues

The cost of subscription revenues consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenue was $3.7 million for the year ended December 31, 2012, compared with none in 2011, as the cloud-based document review and production software products did not become a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

The cost of services and maintenance revenues increased $2.3 million, or 10%, from $22.5 million for the year ended December 31, 2012, from 2011.  The increase in the cost of services and maintenance revenues for the year ended December 31, 2012 from 2011 was due primarily to an increase in costs added as a result of the acquisition of CaseCentral in February 2012. We added 10 employees to cost of services and maintenance from the CaseCentral acquisition.  Services and maintenance gross margin was 61.4% in 2012, compared to 57.0% in 2011.  The higher services and maintenance gross margin for the year ended December 31, 2012, from 2011, was a result of higher gross margins on our services revenue due the addition of higher-margin services through our acquisition of CaseCentral.

The cost of services and maintenance revenues increased $2.6 million, or 13%, from $19.9 million for the year ended December 31, 2011, from 2010.  The increase in the cost of services and maintenance revenues in 2011 from 2010 was due primarily to increases in compensation and related expenses, associated with higher revenues and higher utilization rates in our professional services organization, as well as an increase in third-party consultants on certain engagements. Third-party consultants, which are generally more expensive than our own professional services consultants, are used mostly when the demand for our own consultants exceeds our internal capacity.

Services and maintenance gross margin was 57.0% in 2011, compared to 58.6% in 2010.  The lower services and maintenance gross margin in 2011 was primarily a result of lower margins on services revenue in 2011, compared to 2010, which was primarily due to an increase in the number of third-party consultants used on certain professional engagements.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2012	Change %	2011	Change %	2010
Selling and marketing expenses	$42,278	14%	$36,992	3%	$35,947
Research and development expenses	$24,458	30%	$18,882	11%	$17,012
General and administrative expenses	$21,224	29%	$16,432	18%	$13,985
Depreciation and amortization expense	$6,859	26%	$5,424	15%	$4,700
As a percent of revenue:
Selling and marketing expenses	32.8%		35.4%		39.1%
Research and development expenses	18.9%		18.1%		18.5%
General and administrative expenses	16.4%		15.7%		15.2%
Depreciation and amortization expense	5.3%		5.2%		5.1%
Share-based compensation included above:
Selling and marketing expenses	$1,639		$1,613		$1,601
Research and development expenses	$1,428		$1,373		$1,192
General and administrative expenses	$1,500		$1,566		$1,493

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

Selling and marketing expenses increased $5.3 million, or 14%, from $37.0 million for the year ended December 31, 2012, from 2011. Approximately $3.7 million of the increase was due to higher compensation costs and other employee-related expenses associated with increased product revenues, while approximately $1.6 million of the increase was due to higher compensation and other employee-related expenses due to an increase in headcount in connection with the acquisition of CaseCentral in February 2012.

Selling and marketing expenses increased $1.0 million, or 3%, from $35.9 million for the year ended December 31, 2011, from 2010.  The increase was primarily due to higher compensation costs and related expenses associated with increased product revenues.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings we increased the number of research and development personnel that we employed during 2012 compared to 2011 and 2010.

Research and development expenses increased $5.6 million, or 30%, from $18.9 million for the year ended December 31, 2012, from 2011.  Approximately $3.6 million of the increase was due to compensation and other employee-related expenses increasing due to an increase in headcount in connection with the acquisition of CaseCentral in February of 2012. Approximately $2.0 million of the increase was due to higher compensation costs and other employee-related expenses associated with increased headcount due to the number of products in development.

Research and development expenses increased $1.9 million, or 11%, from $17.0 million for the year ended December 31, 2011, from 2010.  Approximately $1.5 million of the increase was driven by increased compensation and related expenses resulting from an increase in headcount during the year due to the number of products in development, and approximately $0.4 million of the increase was due to the acquisition of Tableau in May 2010.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased by $4.8 million, or 29%, from $16.4 million, for the year ended December 31, 2012, from 2011.  Approximately $2.5 million of the increase was due to acquisition and integration-related expenses incurred in connection with the acquisition of CaseCentral in February, 2012, approximately $1.3 million of the increase was due to an increase in legal fees primarily due to legal fees incurred in connection with patent infringement complaints filed in 2011,and approximately $2.3 million of the increase was due to increased compensation costs and other employee and facility-related expenses of which approximately $0.7 million was due to the CaseCentral acquisition. These increases were partially offset by a charge in the first quarter of 2011 of $1.3 million related to certain state sales tax obligations including related interest and penalties.

General and administrative expenses increased by $2.4 million, or 18%, from $14.0 million for the year ended December 31, 2011, from 2010. The increase was primarily attributable to a charge of $1.3 million related to certain state sales tax obligations including related interest and penalties, and an increase of $0.8 million in legal fees primarily incurred in connection with patent infringement complaints filed in 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets.  In 2012, 2011 and 2010, we invested $4.0 million, $2.1 million and $2.3 million, respectively, in capital equipment and leasehold improvements.

Depreciation and amortization expense increased $1.4 million, or 27%, from $5.4 million for the year ended December 31, 2012, from 2011, primarily as a result of the amortization of intangibles assets we acquired through our acquisition of CaseCentral in February 2012.

Depreciation and amortization expense increased $0.7 million, or 15%, from $4.7 million for the year ended December 31, 2011, from 2010, primarily as result of the amortization of intangible assets we acquired through our acquisition of certain of the assets of Tableau in May 2010.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the year ended December 31, 2012, we recorded expense of $8,000 as compared with income of $64,000 and $74,000 for the same periods in 2011 and 2010, respectively.  The change from 2011 to 2012 was primarily due to an increase in interest expense attributable to equipment leases related to the acquisition of CaseCentral in February 2012.  The change from 2010 to 2011 was primarily due to a decrease in interest income.

Income Tax Provision (Benefit)

The effective tax rate in years 2012, 2011, and 2010 was 10.5%, 10.6%, and 2.7%, respectively. In 2012, the effective tax rate differed from the federal statutory rate of 34% primarily due to the tax impact of reduction in our effective state income tax rate as a result of tax law changes, non-deductibility of certain acquisition related expenditures, deferred income tax adjustments, the tax impact of excess tax benefit of certain share-based compensation, and the impact of providing a valuation allowance against California research and development credits and deferred tax assets.  The effective tax rates in 2011 and 2010 differed from the federal statutory rate of 34% primarily due to the tax impact of certain share-based compensation charges that are not deductible for tax purposes, and the impact of providing a valuation allowance against deferred tax assets, partially offset by federal and California research and development credits.  See Note 8 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

Since inception, we have largely financed our operations from our cash flow from operations. In December 2006, we issued and sold 3,250,000 shares of our common stock at $11.50 per share, for net proceeds of $34.8 million in our initial public offering. We have largely financed our operations from the cash flow generated from the sale of our products and services. As of December 31, 2012, we had $32.6 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately held a provider of cloud-based document review and production software for approximately $21.1 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $0.6 million. Depending on CaseCentral’s SaaS revenue over the three 12-month periods starting April 1, 2012, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholders with respect to those periods.  We incurred $2.0 million in acquisition-related costs. The transaction closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s consolidated financial statements subsequent to that date.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $9.4 million in 2012, compared with $13.7 million in 2011.  The decrease in cash provided by operations was primarily a result of an increase in deferred revenue of $0.6 million in 2012 compared to an increase of $6.0 million in 2011, a decrease in accrued liabilities of $326,000 in 2012 compared to an increase of $1.8 million in 2011, partially offset by an increase in trade receivables of $0.9 million in 2012 compared to an increase of $3.2 million in 2011 and depreciation and amortization of $6.9 million in 2012 compared to $5.4 million in 2011.

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

Net cash used in investing activities was $13.7 million in 2012 compared to $2.1 million in 2011 and $13.0 million in 2010.  The increase in net cash used in investing activities in 2012 was primarily due to our acquisition of CaseCentral in February 2012.  The decrease in net cash used in investing activities in 2011 was due to the acquisition of Tableau in May 2010 for the net cash purchase price of $10.7 million.

Net cash used in financing activities was $172,000 in 2012 compared to $2.2 million in 2011 and $1.6 million in 2010.  Cash used in financing activities in 2012 included $2.1 million of common stock repurchased or withheld and $1.5 million of principal payments on capital leases and other obligations, partially offset by $3.4 million of proceeds from the exercise of stock options.  Cash used in financing activities in 2011 included $2.6 million of repurchases and withholding of common stock, partially offset by $0.5 million in proceeds from stock option exercises.  Cash used in financing activities in 2010 included $2.0 million of repurchases and withholdings of common stock, partially offset by $0.4 million in proceeds from stock option exercises and lower principal payments on our capital lease obligations.

On July 12, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank.  The Loan Agreement creates a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit.  The maximum principal amount of loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to EBITDA of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  There were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit as of December 31, 2012.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of December 31, 2012, we had three outstanding stand-by letters of credit in the amounts of $112,500, $338,400, and $1.2 million related to three of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, all secured by substantially all our assets.  The available borrowing under the Loan Agreement at December 31, 2012 is $5.2 million.

Contractual Obligations and Commitments

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period.  At December 31, 2012, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0.6 million and was included as a liability on our consolidated balance sheet.

At December 31, 2012, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$640	$453	$187	$—	$—
Non-cancelable operating lease obligations	$34,194	$3,770	$6,054	$5,586	$18,784
Purchase obligations	$2,044	$2,044	$—	$—	$—

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

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease begins on August 1, 2013 and has an initial term of ten years and ten months. The Lease will allow the Company to consolidate its Pasadena, California operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease.  The Company has two options to extend the Lease, each for a period of five years.

During the twelve months ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company at the expiration of the two-year period ending November 2014.  The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014.  Payments of $0.9 million under the agreement were made during the twelve months ended December 31, 2012. The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock. Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price. Repurchased shares are held in Treasury Stock and have not been retired. As of December 31, 2012, we had approximately $3.6 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld approximately 207,000, 204,000 and 86,400 common shares in 2012, 2011 and 2010, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. Withheld shares are held in Treasury Stock and have not been retired. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below and in Note 2 to our Consolidated Financial Statements, included herein at Item 8, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the twelve months ended December 31, 2012.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenues.  With the acquisition of CaseCentral in February of 2012, we now have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

When arrangements involve multiple elements that qualify as separate units of accounting, the consideration is allocated at inception of the arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes:  (1) vendor-specific objective evidence of fair value (“VSOE”), if available, (2) third-party evidence (“TPE”) if VSOE is not available, or (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

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

Product Revenues. The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

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

Subscription Revenues.  Customers pay subscription fees to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscription fees on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

Services and Maintenance Revenues. Services and maintenance revenue consists of professional services, training, and maintenance. Revenue from such services is generally recognized as the services are provided. Training revenues are either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenue is recognized ratably over the annual period. We refer to revenue related to technical product support and software updates on a when-and-if available basis as maintenance revenue, which is recognized ratably over the applicable contractual period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in each arrangement. We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee, is comparable to the normal pricing for maintenance-only renewals. Substantially all of our customers purchase maintenance support when they acquire new software licenses and substantially all renew their maintenance support contracts annually or otherwise.

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

We performed our annual impairment test for goodwill and indefinite-lived intangibles related to the Tableau acquisition as of April 30, 2012.  Goodwill was assessed at the reporting unit level for hardware products which is one level below our reportable segment level.  We determined the fair value of the reporting unit based on a discounted cash flow model.  The estimated fair value of the reporting unit exceeded its carrying value by a substantial margin.  We will perform our annual impairment test for goodwill related to the CaseCentral acquisition as of January 31, 2013.

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

The expected term (life) of stock option awards has been calculated using the “simplified method” because we lacked sufficient historical data to provide a reasonable basis to estimate the expected term. We lacked this historical data because of two factors: first, our 2004 Equity Incentive Plan (the “Plan”) was adopted in 2004 and we do not have a sufficient history of exercises and forfeitures over the typical 10-year life of our awards to predict future option holder behavior, which is critical in estimating an expected term for our options, and, second, we believe that our December 2006 initial public offering has likely changed the historical patterns that were experienced during the brief period of time from the Plan’s adoption to our initial public offering. The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate used in option valuation is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent expected terms. We use a dividend yield of zero in the Black-Scholes model, as we have no intention to pay any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation also requires that we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed.

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations. As of December 31, 2012, there was approximately $223,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.2 years and approximately $17.0 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $6.4 million in share-based compensation in 2013 related to options and restricted stock awards outstanding at December 31, 2012. See Note 13 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us beginning in 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

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

Interest Rate Risk. Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2012, is subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item  8.                              Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item  9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.                     Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls—Integrated Framework. Based on the results of this assessment, management (including our President and Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

Our management has not yet conducted an assessment of the internal control over financial reporting of CaseCentral. We completed the acquisition of CaseCentral on February 21, 2012, and it was not possible, given the timing of the acquisition, to conduct an assessment of CaseCentral’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal control over financial reporting. Accordingly, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2012 does not include the internal control over financial reporting of CaseCentral.  Included in our consolidated financial statements for the year ended December 31, 2012 were approximately $14.2 million of revenues from the sale of CaseCentral products, or 11% of our net revenues, and $1.3 million of our net loss was attributable to the operations of CaseCentral.  We intend to complete our evaluation of CaseCentral’s internal control over financial reporting within the required timeframe of one year from the date of acquisition.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012, issued by our independent registered public accounting firm, Deloitte & Touche LLP, appears on page F-2 of our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)
3.2(13)	Third Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)

4.1(1)	Investor’s Rights Agreement, dated as of September 26, 2003, by and between Guidance Software, Inc. and Matthew Healey. (Exhibit 4.1)
10.1(1)	Restated Lease Agreement, dated as of April 1, 2003, by and between Guidance Software, Inc. and The Walnut Plaza. (Exhibit 10.1)
10.2(9)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #
10.3(10)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #
10.4(12)	Amended and Restated Employment Agreement, dated February 23, 2011, by and between Guidance Software, Inc. and Victor Limongelli. #
10.5(3)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #
10.6(3)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #
10.7(3)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #
10.8(3)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #
10.9(4)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #
10.10(2)	Form of Tax Matters Agreement. (Exhibit 10.10)
10.11	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc., as amended February 29, 2012.
10.12(2)	Form of Indemnification Agreement. (Exhibit 10.13)
10.13(14)	Form of Second Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Appendix 1) #
10.14(6)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #
10.15(6)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #
10.16(7)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #
10.17(10)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #
10.18(10)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #
10.19(10)	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. (Exhibit 10.23) #
10.20(10)	Employment Agreement dated November 3, 2006 by and between Guidance Software, Inc. and Larry A. Gill. (Exhibit 10.24) #
10.21(15)	Separation Agreement and General Release, dated July 5, 2012, by and between Guidance Software, Inc. and Larry A. Gill. (Exhibit 10.1) #
10.22(16)	Offer Letter, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.22) #
10.23(16)	Employment Agreement, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.23) #
10.24(17)	Loan and Security Agreement, dated July 12, 2012, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 10.1)
10.25(18)	Agreement and Plan of Merger, dated as of February 7, 2012, by and among CaseCentral, Inc., Guidance Software, Inc., Cloud Acquisition Corp. and Shareholder Representative Services, LLC. (Exhibit 2.1)
10.26(19)	Office Lease Agreement by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated July 26, 2012. (Exhibit 10.1)
10.27	Employment Agreement dated June 1, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.28	Amendment to Employment Terms, dated November 5, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.29	Offer Letter, dated April 15, 2009, by and between Guidance Software, Inc. and Amanda Berger. #
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                  Incorporated by reference to Guidance Software Inc.’s Form S-1 Registration Statement (File No. 333-137381) filed on September 15, 2006.

(2)                  Incorporated by reference to Amendment No. 4 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed on November 22, 2006.

(3)                  Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

(4)                  Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on August 7, 2008.

(5)                  Incorporated by reference to Guidance Software Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

(6)                  Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on November 13, 2009.

(7)                  Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on November 24, 2009.

(8)                  Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

(9)                  Incorporated by reference to Guidance Software Inc.’s Definitive Proxy Statement filed on March 30, 2010.

(10)           Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

(11)           Incorporated by reference to Guidance Software Inc.’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2010.

(12)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 1, 2011.

(13)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 18, 2011.

(14)           Incorporated by reference to Guidance Software, Inc.’s Definitive Proxy Statement filed on March 23, 2012.

(15)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 9, 2012.

(16)           Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

(17)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 17, 2012.

(18)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 8, 2012.

(19)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 27, 2012.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Guidance Software, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying “Management Report on Internal Control Over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at CaseCentral, Inc., which was acquired on February 21, 2012 and whose financial statements include $14.2 million, or 11% of total revenues and $1.3 million, or 65.6% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2012.  Accordingly, our audit did not include the internal control over financial reporting at CaseCentral, Inc.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidance Software, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 21, 2013

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$32,606	$37,048
Trade receivables, net of allowance for doubtful accounts of $437 and $520, respectively	23,558	19,505
Inventory	2,008	1,394
Prepaid expenses and other current assets	3,106	2,209
Total current assets	61,278	60,156
Long-term assets:
Property and equipment, net	10,227	9,273
Intangible assets, net	12,411	3,754
Goodwill, net	14,632	3,711
Other assets	2,026	434
Total long-term assets	39,296	17,172
Total assets	$100,574	$77,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,058	$2,895
Accrued liabilities	12,929	9,774
Capital lease obligations	393	58
Deferred revenues	37,337	33,630
Total current liabilities	53,717	46,357
Long-term liabilities:
Rent incentives	730	498
Capital lease obligations	181	55
Deferred revenues	6,115	5,952
Contingent earn-out, net of current portion	569	—
Deferred tax liabilities	242	155
Total long-term liabilities	7,837	6,660
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,776,000 and 24,631,000 shares issued, respectively; 25,281,000 and 23,342,000 shares outstanding, respectively	25	23
Additional paid-in capital	93,037	74,297
Treasury stock, at cost, 1,495,000 and 1,288,000 shares, respectively	(8,644)	(6,594)
Accumulated deficit	(45,398)	(43,415)
Total stockholders’ equity	39,020	24,311
Total liabilities and stockholders’ equity	$100,574	$77,328

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product revenue	$56,116	$52,345	$43,930
Subscription revenue	9,202	—	—
Services and maintenance revenue	64,152	52,256	47,970
Total revenues	129,470	104,601	91,900

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	7,982	5,973	4,937
Cost of subscription revenue	3,722	—	—
Cost of services and maintenance revenue	24,733	22,453	19,874
Total cost of revenues (excluding amortization and depreciation, shown below)	36,437	28,426	24,811

Operating expenses:
Selling and marketing	42,278	36,992	35,947
Research and development	24,459	18,882	17,012
General and administrative	21,224	16,432	13,985
Depreciation and amortization	6,859	5,424	4,700
Total operating expenses	94,820	77,730	71,644

Operating income (loss)	(1,787)	(1,555)	(4,555)

Other income and expense:
Interest income	39	53	78
Interest expense	(72)	(9)	(5)
Other income, net	25	20	1
Total other income and expense	(8)	64	74

Income (loss) before income taxes	(1,795)	(1,491)	(4,481)
Income tax provision (benefit)	188	158	121
Net income (loss)	$(1,983)	$(1,649)	$(4,602)

Net income (loss) per common share—basic	$(0.08)	$(0.07)	$(0.20)
Net income (loss) per common share—diluted	$(0.08)	$(0.07)	$(0.20)

Shares used in the calculation of net income (loss) per common share—basic	24,577	23,252	23,024
Shares used in the calculation of net income (loss) per common share—diluted	24,577	23,252	23,024

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2010, 2011 and 2012

(in thousands)

							Total
			Additional				Stockholders’
	Common Stock		Paid-in	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2009	22,975	23	62,683	531	(2,080)	(37,164)	23,462
Share-based compensation	—	—	5,187	—	—	—	5,187
Exercise of stock options	95	—	441	—	—	—	441
Vesting of restricted stock awards	272	—	—	—	—	—	—
Common stock repurchased or withheld	(366)	—	—	366	(1,959)	—	(1,959)
2010 net loss	—	—	—	—	—	(4,602)	(4,602)
Balances at December 31, 2010	22,976	23	68,311	897	(4,039)	(41,766)	22,529
Share-based compensation	—	—	5,532	—	—	—	5,532
Exercise of stock options	99	—	454	—	—	—	454
Vesting of restricted stock awards	658	—	—	—	—	—	—
Common stock repurchased or withheld	(391)	—	—	391	(2,555)	—	(2,555)
2011 net loss	—	—	—	—	—	(1,649)	(1,649)
Balances at December 31, 2011	23,342	$23	$74,297	1,288	$(6,594)	$(43,415)	$24,311
Stock issued in acquisition	850	1	9,497				9,498
Share-based compensation			5,851				5,851
Exercise of stock options	647	1	3,392				3,393
Vesting of restricted stock awards	649						—
Common stock repurchased or withheld	(207)			207	(2,050)		(2,050)
2012 net loss						(1,983)	(1,983)
Balances at December 31, 2012	25,281	$25	$93,037	1,495	$(8,644)	$(45,398)	$39,020

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(1,983)	$(1,649)	$(4,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,859	5,424	4,700
Benefit for doubtful accounts	(47)	—	(48)
Share-based compensation	5,851	5,532	5,187
Deferred taxes	86	94	61
Loss on disposal of assets	85	—	35
Changes in operating assets and liabilities:
Trade receivables	(933)	(3,161)	1,159
Inventory	(614)	(407)	17
Prepaid expenses and other assets	131	(275)	25
Accounts payable	(285)	402	(775)
Accrued liabilities	(326)	1,795	2,351
Deferred revenues	570	5,967	(2,474)
Net cash provided by operating activities	9,394	13,722	5,636

Investing Activities:
Purchase of property and equipment	(4,022)	(2,116)	(2,317)
Proceeds from sale of property and equipment	—	—	1
Acquisition, net of cash acquired	(9,642)	—	(10,686)
Net cash used in investing activities	(13,664)	(2,116)	(13,002)

Financing Activities:
Proceeds from the exercise of stock options	3,393	454	441
Common stock repurchased or withheld	(2,050)	(2,555)	(1,959)
Principal payments on capital lease obligations	(1,515)	(78)	(80)
Net cash used in financing activities	(172)	(2,179)	(1,598)
Net (decrease) increase in cash and cash equivalents	(4,442)	9,427	(8,964)
Cash and cash equivalents, beginning of year	37,048	27,621	36,585
Cash and cash equivalents, end of year	$32,606	$37,048	$27,621

Supplemental disclosures of cash flow information:
Interest expense paid	$68	$2	$3
Income taxes paid	$47	$31	$117

Supplemental disclosures of non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$202	$75	$152
Capital lease obligations incurred to acquire assets	$131	$—	$101
Third party software financing	$1,800	$—	$—
Contingent consideration included in the purchase price of acquisition	$600	$—	$—
849,554 shares of common stock issued as part of the purchase price of acquisition	$9,498	$—	$—

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

Our main products are: EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location;  EnCase® eDiscovery, which automates the search, collection, preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Cybersecurity, which provides the ability to identify potential threats and analyze them, identify other advanced hacking techniques that evade traditional network or host-based defenses, provides investigative capabilities that target confidential or sensitive data, and mitigates risk by removing sensitive data from unauthorized locations;  EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings.  In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and in May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”). In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc..  In addition, we complement our offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and include the accounts of Guidance and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Amortization of Intangible Assets with Finite Lives

Intangible assets with finite lives are carried at the fair value of such assets at the time of acquisition.  With the exception of our customer relationships intangible assets, which are amortized on a double-declining basis, the acquisition date fair value of such assets are amortized on a straight-line basis over the estimated useful lives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing. At December 31, 2012, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $32.0 million as of December 31, 2012. At December 31, 2012, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenues.  With the acquisition of CaseCentral in February of 2012, we now have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

When arrangements involve multiple elements that qualify as separate units of accounting, the consideration is allocated at inception of the arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes:  (1) vendor-specific objective evidence of fair value (“VSOE”), if available, (2) third-party evidence (“TPE”) if VSOE is not available, or (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

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

Product Revenues. The timing of product revenue recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables, including software and hardware, are generally categorized into one of the following:

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

Subscription Revenues.  Customers pay subscription fees to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscription fees on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, that are determined monthly, are recognized when incurred.

Services and Maintenance Revenues. Services and maintenance revenue consists of professional services, training, and maintenance. Revenue from such services is generally recognized as the services are provided. Training revenues are either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenue is recognized ratably over the annual period. We refer to revenue related to technical product support and software updates on a when-and-if available basis as maintenance revenue, which is recognized ratably over the applicable contractual period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in each arrangement. We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee, is comparable to the normal pricing for maintenance-only renewals. Substantially all of our customers purchase maintenance support when they acquire new software licenses and substantially all renew their maintenance support contracts annually or otherwise.

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

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses, which were not material to any years presented, are included as a component of current period earnings.

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

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us beginning in 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

Note 3. Business Combinations

On February 21, 2012, we acquired CaseCentral Inc., a privately held cloud-based document review and production software-as-a-service provider for an aggregate purchase price of approximately $21.1 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million of our common stock, consisting of 849,554 shares valued at the market price of $11.18 per share on the closing date of the transaction, and contingent consideration which had a fair value of approximately $0.6 million as of the closing date of the transaction. Both the issuance of shares valued at $9.5 million and the contingent consideration of $0.6 million are reflected as noncash activities in the accompanying consolidated statements of cash flows for the year ended December 31, 2012.

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period.  At December 31, 2012, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0.6 million and was included as a liability on our consolidated balance sheet.  We incurred $2.0 million in acquisition-related costs during the year ended December 31, 2012 which were expensed as incurred and included in general and administrative expenses.

We acquired CaseCentral to extend our market leadership by delivering a complete and integrated platform solving the e-discovery needs of corporate and government customers. The CaseCentral acquisition closed on February 21, 2012 and the results of operations of CaseCentral have been included in the Company’s financial statements subsequent to such date.  CaseCentral’s revenues, expenses and net income included in the Consolidated Statements of Operations from the acquisition date through December 31, 2012, including amortization of the acquired intangible assets, were as follows (in thousands):

Year Ended December 31, 2012
Revenue	$14,244
Expense	(15,534)
Net loss	$(1,290)

The assets and liabilities of CaseCentral have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets has been recorded as goodwill. The fair value of net tangible assets other than deferred revenue approximates their carrying values on the date of acquisition.  The fair value assigned to deferred revenue was determined based on estimated costs to fulfill the underlying service obligation. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.  The acquisition transaction was a stock purchase in which the income tax attributes of CaseCentral carried over to the Company.  The estimated deferred income tax attributes of CaseCentral, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset.  Given CaseCentral’s history of reporting net losses, our management concluded that realization of the net deferred income tax asset acquired is not likely and therefore a valuation allowance was established to offset the entire net deferred income tax asset.  As a result, deferred income taxes are not reflected in the table below.  The goodwill recognized for CaseCentral is attributable to intangible assets acquired that do not qualify for separate recognition, expected synergies that are projected to increase revenue and profits and an assembled workforce. The assignment of the CaseCentral goodwill to our operating segments or reporting units has not been completed. The CaseCentral goodwill is not tax deductible.

The Company’s allocation of the purchase price related to contingent consideration, identifiable intangible assets, deferred revenue, and the effects of income taxes resulting from the transaction has been finalized.  The impact of adjustments to provisionally measured assets and liabilities are an increase in prepaids and other assets of $0.3 million, an increase in accounts payable and accrued expenses of $0.5 million, a decrease in intangible assets of $2.2 million, and a decrease in goodwill of $2.1 million and a decrease in contingent consideration measured as of February 21, 2012 (the acquisition date) of $4.5 million.  These adjustments had no impact on the consolidated statement of operations for the year ended December 31, 2012, and their impact for the unaudited interim periods in 2012 was not material; accordingly they are not presented retrospectively.  The final purchase price allocation is as follows (in thousands):

	Weighted Average Estimated Useful Life		Fair Market Values
Cash and cash equivalents			$1,400
Accounts receivable			3,072
Prepaids & other assets			1,240
Property and equipment			1,101
Identifiable intangible assets:
Core & developed technology	7	$4,700
Customer relationships	10	5,900
Trade name	3	300
Covenant not-to compete	5	200
Total identifiable intangible assets			11,100
Goodwill			10,921
Accounts payable and accrued expenses			(3,465)
Capital lease obligations			(929)
Deferred revenue			(3,300)
Total purchase price			$21,140

The following are the unaudited pro forma condensed consolidated financial statements of the combined entity for the years ended December 31, 2012 and 2011 assuming the business combination had occurred on January 1, 2012 and 2011, respectively (in thousands, except per share amounts).

	Year Ended December 31,
	2012	2011
Total revenues	$132,141	$124,181
Total net expenses	135,840	125,547
Income (loss) before income taxes	(3,699)	(1,366)
Income tax provision	188	158
Net income (loss)	$(3,887)	$(1,524)
Net income (loss) per share — basic and diluted	(0.16)	(0.07)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$(1,983)	$(1,649)	$(4,602)

Denominator:
Basic weighted average shares outstanding	24,577	23,252	23,024
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	24,577	23,252	23,024

Net income (loss) per share:
Basic	$(0.08)	$(0.07)	$(0.20)
Diluted	$(0.08)	$(0.07)	$(0.20)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,599,000, 3,866,000 and 5,500,000 shares as of December 31, 2012, 2011 and 2010, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth inventory by major classes:

	December 31,
	2012	2011
	(in thousands)
Components	$967	$565
Finished goods	1,041	829
Total inventory	$2,008	$1,394

Note 6.                       Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2012	2011
	(in thousands)
Leasehold improvements	$7,383	$7,687
Computer hardware and software	17,938	18,286
Office equipment and furniture	3,082	3,200
Leased computers and office equipment	550	680
Assets not yet placed in service	2,487	565
	31,440	30,418
Accumulated depreciation and amortization	(21,213)	(21,145)
Property and equipment, net	$10,227	$9,273

Depreciation and amortization expense related to property and equipment was $4.4 million, $4.1 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets related to our Tableau and CaseCentral acquisitions for impairment annually as of April 30 and January 31, respectively, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there has been no impairment charges related to such assets through December 31, 2012. We expect the goodwill assigned to our products segment to be deductible for tax purposes and the unassigned goodwill to not be deductible for tax purposes. The following table summarizes how goodwill is assigned to our reporting segments (in thousands):

	Products	Subscription	Services	Maintenance	Unassigned	Total
Goodwill balance, December 31, 2010	$3,711	$—	$—	$—	$—	$3,711
Additions	—	—	—	—	—	—
Goodwill balance, December 31, 2011	$3,711	$—	$—	$—	$—	$3,711
Additions	—	—	—	—	10,921	10,921
Goodwill balance, December 31, 2012	$3,711	$—	$—	$—	$10,921	$14,632

The goodwill arising from the acquisition of CaseCentral is classified as unassigned in the table above as the allocated methodology has not been completed.

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

The following table summarizes goodwill and indefinite-lived intangible assets (in thousands):

	Goodwill	In-Process Research and Development	Total
Balance, December 31, 2010	$3,711	$1,015	$4,726
Additions	—
Reclassed to developed technology	—	(683)	(683)
Balance, December 31, 2011	$3,711	$332	$4,043
Additions	10,921	—	10,921
Reclassed to developed technology	—	(332)	(332)
Balance, December 31, 2012	$14,632	$—	$14,632

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized on a straight line basis over their estimated useful lives.

Amortization expense for intangible assets with finite lives was $2.4 million, $1.3 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(867)	$4,933	$1,100	$(181)	$919
Existing and developed technology	2,300	(1,648)	652	1,968	(1,260)	708
Customer relationships	6,475	(1,353)	5,122	575	(283)	292
Trade names	2,100	(562)	1,538	1,800	(297)	1,503
Covenant not-to-compete	200	(34)	166	—	—	—
Total	$16,875	$(4,464)	$12,411	$5,443	$(2,021)	$3,422

The following table summarizes the estimated remaining amortization expense through the year 2016 and thereafter (in thousands):

Year ending	Amortization Expense
2013	$2,268
2014	2,071
2015	1,744
2016	1,591
2017	1,487
Thereafter	3,250
Total amortization expense	$12,411

Note 8.                       Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$—	$(3)	$—
State	52	27	29
Foreign	50	40	31
	102	64	60
Deferred:
Federal	75	84	54
State	11	10	7
	86	94	61
	$188	$158	$121

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Federal income tax benefit at statutory rate	$(610)	$(507)	$(1,523)
State income taxes, net of federal benefit	(350)	(295)	(300)
Foreign income taxes, net of federal benefit	33	40	20
Share-based compensation	(110)	272	656
Change in valuation allowance affecting income tax expense	717	994	1,510
Research and development tax credits	—	(478)	(356)
Nondeductible meal and entertainment expense	109	108	109
Nondeductible stock acquisition related expense	392	—	—
State tax law changes	383	—	—
Deferred income tax adjustments	(360)	—	—
Other, net	(16)	24	5
	$188	$158	$121

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,725	$1,700
Deferred revenues	1,196	1,594
Share-based compensation	3,704	3,328
Tax credits	3,663	3,290
Net operating losses	14,172	5,080
Depreciable assets	634	—
Intangible assets	—	649
Prepaids/other	164	—
Total deferred tax assets	25,258	15,641
Deferred tax liabilities:
Intangible assets	(2,697)	—
Goodwill	(242)	(155)
Depreciable assets	—	(1,189)
Total deferred tax liabilities	(2,939)	(1,344)
Net deferred tax assets prior to valuation allowance	22,319	14,297
Valuation allowance	(22,561)	(14,452)
Net deferred tax liabilities	$(242)	$(155)

Our foreign income is not a material component of total income or (loss) before provision for income taxes.  We intend to reinvest the earnings of our non-U.S. subsidiary in its operation.  Undistributed earnings in our foreign subsidiary are not significant as of December 31, 2012.

As of December 31, 2012, our valuation allowance increased $8.0 million from $14.5 million as of December 31, 2011.  We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets. In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.  A cumulative taxable loss in recent years makes it more difficult for us to realize our deferred tax assets. We have had three years of cumulative U.S. tax losses and can no longer rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets. As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

As of December 31, 2012, we have federal and state research and development tax credit carryforwards of approximately $2.1 million and $2.9 million, respectively. The federal tax credits begin to expire in 2026. The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2012, our federal and state net operating loss carryforwards for income tax purposes are approximately $39.6 million and $23.6 million, respectively, which expire at various dates through 2032.  Our federal and California NOLs have increased significantly during the year as a result of acquired NOL carryforwards through our stock acquisition of CaseCentral Inc. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations as defined in section 382 of the Internal Revenue Code, as amended.

Included in the NOL deferred tax asset above is approximately $2.2 million of deferred tax asset attributable to excess stock option deductions.  Due to a provision within ASC Topic 718, Compensation — Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows ASC 740 ordering to determine when such NOL has been realized.

We file income tax returns with the Internal Revenue Service, and the taxing authorities of various state and foreign jurisdictions. We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. A reconciliation of our total unrecognized tax benefits at December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$445	$297	$—
Additions based on tax positions in the current period	62	148	297
Additions based on tax positions in prior periods	—	—	—
Reductions based on tax positions in prior periods	—	—	—
Settlements	—	—	—
Expiration of statutes	—	—	—
Balance at end of year	$507	$445	$297

Our unrecognized tax benefit as of December 31, 2012 is $0.5 million. We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for tax years 2010 through 2012 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our consolidated balance sheets. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate. Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Amounts accrued or paid for interest and penalties were insignificant in 2012, 2011 and 2010.

Note 9.                       Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank.  The Loan Agreement creates a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  There are no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit as of December 31, 2012.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of December 31, 2012, we had three outstanding stand-by letters of credit in the amounts of $112,500, $338,400, and $1.2 million related to three of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, all secured by substantially all our assets. There were no amounts outstanding under this line of credit at December 31, 2012 or December 31, 2011.  The available borrowing under the Loan Agreement at December 31, 2012 is $5.2 million.

Note 10.                Related Party Transactions

Certain of our stockholders guarantee an obligation due under one of our operating leases (Note 11).

Note 11.                Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2024. The present value of the remaining future minimum lease payments under capital leases is recorded in the consolidated balance sheets. The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Minimum Lease Payments
2013	453	3,770	4,223
2014	174	2,687	2,861
2015	13	3,367	3,380
2016	—	2,774	2,774
2017	—	2,812	2,812
Thereafter	—	18,784	18,784
Total	$640	$34,194	$34,834
Less amounts representing interest (2.5%—8.0%)	(66)
	$574

Rent expense related to operating leases for 2012, 2011 and 2010 was approximately $5.2 million, $3.4 million and $3.7 million, respectively. As of December 31, 2012 and 2011, we did not have sublease rental income. One operating lease is guaranteed by certain stockholders of the Company.

Note 12.                Equity Incentive Plan

At our 2012 Annual Meeting of Stockholders, our stockholders approved the Second Amendment (the “Second Amendment”) to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Second Amendment amended the Plan to: increase the aggregate number of shares of our common stock available for awards under the Plan by an additional 2,500,000 shares, from 9,088,313 shares to a total of 11,588,313 shares; prohibit the re-pricing of stock options and the cancellation of underwater options in exchange for cash payments or other awards, without the approval of our stockholders; provide that shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will count against the limit of shares available for awards under the Plan; and modify the initial and annual equity award grants to our non-employee directors.  The Second Amendment was approved by our Board of Directors in March 2012, and approved by our stockholders at our 2012 Annual Meeting of Stockholders on May 9, 2012.  At December 31, 2012, approximately 2,419,000 shares were available for grant as options or nonvested share awards under the Plan.

The Guidance Software, Inc. First Amended and Restated 2004 Equity Incentive Plan originally became effective on November 10, 2006 and was amended on March 17, 2008 and February 13, 2009 to provide for certain annual equity award grants to non-employee members of the Company’s Board of Directors.  At the Company’s 2008 Annual Meeting of Stockholders, the stockholders approved an amendment to the First Amended and Restated 2004 Equity Incentive Plan that accelerated to July 1, 2008 the automatic increase in the number of shares available under the plan that was scheduled to occur on January 1, 2009.  On April 22, 2010, the stockholders approved the Plan which amended and restated the First Amended and Restated 2004 Equity Incentive Plan.  The Plan was initially amended on April 22, 2010 to modify the vesting schedule of the grants of annual restricted stock to non-employee directors.

Stock Options

The terms of the options granted under the Second Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,785,000	$8.67	6.7	$1,237,000
Granted	327,000	5.42
Exercised	(95,000)	4.63
Forfeited or expired	(378,000)	9.74

Outstanding, December 31, 2010	3,639,000	$8.37	6.1	$4,432,000
Granted	4,000	6.92
Exercised	(99,000)	4.57
Forfeited or expired	(167,000)	10.15

Outstanding, December 31, 2011	3,377,000	$8.39	5.1	$2,884,000
Granted	—
Exercised	(647,000)	5.25
Forfeited or expired	(192,000)	11.06

Outstanding, December 31, 2012	2,538,000	8.99	4.3	$8,312,000

Exercisable, December 31, 2012	1,867,000	$8.33	3.9	$7,142,000

We define in-the-money options at December 31, 2012 as options that had exercise prices that were lower than the $11.87 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,651,000 options that were in-the-money at that date, of which 1,517,000 were exercisable. The total intrinsic value of stock options exercised, determined as of the date of exercise, was $3,437,000, $315,000 and $104,000 during the years 2012, 2011 and 2010, respectively.

The following summarizes information about options unvested at December 31, 2012 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options expected to vest	658,000	$10.92	5.4	$1,089,000

Restricted Stock Awards

During 2007, we began issuing restricted stock awards to certain directors, officers and employees under the Plan. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2009	1,043,000	$7.27
Granted	1,280,000	5.75
Vested and issued	(272,000)	7.56
Forfeited	(190,000)	6.59

Outstanding, December 31, 2010	1,861,000	6.25
Granted	1,165,000	6.76
Vested and issued	(658,000)	7.39
Forfeited	(458,000)	6.29

Outstanding, December 31, 2011	1,910,000	6.16
Granted	1,614,000	9.93
Vested and issued	(650,000)	6.21
Forfeited	(363,000)	7.97

Outstanding, December 31, 2012	2,511,000	$8.31

The total grant date fair value of shares vested under such grants during 2012, 2011 and 2010 was $4,033,000, $4,866,000, and $2,053,000, respectively.

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

The fair values of awards granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (no stock option awards have been issued since January 2011):

	Year Ended December 31,
	2011	2010
Risk-free interest rate	2.40%	2.86%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25
Volatility	65.5%	56.2%
Weighted average grant date fair value	$4.27	$3.04

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” as defined by Compensation-Stock Compensation because, due to the limited time our common stock had been publicly traded as of the stock option grant dates, we lacked sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

The following table summarizes the share-based compensation expense we recorded:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Stock option awards	$343	$1,256	$1,856
Restricted stock awards	5,508	4,276	3,331
Share-based compensation expense	$5,851	$5,532	$5,187

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of product revenue	$101	$82	$54
Cost of subscription revenue	142	—	—
Cost of services and maintenance revenue	1,041	898	847
Selling and marketing	1,639	1,613	1,601
Research and development	1,428	1,373	1,192
General and administrative	1,500	1,566	1,493
Total non-cash share-based compensation	$5,851	$5,532	$5,187

As of December 31, 2012, there was approximately $0.2 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.2 years and approximately $17.0 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years. We expect to record approximately $6.4 million in share-based compensation in 2013 related to options and restricted stock awards outstanding at December 31, 2012.

Note 14.                Other Employee Benefit Plans

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 15% of their semi-monthly earnings, up to the maximum limit set by the IRS each year. We match $0.50 on each dollar up to 6% of the employee’s semi-monthly contribution. Additionally, the Company may make discretionary contributions to the Plan regardless of profitability. In 2010, we reinstated the Company matching contribution under the 401(k) plan that was temporarily suspended in July 2009. We recorded contribution related expense of approximately $950,000, $766,000 and $324,000 in the years 2012, 2011 and 2010, respectively.

Note 15.                Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2012, we had approximately $3.6 million remaining under this authorization. Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program may be discontinued at any time. During 2011, we repurchased 186,977 shares under this program. Additionally, for the years ended December 31, 2012 and 2011 we withheld approximately 207,000 and 204,000 common shares from employees for personal income tax purposes upon the vesting of restricted stock awards. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

Note 16.                Fair Value Measurements

In accordance with Fair Value Measurements and Disclosures (ASC 820) for financial assets and liabilities measured at fair value on a recurring basis.  Fair Value Measurements and Disclosures (ASC 820) requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures(ASC 820) establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data.  Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	19,671	19,671	—	—
Total assets	$25,670	$25,670	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$31,636	$31,636	$—	$—
Total assets	$31,636	$31,636	$—	$—

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

The change in fair value of the contingent consideration from the final purchase price allocation established as of February 21, 2012, which was the date the Company acquired CaseCentral, was not material (see Note 3).  The current liability is included in the Consolidated Balance Sheets in accrued liabilities and the non-current portion is included in contingent earn-out, net of current portion.

Note 17.                Contractual Obligations, Commitments and Contingencies

Office Lease

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease commences on August 1, 2013 and expires May 2024. The Lease will allow the Company to consolidate its Pasadena operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease. The Company has two options to extend the Lease, each for a period of five years.

Third-party Software License

During the year ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015. The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company after the expiration of the two-year period ending November 2014. The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014. Payments of $0.9 million under the agreement were made during the year ended December 31, 2012. The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims it alleges the Company has infringed related to MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This Order effectively ends the ITC proceeding.  On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.

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

On March 19, 2012, Lone Star Document Management, LLC (“Lone Star”) filed a complaint against CaseCentral in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain SaaS applications of CaseCentral, which were acquired by us as a result of our acquisition of CaseCentral, infringe one of Lone Star’s patents relating to systems for proofing and reviewing multiple versions of a document simultaneously and notes or annotations made regarding that document.  The complaint seeks a permanent injunction, compensatory damages, interest, costs and attorneys’ fees. On September 19, 2012, the Company and Lone Star entered into a settlement and license agreement related to this matter, pursuant to which Lone Star forever and unconditionally agreed to a covenant not to sue the Company, released the Company from all claims, and granted the Company a royalty-free perpetual license to the patent.  The settlement costs and the Company’s legal costs related to the defense of the Lone Star matter were immaterial to the Company and were fully indemnified by CaseCentral in accordance with the merger agreement by which the Company acquired CaseCentral.

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

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit. As a result, we estimated an incremental sales tax liability of approximately $1.3 million, including interest and penalties of approximately $300,000, where applicable. The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. The estimated liability is recorded in accrued liabilities on the accompanying consolidated balance sheets and general and administrative expenses in 2011.

Note 18.    Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have five operating segments, as summarized below:

•                  Products segment—Includes EnCase® Enterprise, EnCase® eDiscovery, EnCase® Cybersecurity, EnCase® Forensic, EnCase® Portable, Premium License Support Program and hardware sales.

•                  Subscription segment—Subscription services for cloud-based document review and production software.  The subscription segment is new as of February 2012 due to our acquisition of CaseCentral.

•                  Professional services segment—Performs consulting services and implementations.

•                  Training segment—Provides training classes by which we train our customers to effectively and efficiently use our software products.

•                  Maintenance segment—Includes maintenance related revenue.

We present the revenue generated by our services and maintenance segments, collectively. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit. The following tables present the results of operations for each operating segment (in thousands):

	Year Ended December 31, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$56,116	$9,202	$18,058	$9,835	$36,259	$129,470
Cost of revenues	7,982	3,722	16,681	6,095	1,957	36,437
Segment profit	$48,134	$5,480	$1,377	$3,740	$34,302	93,033
Total operating expenses						94,820
Operating loss						$(1,787)

	Year Ended December 31, 2011
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$52,345	$—	$15,037	$7,728	$29,491	$104,601
Cost of revenues	5,973	—	14,179	5,735	2,539	28,426
Segment profit	$46,372	$—	$858	$1,993	$26,952	76,175
Total operating expenses						77,730
Operating loss						$(1,555)

	Year Ended December 31, 2010
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$43,930	$—	$14,609	$7,762	$25,599	$91,900
Cost of revenues	4,937	—	11,903	5,474	2,497	24,811
Segment profit	$38,993	$—	$2,706	$2,288	$23,102	67,089
Total operating expenses						71,644
Operating loss						$(4,555)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues:
US	$105,065	$84,769	$77,696
Europe	13,132	12,042	8,304
Asia	6,176	3,406	2,115
Other	5,097	4,384	3,785
	$129,470	$104,601	$91,900

At December 31, 2012, 2011 and 2010, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $9.9 million, $8.8 million and $10.9 million, respectively. At December 31, 2012, 2011 and 2010, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $333,000, $435,000 and $467,000, respectively.  No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

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

	(in thousands, except share data)
	Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Total revenues	$36,242	$36,141	$31,068	$26,019	$29,875	$27,258	$23,891	$23,577
Total cost of revenues	9,706	9,728	9,284	7,719	6,820	6,812	7,211	7,583
Gross profit(1)	26,536	26,413	21,784	18,300	23,055	20,446	16,680	15,994
Total operating expenses	24,673	25,110	23,264	21,773	20,844	19,929	18,008	18,949
Operating income (loss)	1,863	1,303	(1,480)	(3,473)	2,211	517	(1,328)	(2,955)
Total other income and expense	2	(9)	(8)	7	25	20	13	6
Income (loss) before income taxes	1,865	1,294	(1,488)	(3,466)	2,236	537	(1,315)	(2,949)
Income tax (benefit) provision	(43)	22	75	134	(21)	25	58	96
Net income (loss)	$1,908	$1,272	$(1,563)	$(3,600)	$2,257	$512	$(1,373)	$(3,045)
Net income (loss) per common share:
Basic	$0.08	$0.05	$(0.06)	$(0.15)	$0.10	$0.02	$(0.06)	$(0.13)
Diluted	$0.07	$0.05	$(0.06)	$(0.15)	$0.09	$0.02	$(0.06)	$(0.13)
Weighted average shares outstanding used in the calculation of net income (loss) per common share:
Basic	25,168	24,988	24,767	23,854	23,361	23,355	23,248	23,041
Diluted	26,864	26,543	24,767	23,854	24,265	24,501	23,248	23,041

(1)         Excluding amortization and depreciation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2013

Guidance Software, Inc.

	By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VICTOR T. LIMONGELLI	President, Chief Executive Officer and Director	February 21, 2013
Victor T. Limongelli	(Principal Executive Officer)

/s/ BARRY J. PLAGA	Chief Financial Officer (Principal Financial	February 21, 2013
Barry J. Plaga	Officer)

/s/ RASMUS VAN DER COLFF	Chief Accounting Officer (Principal Accounting	February 21, 2013
Rasmus Van Der Colff	Officer)

/s/ SHAWN MCCREIGHT	Chairman and Chief Technology Officer	February 21, 2013
Shawn McCreight

/s/ KATHLEEN O’NEIL	Director	February 21, 2013
Kathleen O’Neil

/s/ JEFF LAWRENCE	Director	February 21, 2013
Jeff Lawrence

/s/ STEPHEN C. RICHARDS	Director	February 21, 2013
Stephen C. Richards

/s/ ROBERT G. VAN SCHOONENBERG	Director	February 21, 2013
Robert G. van Schoonenberg

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2010	$1,000	$(48)	$—		$(394)	$558
Year ended December 31, 2011	$558	$—	$—		$(38)	$520
Year ended December 31, 2012	$520	$(47)	$(26)		$(10)	$437

Deferred tax asset valuation allowance:
Year ended December 31, 2010	$11,948	$1,510	$—		$—	$13,458
Year ended December 31, 2011	$13,458	$994	$—		$—	$14,452
Year ended December 31, 2012	$14,452	$8,109	$—	$		$22,561