Form 10-Q
period 2013-03-31
Guidance Software, Inc.
filed 2013-05-08
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 30, 2013, there were approximately 28,172,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item  1.                               Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,072	$32,606
Trade receivables, net of allowance for doubtful accounts of $502 and $437, respectively	19,894	23,558
Inventory	2,004	2,008
Prepaid expenses and other current assets	5,076	3,753
Total current assets	53,046	61,925

Long-term assets:
Property and equipment, net	13,612	10,227
Intangible assets, net	11,848	12,411
Goodwill	14,632	14,632
Other assets	1,615	2,026
Total long-term assets	41,707	39,296

Total assets	$94,753	$101,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,588	$3,058
Accrued liabilities	10,141	12,929
Capital lease obligations	345	393
Deferred revenues	37,219	37,337
Total current liabilities	52,293	53,717

Long-term liabilities:
Rent incentives	1,206	730
Capital lease obligations	104	181
Deferred revenues	5,670	6,115
Contingent earn-out	600	569
Deferred tax liabilities	912	889
Total long-term liabilities	8,492	8,484

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,782,000 and 29,287,000 shares issued, respectively; and 28,170,000 and 27,792,000 shares outstanding, respectively	25	25
Additional paid-in capital	95,846	93,037
Treasury stock, at cost, 1,612,000 and 1,495,000 shares, respectively	(9,972)	(8,644)
Accumulated deficit	(51,931)	(45,398)
Total stockholders’ equity	33,968	39,020

Total liabilities and stockholders’ equity	$94,753	$101,221

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenue	$7,530	$10,509
Subscription revenue	2,582	1,225
Services and maintenance revenue	16,832	14,285
Total revenues	26,944	26,019

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,768	1,683
Cost of subscription revenue	1,126	586
Cost of services and maintenance revenue	6,561	5,450
Total cost of revenues (excluding amortization and depreciation, shown below)	9,455	7,719

Operating expenses:
Selling and marketing	9,453	8,637
Research and development	7,544	5,290
General and administrative	5,269	6,220
Depreciation and amortization	1,697	1,626
Total operating expenses	23,963	21,773

Operating loss	(6,474)	(3,473)

Other income and expense:
Interest income	10	14
Interest expense	(12)	(13)
Other income, net	8	6
Total other income and expense	6	7

Loss before income taxes	(6,468)	(3,466)
Income tax provision	65	134

Net loss	$(6,533)	$(3,600)

Net loss per share:
Basic	$(0.26)	$(0.15)
Diluted	$(0.26)	$(0.15)

Weighted average number of shares used in per share calculation:
Basic	25,508	23,854
Diluted	25,508	23,854

The accompanying notes are an integral part of these consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(6,533)	$(3,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,697	1,626
Provision for doubtful accounts	100	—
Share-based compensation	1,739	1,297
Deferred taxes	23	77
Loss on disposal of assets	42	18
Changes in operating assets and liabilities:
Trade receivables	3,564	2,570
Inventory	4	(126)
Prepaid expenses and other assets	(455)	(632)
Accounts payable	908	377
Accrued liabilities	(2,510)	(3,147)
Deferred revenues	(563)	(129)
Net cash used in operating activities	(1,984)	(1,669)

Investing Activities:
Purchase of property and equipment	(3,939)	(571)
Acquisition, net of cash acquired	—	(9,528)
Net cash used in investing activities	(3,939)	(10,099)

Financing Activities:
Proceeds from the exercise of stock options	1,070	1,507
Common stock repurchased or withheld	(1,327)	(628)
Principal payments on capital lease obligations and other obligations	(354)	(88)
Net cash (used in) provided by financing activities	(611)	791

Net decrease in cash and cash equivalents	(6,534)	(10,977)
Cash and cash equivalents, beginning of period	32,606	37,048
Cash and cash equivalents, end of period	$26,072	$26,071

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$12	$13

Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$900	$233
Contingent consideration included in the purchase price of acquisition	$—	$600
849,554 shares of common stock issued as part of the purchase price of acquisition	$—	$9,498

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

Tableau ™, a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware; and

CaseCentral®, cloud-based document review and production software-as-a-service (“SaaS”) for corporations and law firms.

In addition, we complement these offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2013 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2013. The operating results for the three-month period ended March 31, 2013 and cash flows for the three-month period ended March 31, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2013 and our results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the December 31, 2012 audited financial statements. The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company’s restricted stock award agreements provide that holders of the restricted stock awards shall have all the rights of a stockholder upon the grant date, including the right to vote as a stockholder.  As such, these shares are considered issued and outstanding on the date of grant. As of December 31, 2012, the Company previously excluded unvested restricted stock awards from the presented quantity of common shares issued and outstanding. The Company has increased the number of common shares issued and outstanding by 2,511,000 as of December 31, 2012, to reflect these unvested restricted stock awards.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, contingent consideration, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Amortization of Intangible Assets with Finite Lives

Intangible assets with finite lives are carried at the fair value of such assets at the time of acquisition.  With the exception of our customer relationships intangible assets, which are amortized on a double-declining basis, the acquisition date fair values of such assets are amortized on a straight-line basis over the estimated useful lives.

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1, 2013, the Company adopted the ASU 2011-08 issued by the Financial Accounting Standards Board (“FASB”) for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  If a quantitative assessment is necessary a two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values.

Application of the impairment test requires significant judgment to estimate the fair value. Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations, all with high credit standing. At March 31, 2013, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $25.5 million as of March 31, 2013.  At March 31, 2013, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral, Inc. (“CaseCentral”) in February 2012, we now have revenue associated with cloud-based document review and production SaaS which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT professionals in the use of our software products, which we collectively refer to as services revenue.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenue.

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

Subscription revenue.  Customers pay subscription fees to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscription fees on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when earned.

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

Recent Accounting Pronouncements

Accounting standards updates effective after March 31, 2013 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 3. Business Combination

On February 21, 2012, we acquired CaseCentral Inc., a privately held cloud-based document review and production SaaS provider for an aggregate purchase price of approximately $21.1 million.  The results of operations of CaseCentral have been included in the Company’s financial statements subsequent to the acquisition date.  We acquired CaseCentral to extend out market leadership by delivering a complete and integrated platform solving the e-discovery needs of corporate and government customers.

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders additional consideration based on three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to certain cumulative limits.  No contingent consideration was paid for for the period ending April 1, 2013.  At March 31, 2013, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0.6 million and was included as a liability on our consolidated balance sheet.  We incurred $2.0 million in acquisition-related costs during the three months ended March 31, 2012, which was expensed as incurred and included in general and administrative expenses.  No acquisition-related costs were incurred for the three months ended March 31, 2013.  For a detailed description of the CaseCentral acquisition, please refer to Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013.

The following table sets forth the unaudited pro forma condensed consolidated financial statements of the combined entity for the three months ended March 31, 2012 assuming the business combination had occurred on January 1, 2012 (in thousands, except per share amounts):

Three Months Ended March 31,
2012
Total revenues	$28,690
Total net expenses	33,980
Loss before income taxes	(5,290)
Income tax provision	134
Net loss	$(5,424)
Net loss per share — basic and diluted	$(0.23)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(6,533)	$(3,600)

Denominator:
Basic weighted average shares outstanding	25,508	23,854
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	25,508	23,854

Net loss per share:
Basic	$(0.26)	$(0.15)
Diluted	$(0.26)	$(0.15)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,562,000 and 1,829,000 shares as of March 31, 2013 and 2012, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Inventory:
Components	$987	$967
Finished goods	1,017	1,041
Total inventory	$2,004	$2,008

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets related to our Tableau and CaseCentral acquisitions for impairment annually as of April 30 and January 31, respectively, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there has been no impairment charges related to such assets through March 31, 2013. We expect the goodwill assigned to our products segment to be deductible for tax purposes and the goodwill assigned to our subscription and services segments to be nondeductible for tax purposes. The following table summarizes how goodwill is assigned to our reportable segments (in thousands):

	Products	Subscription	Services	Maintenance	Unassigned	Total
Goodwill balance, December 31, 2012	$3,711	$—	$—	$—	$10,921	$14,632
Goodwill assigned	—	6,935	3,986	—	(10,921)	—
Goodwill balance, March 31, 2013	$3,711	$6,935	$3,986	$—	$—	$14,632

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Amortization expense for intangible assets with finite lives was $0.6 million and $0.5 million for the three months ended March 31, 2013, and 2012, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(1,062)	$4,738	$5,800	$(867)	$4,933
Existing and developed technology	2,300	(1,701)	599	2,300	(1,648)	652
Customer relationships	6,475	(1,587)	4,888	6,475	(1,353)	5,122
Trade names	2,100	(633)	1,467	2,100	(562)	1,538
Covenant not-to-compete	200	(44)	156	200	(34)	166
Total	$16,875	$(5,027)	$11,848	$16,875	$(4,464)	$12,411

The following table summarizes the estimated remaining amortization expense through the year 2017 and thereafter (in thousands):

Year ending	Amortization Expense
2013	$1,705
2014	2,071
2015	1,744
2016	1,591
2017	1,487
Thereafter	3,250
Total amortization expense	$11,848

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.  The Company did not repurchase any shares for either the three months ended March 31, 2013, or 2012.

In addition to the repurchased shares, the Company withheld approximately 117,000 and 69,000 common shares for the three months ended March 31, 2013 and 2012, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss, before non-cash stock compensation expense, of more than $5.0 million during any fiscal year.  There were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit as of March 31, 2013.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of March 31, 2013, we had three outstanding stand-by letters of credit in the amounts of $112,500, $338,400, and $1.2 million related to three of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, all secured by substantially all our assets. There were no amounts outstanding under this line of credit at March 31, 2013 or December 31, 2012.  The available borrowing under the Loan Agreement at March 31, 2013 was $5.2 million.

Note 9. Equity Incentive Plan

At March 31, 2013, approximately 2,127,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,538,000	$8.99	4.3	$8,312,000
Granted	—
Exercised	(161,000)	6.64
Forfeited or expired	(17,000)	8.19

Outstanding, March 31, 2013	2,360,000	9.16		$5,943,000

Exercisable, March 31, 2013	1,767,000	$8.33		$5,427,000

We define in-the-money options at March 31, 2013 as options that had exercise prices that were lower than the $10.85 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2013 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,370,000 options that were in-the-money at that date, of which 1,277,000 were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2012	2,511,000	$8.31
Granted	430,000	11.87
Vested and issued	(309,000)	7.87
Forfeited	(96,000)	9.80

Outstanding, March 31, 2013	2,536,000	$8.92

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2013 was $2,430,000.

Note 10.  Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (ASC 718). The Company uses the Black-Scholes option pricing model to determine the fair value of stock options on the grant date.  We recognize the cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period.

The volatility of our common stock is estimated at the date of grant based on a weighted-average of the implied volatility of publicly traded 30-day to 270-day options on the common stock of a select peer group of similar companies (“Similar Companies”), the historical volatility of the common stock of Similar Companies and, beginning in late 2007, the historical volatility of our common stock. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We recognize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The expected term (life) of all stock option awards has been calculated using the “simplified method” as defined by Compensation-Stock Compensation because, due to the limited time our common stock had been publicly traded as of the stock option grant dates, we lacked sufficient historical data to provide a reasonable basis to estimate the expected term of these options.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock option awards	$52	$116
Restricted stock awards	1,687	1,181
Share-based compensation expense	$1,739	$1,297

As of March 31, 2013, there was approximately $0.1 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1 year and approximately $19.4 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.1 years. We expect to record approximately $5.4 million in share-based compensation for the remainder of fiscal year 2013 related to stock options and restricted stock awards outstanding at March 31, 2013.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2013, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

In accordance with ASC 740, the valuation allowance for a particular tax jurisdiction is allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro-rata basis.  For the year ended December 31, 2012, the Company previously netted its valuation allowance in total against net deferred tax assets.  The Company has revised the presentation of the valuation allowance for the year ended December 31, 2012 to show the allocation of the valuation allowance to the current and non-current deferred tax assets.  The total impact was an increase to current deferred tax assets and an increase to non-current deferred tax liabilities of $647,000 for the year ended December 31, 2012.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At March 31, 2013, our liability for uncertain tax positions was $0.5 million. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2009 through 2011 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

Note 12. Fair Value Measurements

In accordance with Fair Value Measurements and Disclosures (ASC 820) we measure our financial assets and liabilities at fair value on a recurring basis. Fair Value Measurements and Disclosures (ASC 820) requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures(ASC 820) establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	14,680	14,680	—	—
Total assets	$20,679	$20,679	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	$19,671	$19,671	$—	$—
Total assets	$25,670	$25,670	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS revenue thresholds are achieved during the three 12-month periods starting April 1, 2012.  The fair value of this contingent consideration is determined using an expected present value calculation.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration is classified within Level 3, as described above.

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

Note 13. Contractual Obligations, Commitments and Contingencies

Office Lease

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease commences on August 1, 2013 and expires in May 2024. The Lease will allow the Company to consolidate its Pasadena operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease. The Company has two options to extend the Lease, each for a period of five years.

Third-party Software License

During the year ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015. The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company after the expiration of the two-year period ending November 2014. The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014.  The license, maintenance and remaining liability have been recorded on the accompanying condensed consolidated balance sheets.

Legal Matters

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleged that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC, (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims it alleges the Company has infringed related to MyKey’s data removal patent.  In August 2012, the parties completed the ITC trial on the remaining patent claims at issue.

On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This Order effectively ended the ITC proceeding.  On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.  Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 3013, the Company filed its Answer and Counterclaim.

We intend to defend the ongoing MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Note 14.  Stockholders’ Equity

During the three months ended March 31, 2013, as disclosed in Note 9, stock options for 161,000 shares of common stock were exercised at an average price per share of $6.64, resulting in an increase in stockholders’ equity of $1,100,000.  During the three months ended March 31, 2013, 309,000 restricted stock awards vested and as a result, the Company withheld 117,000 shares for tax purposes, which are included in treasury stock, resulting in a decrease to stockholders’ equity of $1,327,000.  In addition, as disclosed in Note 10, share-based compensation expense for the three months ended March 31, 2013 was approximately $1,739,000.

Note 15.  Related Party Transactions

Certain of our stockholders guarantee an obligation due under one of our operating leases as disclosed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We present the revenue generated by our services and maintenance segments collectively. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit. The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended March 31, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,530	$2,582	$5,383	$2,166	$9,283	$26,944
Cost of revenues	1,768	1,126	4,400	1,680	481	9,455
Segment profit	$5,762	$1,456	$983	$486	$8,802	17,489
Total operating expenses						23,963
Operating loss						$(6,474)

	Three Months Ended March 31, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$10,509	$1,225	$3,353	$2,295	$8,637	$26,019
Cost of revenues	1,683	586	3,435	1,480	535	7,719
Segment profit	$8,826	$639	$(82)	$815	$8,102	18,300
Total operating expenses						21,773
Operating loss						$(3,473)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
United States	$21,222	$20,019
Europe	3,415	3,372
Asia	1,100	826
Other	1,207	1,802
	$26,944	$26,019

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Risk Factors” and in other parts of this Quarterly Report.

Overview

We develop and provide the leading software and hardware solutions for digital investigations, including EnCase® Enterprise, a network-enabled product primarily for corporations and government agencies, and EnCase® Forensic, a desktop-based product primarily for law enforcement agencies and digital investigators.

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise products in late 2002, which expanded our customer base into corporate enterprises and federal government agencies. In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our average transaction size. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-

based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”)  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase eDiscovery and EnCase Cybersecurity solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SaaS will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2013.

With the acquisition of CaseCentral in February 2012, we now also generate revenue from cloud-based document review and production SaaS where customers have the right to access our document review management software via the web; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscriptions on a straight-line basis over the contractual contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenue	27.9%	40.4%
Subscription revenue	9.6	4.7
Services and maintenance revenue	62.5	54.9
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	6.6	6.5
Cost of subscription revenue	4.2	2.3
Cost of services and maintenance revenue	24.3	20.9
Total cost of revenues	35.1	29.7

Gross profit	64.9	70.3

Operating expenses:
Selling and marketing	35.0	33.2
Research and development	28.0	20.3
General and administrative	19.6	23.9
Depreciation and amortization	6.3	6.2
Total operating expenses	88.9	83.6

Operating loss	(24.0)	(13.3)

Other income and expense:
Interest income	0.0	0.0
Interest expense	0.0	0.0
Other income, net	0.0	0.0
Loss before income taxes	(24.0)	(13.3)
Income tax provision	0.2	0.5
Net loss	(24.2)%	(13.8)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Non-Cash Share-Based Compensation Data(1):
Cost of product revenue	$32	$23
Cost of subscription revenue	44	22
Cost of services and maintenance revenue	322	216
Selling and marketing	442	377
Research and development	461	290
General and administrative	438	369
Total non-cash share-based compensation	$1,739	$1,297

(1)                  Non-cash share-based compensation recorded in the three-month periods ended March 31, 2013 and 2012 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

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

	Three Months Ended March 31,
(Dollars in thousands)	2013	Change %	2012
Product revenues	$7,530	(28)%	$10,509

Subscription revenue	2,582	111%	1,225

Services and maintenance revenues:
Professional services	5,383	61%	3,353
Training	2,166	(6)%	2,295
Maintenance	9,283	7%	8,637
Total services and maintenance revenues	16,832	18%	14,285

Total revenues	$26,944	4%	$26,019

Product Revenues

We generate product revenues principally from two product categories: Enterprise products and Forensic products.  Our Enterprise products include perpetual licenses related to our EnCase® Enterprise, eDiscovery, and EnCase® Cybersecurity. Our Forensic products include revenue related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales. Our Forensic products also include our Premium License Support Program (“PLSP”) product, which was sold on a subscription basis for a term of one or three years; sales of PLSP ended in June 2011 when we introduced EnCase® Forensic v7.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues for the three months ended March 31, 2013 were $7.5 million, a decrease of $3.0 million, or 28%, from $10.5 million for the same period in the prior year. The decrease in product revenues was due to a decrease in Enterprise revenue of $1.6 million, or 38%, from $4.1 million in the first quarter 2012 and a decrease in Forensic revenue of $1.1 million, or 28%, from $3.8 million for the same period in the prior year. The decrease in Enterprise revenue was principally due to delays in spending by our corporate customers, and the decrease in Forensic revenue was due to significantly reduced spending by our government customers impacted by the federal budget sequestration. During the three months ended March 31, 2013 we added 65 new EnCase® Enterprise customers, as compared to 64 for the comparable period in the prior year. During the three months ended March 31, 2013, 61% of Enterprise product revenues were the result of sales to existing customers, compared to 68% in the comparable period in the prior year.

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

Subscription revenues for the three months ended March 31, 2013 were $2.6 million, an increase of $1.4 million, or 111%, from $1.2 million for the same period in the prior year. The three months ended March 31, 2012 included only a partial quarter of subscription revenues, since we only started to earn subscription revenues in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues are comprised of our professional services revenue, training revenue and maintenance revenues.  Services and maintenance revenues increased $2.5 million, or 18%, from $14.3 million to $16.8 million for the three months ended March 31, 2013, as compared to the same period in the prior year

Services revenues increased $1.9 million, or 34% from $5.6 million to $7.5 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to an increase of approximately $0.6 million in professional services related to the timing of our acquisition of CaseCentral in February, 2012 and an increase of $1.3 million related to case work and incident response work for existing customers of our EnCase Enterprise products.

Maintenance revenues increased $0.6 million, or 7%, from $8.6 million to $9.3 million for the three months ended March 31, 2013 as compared to the same period in the prior year.  The increase was primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products. Our installed product base increased primarily through the addition of 359 new EnCase Enterprise customers and sales of 86 new EnCase eDiscovery and EnCase Cybersecurity modules to existing EnCase Enterprise customers during the twelve-month period ending March 31, 2013.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2013	Change %	2012
Cost of product revenues	$1,768	5%	$1,683

Cost of subscription revenues	1,126	92%	586

Cost of services and maintenance revenues:
Professional services	4,400	28%	3,435
Training	1,680	14%	1,480
Maintenance	481	(10)%	535
Total cost of services and maintenance revenues	6,561	20%	5,450

Total cost of revenues	$9,455	22%	$7,719
Share-based compensation included above:
Cost of product revenues	$32		$22
Cost of subscription revenues	$44		$23
Cost of services and maintenance revenues	$322		$216

Gross Margin Percentages
Products	76.5%		84.0%
Subscriptions	56.4%		52.2%
Services and maintenance	61.0%		61.8%
Total	64.9%		70.3%

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

Cost of product revenues increased by $0.1 million, or 5%, from $1.7 million to $1.8 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily as a result of an increase in the cost of certain of our forensic hardware products.  Product gross margin decreased to 76.5% in the three months ended March 31, 2013, from 84.0% in the same period in the prior year. The decrease was primarily due to forensic hardware product revenues comprising 28% of product revenues in the three months ended March 31, 2013, as compared to 23% of product revenues in the same period of the prior year.  Forensic hardware products have lower gross margins than our software products.

Cost of Subscription Revenues

The cost of subscription revenues consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third-party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenues increased $0.5 million, or 92%, from $0.6 million to $1.1 million for the three months ended March 31, 2013, as compared to the same period in the prior year.  The cloud-based document review and production software products did not become a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation and related overhead, travel and facilities costs. The cost of maintenance revenues includes employee compensation costs for customer technical support and related overhead costs.  Total cost of services and maintenance revenues increased $1.1 million, or 20%, from $5.5 million to $6.6 million in the three months ending March 31, 2013, as compared to the same period in the prior year, primarily due to a $1.0 million increase in the cost of services.  This increase was primarily due to an increase in costs of $0.7 million as a result of the acquisition of CaseCentral in February, 2012 and higher compensation and related expenses, associated with higher revenues and higher utilization rates in our professional services organization.

Services and maintenance gross margin was 61.0% for the three months ended March 31, 2013, compared to 61.8% in the same period in the prior year. The decrease in gross margin was primarily due to higher compensation and related expenses, associated with higher revenues and higher utilization rates in our professional services organization.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2013	Change %	2012
Selling and marketing expenses	$9,453	9%	$8,637
Research and development expenses	$7,544	43%	$5,290
General and administrative expenses	$5,269	(15)%	$6,220
Depreciation and amortization expenses	$1,697	4%	$1,626

Share-based compensation included above:
Selling and marketing expenses	$442		$377
Research and development expenses	$461		$290
General and administrative expenses	$438		$369

As a percentage of revenue:
Selling and marketing expenses	35.0%		33.2%
Research and development expenses	28.0%		20.3%
General and administrative expenses	19.6%		23.9%
Depreciation and amortization expenses	6.3%		6.2%

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

Selling and marketing expenses increased $0.8 million, or 9%, from $8.6 million to $9.5 million, for the three months ended March 31, 2013 as compared to the same period in the prior year. The increase was due primarily to a $0.9 million increase  in compensation and other employee-related expenses due to an increase in headcount and a $0.3 million increase in expenses for other marketing activities, offset by a decrease of $0.3 million in sales commissions due to lower revenues for the three months ended March 31, 2013 as compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings we increased the number of research and development personnel that we employed during the three months ended March 31, 2013 compared to the same period in 2012.

Research and development expenses increased $2.3 million, or 43%, from $5.3 million to $7.5 million during the three months ended March 31, 2013, as compared to the same period in the prior year. Approximately $0.6 million of the increase was due to increases in compensation and other-employee related expenses due to an increase in headcount in connection with the acquisition of CaseCentral in February of 2012. Approximately $1.7 million of the increase was due to higher compensation costs and other employee-related expenses associated with increased headcount due to the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $1.0 million, or 15%, from $6.2 million to $5.3 million for the three months ended March 31, 2013, as compared to the same period in the prior year. The decrease in general and administrative expenses was primarily attributable to a decrease in acquisition related costs of $1.9 million related to the CaseCentral acquisition and a decrease of $0.4 million in legal fees related to the patent infringement complaints filed in 2012, offset by an increase of $0.6 million in rent expense related to our new headquarters building and an increase of $0.7 million related to higher compensation costs and other employee-related expenses associated with increased headcount.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses for the three months ended March 31, 2013, increased $0.1 million, or 4%, from $1.6 million to $1.7 million as compared to the same period in the prior year, primarily as a result of the amortization of intangibles assets and depreciation expense related to our acquisition of CaseCentral.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three months ended March 31, 2013, we recorded income of $6,000 as compared with income of $7,000 for the same period in 2012.  The change from 2012 to 2013 was primarily due to a decrease in interest income.

Income Tax Provision

The Company recorded an income tax provision for the three months ended March 31, 2013 of $65,000 as compared to $134,000 for the same period in the prior year.  Our income tax provision for the three months ended March 31, 2013 and 2012 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of March 31, 2013, we had $26.1 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately-held provider of cloud-based document review and production software for approximately $25.5 million, consisting of $9.5 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $0.6 million. Depending on CaseCentral’s SaaS revenue, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholder over the next two 12-month periods starting April 1, 2013. We do not expect to pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.   We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $2.0 million for the three months ended March 31, 2013, compared with net cash used in operating activities of $1.7 million for the three months ended March 31, 2012.  The increase in cash used in operating activities for the three months ended March 31, 2013 was primarily a result of a $6.5 million net loss for the three months ended March 31, 2013, as compared to a $3.6 million net loss during the same period in the prior year,  an increase in accounts payable of $0.9 million for the three months ended March 31, 2013, compared to an increase of $0.4 million in same period in the prior year, a decrease in accrued liabilities of $2.5 million in the three months ended March 31, 2013, compared to a decrease of $3.1 million in the same period in the prior year, offset by a decrease in trade receivables of $3.6 million for the three months ended March 31, 2013, compared to a decrease of $2.5 million during the same period in the prior year.

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2013, as compared with $10.1 million for the same period in the prior year.  The decrease in cash used in investing activities was primarily related to the $9.5 million in cash that was used to fund the acquisition of CaseCentral in February 2012.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2013, as compared to cash provided by financing activities of $0.8 million during the same period in the prior year. The change in financing activities was due primarily to $1.3 million in common stock withheld from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the three months ended March 31, 2013, as compared to $0.6 million withheld for the comparable period last year. This was partially offset by $1.1 million of cash received from the proceeds of employee stock options during the three months ended March 31, 2013, as compared to $1.5 million of cash received during the comparable period in the prior year.

On July 12, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit.  The maximum principal amount of loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to EBITDA of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss of more than $5.0 million during any fiscal year.  There were no amounts outstanding under this line of credit and we were in compliance with the covenants associated with the revolving line of credit as of March 31, 2013.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014. The Loan Agreement supersedes and replaces our Amended and Restated Credit Agreement, dated as of May 1, 2007, which would have expired on August 31, 2012.

As of March 31, 2013, we had three outstanding stand-by letters of credit in the amounts of $112,500, $338,400, and $1.2 million related to three of our facility leases and another outstanding stand-by letter of credit in the amount of $150,000, related to equipment leases, all secured by substantially all our assets.  The available borrowing under the Loan Agreement at March 31, 2013 was $5.2 million.

Contractual Obligations and Commitments

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period. We do not expect to pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.  At March 31, 2013, the fair value of the contingent consideration for the remaining two 12-month periods, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0.6 million and was included as a liability on our consolidated balance sheet.

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

During 2012, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company at the expiration of the two-year period ending November 2014.  The $1.8 million is payable in eight quarterly installments of $229,000 through January 2014.  The license, maintenance and remaining liability have been recorded on the accompanying consolidated balance sheets.

At March 31, 2013, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2012 was approximately $34.2 million, of which $3.8 million is due during 2013. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At March 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Recent Accounting Pronouncements

Accounting standards updates effective after March 31, 2013 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Interest Rate Risk.  Our investment portfolion, consisting of highly liquid debt instruments of the US government at March 31, 2013, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                  Legal Proceedings

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleged that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC, (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey. On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims it alleges the Company has infringed related to MyKey’s data removal patent.  In August 2012, the parties completed the ITC trial on the remaining patent claims at issue.

On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This Order effectively ended the ITC proceeding.  On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.  Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 3013, the Company filed its Answer and Counterclaim.

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

Item 1A.                         Risk Factors

With the exception of the risk factor below, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission on February 21, 2013.

Our business depends, in part, on sales to governments and governmental entities and significant changes in the contracting or fiscal policies (including as a result of the sequestration) of governments and governmental entities could have a material adverse effect on our business.

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect our business, financial condition and results of operations. In particular, during the three months ended March 31, 2013, our business and results of operations (including our product and training revenues) were negatively impacted by federal spending cuts resulting from the sequestration imposed under the Budget Control Act of 2011, and we expect that our business and results of operations will continue to be negatively affected by the sequestration in future quarters.  Among the other factors that could adversely affect our business, financial condition or results of operations are:

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

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1, 2013 to January 31, 2013
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions(2)	59,378	$12.99	—	—
February 1, 2013 to February 28, 2013
Repurchase program(1)	—	—	—	$3,649,000
Employee transactions(2)	57,129	$9.73	—	—
March 1, 2013 to March 31, 2013
Repurchase program(1)	—	—	—	$3,649,000
Employee transactions(2)	—	—	—	—
Total
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions(2)	116,507	$11.39	—	—

(1) In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

(2) Consists of shares withheld by the Company to satisfy employee personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans.

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

Dated: May 8, 2013