Form 10-Q
period 2013-06-30
Guidance Software, Inc.
filed 2013-08-08
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33197

GUIDANCE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4661210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1055 E. Colorado Blvd.
Pasadena, California 91106	(626) 229-9191
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

As of August 2, 2013, there were approximately 28,705,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item  1.                               Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,032	$32,606
Trade receivables, net of allowance for doubtful accounts of $547 and $437, respectively	17,113	23,558
Inventory	1,739	2,008
Prepaid expenses and other current assets	5,917	3,753
Total current assets	47,801	61,925

Long-term assets:
Property and equipment, net	18,542	10,227
Intangible assets, net	11,089	12,411
Goodwill	14,632	14,632
Other assets	1,520	2,026
Total long-term assets	45,783	39,296

Total assets	$93,584	$101,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,120	$3,058
Accrued liabilities	11,196	12,929
Capital lease obligations	279	393
Deferred revenues	34,195	37,337
Total current liabilities	53,790	53,717

Long-term liabilities:
Rent incentives	4,574	730
Capital lease obligations	66	181
Deferred revenues	5,015	6,115
Contingent earn-out, net of current portion	413	569
Deferred tax liabilities	935	889
Total long-term liabilities	11,003	8,484

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,362,000 and 26,776,000 shares issued, respectively; and 28,667,000 and 25,281,000 shares outstanding, respectively	25	25
Additional paid-in capital	98,061	93,037
Treasury stock, at cost, 1,695,000 and 1,495,000 shares, respectively	(10,724)	(8,644)
Accumulated deficit	(58,571)	(45,398)
Total stockholders’ equity	28,791	39,020

Total liabilities and stockholders’ equity	$93,584	$101,221

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenues	$7,695	$12,042	$15,225	$22,551
Subscription revenues	2,909	2,843	5,491	4,068
Services and maintenance revenues	16,702	16,183	33,534	30,468
Total revenues	27,306	31,068	54,250	57,087

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenues	1,733	1,904	3,501	3,587
Cost of subscription revenues	1,054	1,283	2,180	1,869
Cost of services and maintenance revenues	6,968	6,097	13,529	11,547
Total cost of revenues (excluding amortization and depreciation, shown below)	9,755	9,284	19,210	17,003

Operating expenses:
Selling and marketing	10,412	9,914	19,865	18,551
Research and development	7,123	6,294	14,667	11,584
General and administrative	4,615	5,092	9,884	11,312
Depreciation and amortization	1,993	1,964	3,690	3,590
Total operating expenses	24,143	23,264	48,106	45,037
Operating income (loss)	(6,592)	(1,480)	(13,066)	(4,953)
Other income and expense:
Interest income	6	8	16	22
Interest expense	(7)	(25)	(20)	(38)
Other income, net	4	9	13	15
Total other income and expense	3	(8)	9	(1)
Income (loss) before income taxes	(6,589)	(1,488)	(13,057)	(4,954)
Income tax provision	51	75	116	209
Net income (loss)	$(6,640)	$(1,563)	$(13,173)	$(5,163)

Net income (loss) per share:
Basic	$(0.26)	$(0.06)	$(0.51)	$(0.21)
Diluted	$(0.26)	$(0.06)	$(0.51)	$(0.21)

Weighted average number of shares used in per share calculation:
Basic	25,802	24,767	25,657	24,274
Diluted	25,802	24,767	25,657	24,274

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(13,173)	$(5,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,690	3,590
Provision for doubtful accounts	150	100
Share-based compensation	3,635	2,756
Deferred taxes	693	96
Loss on disposal of assets	42	18
Changes in operating assets and liabilities:
Trade receivables	6,295	2,788
Inventory	269	(567)
Prepaid expenses and other assets	(1,847)	(29)
Accounts payable	1,493	(35)
Accrued liabilities	1,726	(1,164)
Deferred revenues	(4,242)	(4,492)
Net cash used in operating activities	(1,269)	(2,102)

Investing Activities:
Purchase of property and equipment	(7,157)	(1,424)
Acquisition, net of cash acquired	—	(9,642)
Net cash used in investing activities	(7,157)	(11,066)

Financing Activities:
Proceeds from the exercise of stock options	1,389	1,919
Common stock repurchased or withheld	(2,079)	(1,198)
Principal payments on capital lease obligations and other obligations	(458)	(684)
Net cash used in (provided by) financing activities	(1,148)	37
Net decrease in cash and cash equivalents	(9,574)	(13,131)
Cash and cash equivalents, beginning of period	32,606	37,048
Cash and cash equivalents, end of period	$23,032	$23,917

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$22	$36
Income taxes	$40	$47

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$3,845	$460
Contingent consideration included in the purchase price of acquisition	$—	$600
849,554 shares of common stock issued as part of the purchase price of acquisition	$—	$9,498

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Our main products and services are:

EnCase®Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location.  It also serves as a platform on which more powerful electronic discovery and cybersecurity products, as described below, are built;

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

Tableau ™, a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware; and

CaseCentral®, a cloud-based document review and production software-as-a-service (“SaaS”) for corporations and law firms.

In addition, we complement these offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2013 and the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2012. The operating results for the three and six month periods ended June 30, 2013 and cash flows for the six month period ended June 30, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2013 and our results of operations for the three and six months ended June 30, 2013 and 2012 and our cash flows for the six month period ended June 30, 2013 and 2012. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the December 31, 2012 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company’s restricted stock award agreements provide that holders of the restricted stock awards shall have all the rights of a stockholder upon the grant date, including the right to vote as a stockholder.  As such, these shares are considered issued and outstanding on the date of grant. As of December 31, 2012, the Company previously excluded unvested restricted stock awards from the presented quantity of common shares issued and outstanding. The Company has increased the number of common shares issued and outstanding by 2,511,000 as of December 31, 2012 to reflect these unvested restricted stock awards.

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

Amortization of Intangible Assets with Finite Lives

Intangible assets with finite lives are recorded at their fair value at the time of acquisition.  With the exception of our customer relationships intangible asset, which is amortized on a double-declining basis, the acquisition date fair values of such assets are amortized on a straight-line basis over the estimated useful lives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings. At June 30, 2013, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $22.4 million as of June 30, 2013.  At June 30, 2013, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenues associated with the sale of software licenses and revenues associated with forensic hardware sales are referred to as product revenues.  With the acquisition of CaseCentral, Inc. (“CaseCentral”) in February of 2012, we now have revenue associated with cloud-based document review and production SaaS, which is referred to as subscription revenues.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition), Software Industry-Revenue Recognition topic (ASC 985-605) and Revenue Recognition (ASC 605).  While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenues between product, subscription, services and maintenance revenues, as well as the amount of deferred revenues to be recognized in each accounting period.

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

Product revenues.  The timing of product revenues recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality. Product arrangements comprising multiple deliverables including software and hardware are generally categorized into one of the following:

•                          EnCase® Enterprise Solutions and EnCase® Forensic Solutions: Revenues associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have VSOE, is recognized upon delivery, provided that all other criteria for revenue recognition have been met.

•                          Hardware: Revenues associated with the sale of forensic hardware is recognized upon shipment to the customers which include certain resellers, provided that all other criteria for revenue recognition have been met.

Subscription revenues.  Customers pay subscription fees to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenues for subscription fees on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

Services and Maintenance revenues. The majority of our consulting and implementation services are performed under per hour, or fixed fee arrangements. Revenues from such services are recognized as the services are provided or upon expiration of the contractual service period.

Training revenues are either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenues are recognized ratably over the annual period.

Revenues related to technical support and software updates on a when-and-if available basis is referred to as maintenance revenues. We recognize maintenance revenues ratably over the applicable maintenance period. We determine the amount of maintenance revenues to be deferred through reference to substantive maintenance renewal provisions contained in multiple element arrangements. We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee, is comparable to the normal pricing for maintenance only renewals.

Revenue Recognition Criteria. Our basic revenue recognition criteria are as follows:

•                          Persuasive evidence of an arrangement: If we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer, we consider that as evidence of an arrangement.

•                          Product delivery: We deem delivery of a product to have occurred when the title and risk of ownership have passed to the buyer. Services revenues are recognized as delivered.

•                          Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within normal established practices. If the fee is not fixed or determinable, we recognize revenues as amounts become due and payable provided all other revenue recognition criteria have been met.

•                          Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we have a reasonable basis to expect that a customer will pay amounts due under an arrangement as they become due.

Note 3. Business Combination

On February 21, 2012, we acquired CaseCentral, a privately held cloud-based document review and production SaaS provider for an aggregate purchase price of approximately $21.1 million. The results of operations of CaseCentral have been included in the Company’s financial statements subsequent to the acquisition date.  We acquired CaseCentral to extend our market leadership by delivering a complete and integrated platform solving the e-discovery needs of corporate and government customers.

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders additional consideration based on three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to certain cumulative limits.  No contingent consideration was paid for the period ending April 1, 2013.  At June 30, 2013, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0.6 million and was included as a liability on our condensed consolidated balance sheets.  We incurred $2.0 million in acquisition-related costs during the three months ended March 31, 2012, which was expensed as incurred and included in general and administrative expenses.  No acquisition-related costs were incurred for the six months ended June 30, 2013.  For a detailed description of the CaseCentral acquisition, please refer to Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013.

The following table sets forth the unaudited pro forma condensed consolidated financial statements of the combined entity for the six months ended June 30, 2012 assuming the business combination had occurred on January 1, 2012 (in thousands, except per share amounts):

Six Months Ended
June 30, 2012
Total revenues	$59,759
Total net expenses	66,617
Loss before income taxes	(6,858)
Income tax provision	209
Net loss	$(7,067)
Net loss per share — basic and diluted	$(0.29)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(6,640)	$(1,563)	$(13,173)	$(5,163)
Denominator:
Basic weighted average shares outstanding	25,802	24,767	25,657	24,274
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	25,802	24,767	25,657	24,274

Net income (loss) per share:
Basic	$(0.26)	$(0.06)	$(0.51)	$(0.21)
Diluted	$(0.26)	$(0.06)	$(0.51)	$(0.21)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 3,299,000 and 3,472,000 shares for the three and six months ended June 30, 2013, respectively, and 3,360,000 and 3,431,000 shares for the three and six months ended June 30, 2012, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Inventory:
Components	$730	$967
Finished goods	1,009	1,041
Total inventory	$1,739	$2,008

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment for CaseCentral and Tableau acquisitions as of January 31 and April 30, respectively, annually, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there have been no impairment charges related to such assets through June 30, 2013. We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription segment will not be deductible for tax purposes. The following table summarizes how goodwill is assigned to our reporting segments (in thousands):

	Products	Subscription	Services	Maintenance	Unassigned	Total
Goodwill balance, December 31, 2012	$3,711	$—	$—	$—	$10,921	$14,632
Goodwill assigned	—	6,935	3,986	—	(10,921)	—
Goodwill balance, June 30, 2013	$3,711	$6,935	$3,986	$—	$—	$14,632

In February 2012, the Company acquired CaseCentral, resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Amortization expense for intangible assets with finite lives was $0.8 million and $1.3 million, and $0.8 million and $1.3 million for the three and six months ended June 30, 2013, and 2012, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(1,258)	$4,542	$5,800	$(867)	$4,933
Existing and developed technology	2,300	(1,931)	369	2,300	(1,648)	652
Customer relationships	6,475	(1,841)	4,634	6,475	(1,353)	5,122
Trade names	2,100	(702)	1,398	2,100	(562)	1,538
Covenant not-to-compete	200	(54)	146	200	(34)	166
Total	$16,875	$(5,786)	$11,089	$16,875	$(4,464)	$12,411

The following table summarizes the estimated remaining amortization expense through 2017 and thereafter (in thousands):

Year ending	Amortization Expense
2013	$1,136
2014	2,098
2015	1,741
2016	1,499
2017	1,399
Thereafter	3,216
Total amortization expense	$11,089

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.  The Company did not repurchase any shares for either the three and six months ended June 30, 2013, or 2012.

In addition to the repurchased shares, the Company withheld approximately 83,000 and 200,000, and 63,000 and 132,000 common shares for the three and six months ended June 30, 2013 and 2012, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

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

We have letters of credit outstanding against the line in the amount of $1.8 million as of June 30, 2013, and as of that date there were no other borrowings outstanding, resulting in available borrowing under the Loan Agreement of $5.2 million. As of June 30, 2013, the Company was not in compliance wth the covenant that requires the Company to not exceed a cumulative loss of $5.0 million during any fiscal year. The Company is currently engaged in discussions with the bank to obtain a waiver for the remainder of 2013.

Note 9. Equity Incentive Plan

At June 30, 2013, approximately 1,617,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,538,000		$8.99	4.3	$8,312,000
Granted	—	$
Exercised	(219,000)		$6.35
Forfeited or expired	(54,000)		$10.91
Outstanding, June 30, 2013	2,265,000		$9.20	3.9	$3,599,000

Exercisable, June 30, 2013	1,698,000		$8.29	3.6	$3,370,000

We define in-the-money options at June 30, 2013 as options that had exercise prices that were lower than the $8.74 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2013 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 930,000 shares that were in-the-money at that date, of which 864,000 were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2012	2,511,000	$8.31
Granted	993,000	10.11
Vested	(589,000)	7.55
Forfeited	(137,000)	9.50
Outstanding, June 30, 2013	2,778,000	$9.06

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2013 was $4,445,000.

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock option awards	$39	$84	$90	$200
Restricted stock awards	1,854	1,375	3,545	2,556
Share-based compensation expense	$1,893	$1,459	$3,635	$2,756

As of June 30, 2013, there was approximately $104,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.7 of a year and approximately $22.2 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.1 years. We expect to record approximately $4.3 million in share-based compensation for the remainder of fiscal year 2013 related to stock options and restricted stock awards outstanding at June 30, 2013.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2013, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At June 30, 2013, our liability for uncertain tax positions was $0.5 million. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2009 through 2011 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

Note 12. Fair Value Measurements

In accordance with Fair Value Measurements and Disclosures (ASC 820) we measure our financial assets and liabilities at fair value on a recurring basis. Fair Value Measurements and Disclosures (ASC 820) requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures (ASC 820) establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$6,004	$6,004	$—	$—
Money market accounts	8,685	8,685	—	—
Total assets	$14,689	$14,689	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	$19,671	$19,671	$—	$—
Total assets	$25,670	$25,670	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

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

Note 13. Commitments and Contingencies

Office Lease

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease commences on August 1, 2013 and expires in May 2024.  The Lease allows the Company to consolidate its Pasadena operations into a single location.  The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease. The Company has two options to extend the Lease, each for a period of five years.

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

We intend to defend the ongoing MyKey matter vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Note 14.    Stockholders’ Equity

During the six months ended June 30, 2013, as disclosed in Note 9, stock options for 219,000 shares of common stock were exercised at an average price per share of $6.35, resulting in an increase in stockholders’ equity of $1,389,000.  During the six months ended June 30, 2013, 589,000 restricted stock awards vested and as a result, the Company withheld 200,000 shares for tax purposes, which are included in treasury stock, resulting in a decrease to stockholders’ equity of $2,079,000.  In addition, as disclosed in Note 10, share-based compensation expense for the six months ended June 30, 2013 was approximately $3,635,000.

Note 15. Related Party Transactions

Certain of our stockholders guarantee an obligation due under one of our capital and operating leases as disclosed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•                  Maintenance segment—Includes maintenance related revenues.

We present the revenues generated by our services and maintenance segments collectively. Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit. The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended June 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,695	$2,909	$5,169	$2,039	$9,494	$27,306
Cost of revenues	1,733	1,054	4,823	1,618	527	9,755
Segment profit	$5,962	$1,855	$346	$421	$8,967	17,551
Total operating expenses						24,143
Operating loss						$(6,592)

	Three Months Ended June 30, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$12,042	$2,843	$4,546	$2,432	$9,205	$31,068
Cost of revenues	1,904	1,283	4,013	1,556	528	9,284
Segment profit	$10,138	$1,560	$533	$876	$8,677	21,784
Total operating expenses						23,264
Operating loss						$(1,480)

	Six Months Ended June 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,225	$5,491	$10,552	$4,205	$18,777	$54,250
Cost of revenues	3,501	2,180	9,223	3,298	1,008	19,210
Segment profit	$11,724	$3,311	$1,329	$907	$17,769	35,040
Total operating expenses						48,106
Operating loss						$(13,066)

	Six Months Ended June 31, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$22,551	$4,068	$7,899	$4,727	$17,842	$57,087
Cost of revenues	3,587	1,869	7,448	3,036	1,063	17,003
Segment profit	$18,964	$2,199	$451	$1,691	$16,779	40,084
Total operating expenses						45,037
Operating loss						$(4,953)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
United States	$21,668	$24,822	$42,890	$44,842
Europe	3,182	2,826	6,597	6,198
Asia	1,115	2,488	2,215	3,314
Other	1,341	932	2,548	2,733
	$27,306	$31,068	$54,250	$57,087

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

Overview

We were incorporated and commenced operations in 1997. From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services. We have experienced increases in our revenues as a result of the release of EnCase® Enterprise in 2002, the release of EnCase® eDiscovery in 2005 and the release of EnCase® Information Assurance in 2006 (which was replaced by EnCase® Cybersecurity in 2009), which expanded our customer base into corporate enterprises and federal government agencies. In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service (“SaaS”) for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”).

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the three and six months ended June 30, 2013 other than the addition to revenue recognition mentioned below.

With the acquisition of CaseCentral in February 2012, we now also generate revenues from cloud-based document review and production SaaS where customers have the right to access our document review management software via the web; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenues for subscriptions on a straight-line basis over the contractual contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2013 and 2012, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenues	28.2%	38.8%	28.1%	39.5%
Subscription revenues	10.6	9.1	10.1	7.1
Services and maintenance revenues	61.2	52.1	61.8	53.4
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	6.3	6.2	6.5	6.3
Cost of subscription revenues	3.9	4.1	4.0	3.3
Cost of services and maintenance revenues	25.5	19.6	24.9	20.2
Total cost of revenues	35.7	29.9	35.4	29.8
Gross profit	64.3	70.1	64.6	70.2

Operating expenses:
Selling and marketing	38.1	31.9	36.6	32.5
Research and development	26.1	20.3	27.0	20.3
General and administrative	16.9	16.4	18.2	19.8
Depreciation and amortization	7.3	6.3	6.8	6.3
Total operating expenses	88.4	74.9	88.6	78.9
Operating loss	(24.1)	(4.8)	(24.0)	(8.7)

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Total other income and expense	—	—	—	—
Loss before income taxes	(24.1)	(4.8)	(24.0)	(8.7)
Income tax provision	0.2	0.2	0.2	0.3
Net loss	(24.3)%	(5.0)%	(24.2)%	(9.0)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-cash Share Based Compensation Data (1):
Cost of product revenues	$33	$24	$65	$47
Cost of subscription revenues	46	50	90	70
Cost of services and maintenance revenues	349	261	671	479
Selling and marketing	537	432	979	809
Research and development	474	335	935	625
General and administrative	457	357	895	726
Total non-cash share based compensation	$1,896	$1,459	$3,635	$2,756

(1)                  Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2013 and 2012 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. With our acquisition of CaseCentral in February 2012, we began to generate revenues from cloud-based document review and production software sold as subscription services.  We derive the majority of our revenues from sales of our software products. We sell our software products and services primarily through our direct sales force and in some cases we utilize resellers. We sell our hardware products primarily through resellers.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	Change %	2012	2013	Change %	2012
Product revenues	$7,695	(36)%	$12,042	$15,225	(32)%	$22,551
Subscription revenues	2,909	2%	2,843	5,491	35%	4,068

Services and maintenance revenues:
Professional services	5,169	14%	4,546	10,552	34%	7,899
Training	2,039	(16)%	2,432	4,205	(11)%	4,727
Maintenance	9,494	3%	9,205	18,777	5%	17,842
Total services and maintenance revenues	16,702	3%	16,183	33,534	10%	30,468
Total revenues	$27,306	(12)%	$31,068	$54,250	(5)%	$57,087

Product Revenues

We generate product revenues principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, eDiscovery, and EnCase® Cybersecurity products. Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenues decreased by $4,347,000, or 36%, from $12,042,000 to $7,695,000 and decreased by $7,326,000, or 32%, from $22,551,000 to $15,225,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.  The decrease in product revenues for the three months ended June 30, 2013 as compared to the same period in 2012 was due to a decrease in Enterprise revenues of $3,508,000, or 58%, from $6,061,000 to $2,553,000 and a decrease in Forensic revenues of $839,000, or 14%, from $5,981,000 to $5,142,000.  The decrease in product revenues for the six months ended June 30, 2013 as compared to the same period in 2012 was due to a decrease in Enterprise revenues of $4,927,000, or 49%, from $10,154,000 to $5,227,000 and a decrease in Forensic revenues of $2,399,000, or 19%, from $12,397,000 to $9,998,000. The decreases in Enterprise and Forensic revenues were primarily due to significantly reduced spending by our government customers impacted by the federal budget sequestration.

During the three months ended June 30, 2013, we added 78 new EnCase® Enterprise customers, as compared to 100 for the comparable period in the prior year. During the six months ended June 30, 2013, we added 143 new EnCase® Enterprise customers, as compared to 164 for the comparable period in the prior year. During the three months ended June 30, 2013, 49% of Enterprise product revenues were the result of sales to existing customers, compared to 72% in the comparable period in the prior year. During the six months ended June 30, 2013, 54% of Enterprise product revenues were the result of sales to existing customers, compared to 71% in the comparable period in the prior year.

We expect product revenues for the next six month period ending December 31, 2013 to decrease by approximately 35% - 40% as compared to the same period in 2012.

Subscription Revenues

With our acquisition of CaseCentral in February 2012, we began to generate revenues from cloud-based document review and production software sold as subscription services.  Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenues for subscriptions on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, that are determined monthly, are recognized when incurred.

Subscription revenues increased $66,000, or 2%, from $2,843,000 to $2,909,000 and increased $1,423,000, or 35%, from $4,068,000 to $5,491,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.  The six months ended June 30, 2012 included only a partial quarter of subscription revenues, since we only started to earn subscription revenues in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues increased by $519,000, or 3%, from $16,183,000 to $16,702,000 and $3,066,000, or 10%, from $30,468,000 to $33,534,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.

Services revenues increased $230,000, or 3%, from $6,978,000 to $7,208,000 and $2,131,000, or 17%, from $12,626,000 to $14,757,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.

The increases in services revenues for the three months and six months ended June 30, 2013 were primarily due to increases in professional services revenues of $623,000 and $2,653,000, respectively, related to case work and incident response work for existing customers of our EnCase Enterprise products, offset by reductions of $393,000 and $522,000, respectively, in our training revenues due to significantly reduced spending by our government customers impacted by the federal budget sequestration. The increase for the six months ended June 30, 2013 includes approximately $600,000 in professional services related to the timing of our acquisition of CaseCentral in February, 2012

Maintenance revenues increased $289,000, or 3%, from $9,205,000 to $9,494,000 and $935,000 million, or 5%, from $17,842,000 to $18,777,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012. The increases were primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products. Our installed product base increased primarily through the addition of 337 new EnCase Enterprise customers and sales of 78 new EnCase eDiscovery and EnCase Cybersecurity modules to existing EnCase Enterprise customers during the twelve-month period ending June 30, 2013.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	Change %	2012	2013	Change %	2012
Cost of product revenues	$1,733	(9)%	$1,904	$3,501	(2)%	$3,587
Cost of subscription revenues	1,055	(18)%	1,283	2,180	17%	1,869

Cost of services and maintenance revenues:
Services revenues	4,823	20%	4,013	9,223	24%	7,448
Training	1,618	4%	1,556	3,298	9%	3,036
Maintenance revenues	527	0%	528	1,008	(5)%	1,063
Total cost of services and maintenance revenues	6,968	14%	6,097	13,529	17%	11,547
Total cost of revenues	$9,755	5%	$9,284	$19,210	13%	$17,003

Share-based compensation included above:
Cost of product revenues	$33		$24	$65		$47
Cost of subscription revenues	$46		$50	$90		$70
Cost of services and maintenance revenues	$349		$261	$671		$479

Gross Margin Percentage
Products	77.5%		84.2%	77.0%		84.1%
Subscriptions	63.7%		54.9%	60.3%		54.1%
Services and maintenance	58.3%		62.3%	59.7%		62.1%
Total	64.3%		70.1%	64.6%		70.2%

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

Cost of product revenues decreased $171,000, or 9%, from $1,904,000 to $1,733,000, and $86,000, or 2%, from $3,587,000 to $3,501,000, for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.  The decreases were primarily a result of decreases in cost of forensic hardware due to lower sales of our forensic hardware products.

Product gross margin for the three and six months ended June 30, 2013 decreased to 77.5% and 77.0%, respectively, compared to 84.2% and 84.1% for the same periods in 2012. The decreases in gross margin percentages were primarily due to forensic hardware product revenues comprising 31% and 29% of product revenues for the three months and six months ended June 30, 2013, respectively, compared to 23% for the same periods in 2012.

Cost of Subscription Revenues

The cost of subscription revenues consist principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenues decreased $228,000, or 18%, from $1,283,000 to $1,055,000 and increased $311,000, or 17%, from $1,869,000 to $2,180,000, for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.  The decrease for the three months ended June 30, 2013 was primarily due to a decrease in equipment lease and software expenses as a result of synergies gained from the integration of CaseCentral into the Company’s existing infrastructure. The increase for the six month ended June 30, 2013 was due primarily to the cloud-based document review and production software products not becoming a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenues is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenues increased $870,000, or 14%, from $6,097,000 to $6,967,000 and $1,982,000, or 17%, from $11,547,000 to $13,529,000, for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.

The increase in cost of services and maintenance revenues for the three months ended June 30, 2013 was primarily due to an increase in the cost of professional services revenues of $810,000, or 20%, from $4,013,000 to $4,823,000. This increase was primarily due to an increase in compensation and related expenses, associated with an increase in headcount in our professional services organization.

The increase in cost of services and maintenance revenues for the six months ended June 30, 2013 was primarily due to the increase in the cost of professional services revenues of $1,775,000, or 24%, from $7,448,000 to $9,223,000. This increase was primarily due to an increase in compensation and related expenses, associated with higher revenues and an increase in headcount in our professional services organization. Approximately $700,000 of the increase was a result of the timing of the acquisition of CaseCentral in February, 2012.

Services and maintenance gross margin for the three and six months ended June 30, 2013 was 58.3% and 59.7%, respectively, compared to 62.3% and 62.1% for the same periods in 2012. The decrease in gross margin for the three months ended June 30, 2013 was primarily a result of the professional services gross margin decreasing to 6.7% from 11.7% in 2012 and the training gross margin decreasing to 20.6% from 36.0% in 2012. These margin decreases were due primarily to higher compensation and related expenses associated with higher headcount, lower utilization rates, and an increase in compensation and related expenses incurred in preparation of expansion into additional markets.

The decrease in gross margin for the six months ended June 30, 2013 was primarily a result of the training gross margin decreasing to 21.6% from 35.8% in 2012 due to an increase in compensation and related expenses incurred in preparation of expansion into additional markets.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	Change %	2012	2013	Change %	2012
Selling and marketing expenses	$10,412	5%	$9,914	$19,865	7%	$18,551
Research and development expenses	$7,123	13%	$6,294	$14,667	27%	$11,584
General and administrative expenses	$4,614	(9)%	$5,092	$9,884	(13)%	$11,312
Depreciation and amortization expenses	$1,994	2%	$1,964	$3,691	3%	$3,590

Share-based compensation included above:
Selling and marketing expenses	$537		$432	$979		$809
Research and development expenses	$474		$335	$935		$625
General and administrative expenses	$457		$357	$895		$726

As a percentage of revenues:
Selling and marketing expenses	38.1%		31.9%	36.6%		32.5%
Research and development expenses	26.1%		20.3%	27.0%		20.3%
General and administrative expenses	16.9%		16.4%	18.2%		19.8%
Depreciation and amortization expenses	7.3%		6.3%	6.8%		6.3%

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

Selling and marketing expenses increased $498,000, or 5%, from $9,914,000 to $10,412,000, and $1,314,000, or 7%, from $18,551,000 to $19,865,000, for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.

The increase for the three months ended June 30, 2013 was due primarily to a $469,000 increase in compensation and other employee-related expenses due to an increase in headcount and a $638,000 increase in expenses for other marketing activities, partially offset by a decrease of $609,000 in sales commissions due to lower revenues for the three months ended June 30, 2013 as compared to the same period in the prior year.

The increase for the six months ended June 30, 2013 was due primarily to a $1,874,000 increase in compensation and other employee-related expenses due to an increase in headcount and a $344,000 increase in expenses for other marketing activities, partially offset by a decrease of $904,000 in sales commissions due to lower revenues for the six months ended June 30, 2013 as compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings, we increased the number of research and development personnel that we employed during the three and six months ended June 30, 2013 compared to the same periods in 2012.

Research and development expenses increased $829,000, or 13%, from $6,294,000 to $7,123,000, and $3,083,000, or 27%, from $11,584,000 to $14,667,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012. The increases were due to higher compensation costs and other employee-related expenses associated with increased headcount due to the number of products in development. Approximately $0.6 million of the increase in the six months ended June 30, 2012 was due to increased compensation and other-employee related expenses due to an increase in headcount in connection with the acquisition of CaseCentral in February of 2012.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $478,000, or 9%, from $5,092,000 to $4,614,000, and $1,428,000, or 13%, from $11,312,000 to $9,884,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012.

The decrease in general and administrative expenses for the three months ended June 30, 2013, was primarily attributable to a decrease of $508,000 in legal fees related to the patent infringement complaints filed in 2012.

The decrease in general and administrative expenses for the six months ended June 30, 2013, was primarily attributable to a decrease in acquisition related costs of $1,999,000 related to the CaseCentral acquisition and a decrease of $863,000 in legal fees related to the patent infringement complaints filed in 2012, partially offset by an increase of $1,434,000 in higher compensation costs and other employee-related expenses associated with increased headcount and our new headquarters building.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased $30,000, or 2%, from $1,964,000 to $1,994,000, and $101,000, or 3%, from $3,590,000 to $3,691,000 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012, primarily as a result of the amortization of intangibles assets and depreciation expense as a result of the acquisition of CaseCentral in February 2012.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three months ended June 30, 2013, we recorded income of $3,000 as compared with expense of $8,000 for the same period in 2012.  The change from 2012 to 2013 was primarily due to a decrease in interest expense.  For the six months ended June 30, 2013, we recorded income of $9,000 as compared with expense of $1,000 for the same period in 2012.  The change from 2012 to 2013 was primarily due to a decrease in interest expense.

Income Tax Provision

The Company recorded an income tax provision for the three and six months ended June 30, 2013 of $51,000 and $116,000, respectively as compared to $75,000 and $209,000, respectively for the same period in 2012.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and six months ended June 30, 2013 and 2012 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of June 30, 2013, we had $23.0 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately-held provider of cloud-based document review and production software for approximately $25.5 million, consisting of $9.5 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $0.6 million. Depending on CaseCentral’s SaaS revenues, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholder over the next two 12-month periods starting April 1, 2013. We did not pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.   We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $1,269,000 and $2,102,000 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in net cash used in operating activities was primarily a result of the net loss of $13,173,000 in 2013 compared to the net loss of $5,163,000 in 2012, a decrease in trade receivables of $6,295,000 in 2013 compared to a decrease of $2,788,000 in 2012, an increase in accrued liabilities of $1,726,000 for 2013 compared to a decrease of $1,164,000 in 2012, partially offset by a decrease in prepaid expenses and other assets of $1,847,000 in 2013 compared to a decrease of $29,000 in 2012.

Net cash used in investing activities was $7,157,000 for the six months ended June 3, 2013, as compared with $11,066,000 for the same period in 2012.  The decrease in cash used in investing activities was primarily related to the $9,642,000 in cash that was used to fund the acquisition of CaseCentral In February 2012.

Net cash used in financing activities was $1,148,000 for the six months ended June 30, 2013, as compared to cash provided by financing activities of $37,000 for the same period in 2012.  The change in financing activities was due primarily to $2,079,000 in common stock withheld from employees to satisfy their personal income tax withholding requirement upon the vesting of share awards issued under our equity compensation plans during the six months ended June 30, 2013, as compared to $1,198,000  withheld for the comparable period in 2012.  This was partially offset by $1,389,000 of cash received from the proceeds of employee stock options during the six months ended June 30, 2013, as compared to $1,919,000 of cash received during the same period in the prior year.

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

We have letters of credit outstanding against the line in the amount of $1.8 million as of June 30, 2013, and as of that date there were no other borrowings outstanding, resulting in available borrowing under the Loan Agreement of $5.2 million. As of June 30, 2013, the Company was not in compliance with the covenant that requires the Company to not exceed a cumulative loss of $5.0 million during any fiscal year. The Company is currently engaged in discussions with the bank to obtain a waiver for the remainder of 2013.

Contractual Obligations and Commitments

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period. We did not pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.  At June 30, 2013, the fair value of the contingent consideration for the remaining two 12-month periods, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $600,000 and was included as a liability on our condensed consolidated balance sheets.

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

At June 30, 2013, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2012 was approximately $34.2 million, of which $3.8 million is due during 2013. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At June 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at June 30, 2013, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                  Legal Proceedings

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleged that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

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

We intend to defend the ongoing MyKey matter vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
April 1, 2013 to April 30, 2013
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions(2)	18,068	$10.23	—	—
May 1, 2013 to May 31, 2013
Repurchase program(1)	—	—	—	$3,649,000
Employee transactions(2)	65,416	$8.67	—	—
June 1, 2013 to June 30, 2013
Repurchase program(1)	—	—	—	$3,649,000
Employee transactions(2)	—	—	—	—
Total
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions(2)	83,484	$9.01	—	—

(1) In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of June 30, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

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

Dated: August 8, 2013