Form 10-Q
period 2013-09-30
Guidance Software, Inc.
filed 2013-11-08
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 4, 2013, there were approximately 28,814,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,803	$32,606
Trade receivables, net of allowance for doubtful accounts of $723 and $437, respectively	21,806	23,558
Inventory	1,800	2,008
Prepaid expenses and other current assets	5,579	3,753
Total current assets	45,988	61,925

Long-term assets:
Property and equipment, net	19,078	10,227
Intangible assets, net	10,512	12,411
Goodwill	14,632	14,632
Other assets	1,355	2,026
Total long-term assets	45,577	39,296

Total assets	$91,565	$101,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,494	$3,058
Accrued liabilities	10,853	12,929
Capital lease obligations	209	393
Deferred revenues	36,095	37,337
Total current liabilities	53,651	53,717

Long-term liabilities:
Rent incentives	6,283	730
Deferred revenues	4,367	6,115
Contingent earn-out, net of current portion	397	569
Deferred tax liabilities	958	889
Other long-term liabilities	81	181
Total long-term liabilities	12,086	8,484

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,348,000 and 29,287,000 shares issued, respectively; and 28,644,000 and 27,792,000 shares outstanding, respectively	25	25
Additional paid-in capital	100,147	93,037
Treasury stock, at cost, 1,704,000 and 1,495,000 shares, respectively	(10,805)	(8,644)
Accumulated deficit	(63,539)	(45,398)
Total stockholders’ equity	25,828	39,020

Total liabilities and stockholders’ equity	$91,565	$101,221

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenues	$9,728	$17,394	$24,953	$39,945
Subscription revenues	2,711	2,648	8,202	6,716
Services and maintenance revenues	15,875	16,099	49,409	46,567
Total revenues	28,314	36,141	82,564	93,228

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenues	2,164	2,208	5,665	5,795
Cost of subscription revenues	1,109	981	3,289	2,850
Cost of services and maintenance revenues	6,432	6,539	19,961	18,086
Total cost of revenues (excluding amortization and depreciation, shown below)	9,705	9,728	28,915	26,731

Operating expenses:
Selling and marketing	10,494	11,790	30,359	30,341
Research and development	6,771	6,224	21,438	17,807
General and administrative	4,271	5,351	14,155	16,664
Depreciation and amortization	1,983	1,745	5,673	5,335
Total operating expenses	23,519	25,110	71,625	70,147
Operating (loss) income	(4,910)	1,303	(17,976)	(3,650)
Other income and expense:
Interest income	4	7	20	29
Interest expense	(5)	(20)	(24)	(58)
Other income, net	10	4	22	19
Total other income and expense	9	(9)	18	(10)
(Loss) income before income taxes	(4,901)	1,294	(17,958)	(3,660)
Income tax provision	67	22	183	231
Net (loss) income	$(4,968)	$1,272	$(18,141)	$(3,891)

Net (loss) income per share:
Basic	$(0.19)	$0.05	$(0.71)	$(0.16)
Diluted	$(0.19)	$0.05	$(0.71)	$(0.16)

Weighted average number of shares used in per share calculation:
Basic	25,914	24,988	25,713	24,450
Diluted	25,914	25,633	25,713	24,450

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(18,141)	$(3,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,673	5,335
Provision for doubtful accounts	350	100
Share-based compensation	5,654	4,225
Deferred taxes	69	96
Loss on disposal of assets	107	82
Changes in operating assets and liabilities:
Trade receivables	1,401	3,080
Inventory	208	(494)
Prepaid expenses and other assets	217	(696)
Accounts payable	2,680	170
Accrued liabilities	2,620	(1,255)
Deferred revenues	(2,990)	(2,109)
Net cash (used in) provided by operating activities	(2,152)	4,643

Investing Activities:
Purchase of property and equipment	(11,921)	(2,485)
Acquisition, net of cash acquired	—	(9,642)
Net cash used in investing activities	(11,921)	(12,127)

Financing Activities:
Proceeds from the exercise of stock options	1,456	2,655
Common stock repurchased or withheld	(2,161)	(1,294)
Principal payments on capital lease obligations and other obligations	(1,025)	(937)
Net cash (used in) provided by financing activities	(1,730)	424
Net decrease in cash and cash equivalents	(15,803)	(7,060)
Cash and cash equivalents, beginning of period	32,606	37,048
Cash and cash equivalents, end of period	$16,803	$29,988

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$31	$53
Income taxes	$40	$47

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$1,087	$604
Capital lease obligations incurred to acquire assets	$—	$131
Third party software financing	$—	$1,800
Contingent consideration included in the purchase price of acquisition	$—	$5,100
849,554 shares of common stock issued as part of the purchase price of acquisition	$—	$9,498

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

EnCase® eDiscovery Review, a cloud-based document review and production software-as-a-service (“SaaS”) for corporations and law firms;

EnCase® Cybersecurity, which provides the ability to identify and analyze undiscovered threats, such as polymorphic or metamorphic malware, and other advanced hacking techniques that evade traditional network or host-based defenses and includes investigative capabilities that target confidential or sensitive data and perform risk mitigation by wiping sensitive data from unauthorized locations;

EnCase® Analytics, a security intelligence product designed to derive insights from the data generated by endpoint activity. EnCase Analytics leverages kernel-level access for endpoint data collection providing a repository of the most reliable data for insights into undetected risks and threats. Through its interactive visual interface, EnCase Analytics exposes suspicious patterns, commonalities, and anomalies, to proactively identify threats and minimize damage;

EnCase® Forensic, a desktop-based product primarily used by law enforcement, government agencies, and consultancies, for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings;

Tableau ™, a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware.

In addition, we complement these offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2013 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2013. The operating results for the three and nine month periods ended September 30, 2013 and cash flows for the nine month period ended September 30, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2013 and our results of operations for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the nine month period ended September 30, 2013 and 2012. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the December 31, 2012 audited financial statements. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings. At September 30, 2013, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $16.2 million as of September 30, 2013.  At September 30, 2013, all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenues associated with the sale of software licenses and revenues associated with forensic hardware sales are referred to as product revenues.  Following the acquisition of CaseCentral, Inc. (“CaseCentral”) in February 2012, we have revenue associated with cloud-based document review and production SaaS, which is referred to as subscription revenues.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

Revenue Recognition Criteria. In general, we recognized revenue when the following criteria have been met:

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

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenues.  The timing of software product revenues recognition is dependent on the nature of the product sold. We do not have any product offerings where software components and non-software components function together to deliver the tangible product’s essential functionality.

EnCase® Enterprise Solutions and EnCase® Forensic Solutions: Revenues associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met.  Revenues associated with term licenses are recognized ratably over the term of the license.

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

Revenue Recognition for Multiple-Element Arrangements — Software Products and Software-Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software products and software-related services from us at the same time, or within close proximity of one another (referred to as software-related multiple-element arrangements).  Such software-related multiple-element arrangements may include the sale of our software products, software maintenance services, which includes license updates and product support, consulting/implementation services and training whereby the software license delivery is followed by the subsequent delivery of the other elements.  For those software-related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605.  Under the residual method, if VSOE exists for the undelivered elements, this amount is deferred with the remaining, or residual, portion of the arrangement consideration recognized upon delivery of the software license, provided all other revenue recognition criteria are met.

Revenue Recognition for Hardware and Subscription (SaaS) Revenues (Nonsoftware Elements)

Hardware product revenues. Revenues associated with the sale of forensic hardware is recognized upon shipment to the customers which include certain resellers, provide that all other criteria for revenue recognition have been met.

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

Revenue Recognition for Multiple-Element Arrangements — Hardware, SaaS and Nonsoftware-Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware-related SaaS subscription and nonsoftware-related services, such as consulting services, at the same time or within close proximity of one another (referred to as nonsoftware multiple-element arrangements).  Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us.  We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor, or could be resold by the customer.  Further, our revenue arrangements generally do not include a general right of return relative to the delivered products.  Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.  For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period.  For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception.  The selling price for each element is based upon the following selling price hierarchy:  VSOE, if available; third party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE are available.  A description as to how we determine VSOE, TPE and BESP is provided below:

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

Revenue Recognition for Multiple-Element Arrangements — Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software-related and nonsoftware-related products and services.  In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices to the software group of elements as a whole and to the nonsoftware group of elements.  We then further allocate consideration with the software group and nonsoftware group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above.  After the arrangement consideration has been allocated to the elements, we recognize revenue for each respective element in the arrangement as described above.

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

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders additional consideration based on three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to certain cumulative limits.  No contingent consideration was paid for the period ending April 1, 2013.  At September 30, 2013, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0.6 million and was included as a liability on our condensed consolidated balance sheets.  We incurred $2.0 million in acquisition-related costs during the three months ended March 31, 2012, which was expensed as incurred and included in general and administrative expenses.  No acquisition-related costs were incurred for the nine months ended September 30, 2013.  For a detailed description of the CaseCentral acquisition, please refer to Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013.

The following table sets forth the unaudited pro forma condensed consolidated financial statements of the combined entity for the nine months ended September 30, 2012 assuming the business combination had occurred on January 1, 2012 (in thousands, except per share amounts):

Nine Months Ended
September 30, 2012
Total revenues	$95,900
Total net expenses	101,464
Loss before income taxes	(5,564)
Income tax provision	231
Net loss	$(5,795)
Net loss per share — basic and diluted	$(0.24)

Note 4. Net (Loss) Income Per Share

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted net (loss) income per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic (loss) income per common share:
Numerator:
Net (loss) income	$(4,968)	$1,272	$(18,141)	$(3,891)
Net income allocated to participating securities	—	(114)	—	—
Net (loss) income allocated to common stockholders	$(4,968)	$1,158	$(18,141)	$(3,891)
Denominator:
Basic weighted average shares outstanding	25,914	24,988	25,713	24,450
Net (loss) income per basic common share	$(0.19)	$0.05	$(0.71)	$(0.16)

Diluted (loss) income per common share:
Numerator:
Net (loss) income	$(4,968)	$1,272	$(18,141)	$(3,891)
Net income allocated to participating securities	—	(111)	—	—
Net (loss) income allocated to common stockholders	$(4,968)	$1,161	$(18,141)	$(3,891)
Denominator:
Basic weighted average shares outstanding	25,914	24,988	25,713	24,450
Effect of dilutive share-based awards	—	645	—	—
Diluted weighted average shares outstanding	25,914	25,633	25,713	24,450
Net (loss) income per diluted common share	$(0.19)	$0.05	$(0.71)	$(0.16)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,335,000 and 2,226,000 shares for the three and nine months ended September 30, 2013, respectively, and 1,473,000 and 1,883,000 shares for the three and nine months ended September 30, 2012, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Inventory:
Components	$698	$967
Finished goods	1,102	1,041
Total inventory	$1,800	$2,008

Note 6. Goodwill and Other Intangibles

We assess goodwill and indefinite-lived intangible assets for impairment for CaseCentral and Tableau acquisitions as of January 31 and April 30, respectively, annually, or more frequently if circumstances indicate impairment may have occurred. Since the initial recording of the goodwill and indefinite-lived intangible assets balances reflected in the tables below, there have been no impairment charges related to such assets through September 30, 2013. We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and services segments will not be deductible for tax purposes. The following table summarizes how goodwill is assigned to our reporting segments (in thousands):

	Products	Subscription	Services	Maintenance	Unassigned	Total
Goodwill balance, December 31, 2012	$3,711	$—	$—	$—	$10,921	$14,632
Goodwill assigned	—	6,935	3,986	—	(10,921)	—
Goodwill balance, September 30, 2013	$3,711	$6,935	$3,986	$—	$—	$14,632

In February 2012, the Company acquired CaseCentral, resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Amortization expense for intangible assets with finite lives was $0.6 million and $1.9 million, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2013, and 2012, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(1,453)	$4,347	$5,800	$(867)	$4,933
Existing and developed technology	2,300	(1,991)	309	2,300	(1,648)	652
Customer relationships	6,475	(2,083)	4,392	6,475	(1,353)	5,122
Trade names	2,100	(772)	1,328	2,100	(562)	1,538
Covenant not-to-compete	200	(64)	136	200	(34)	166
Total	$16,875	$(6,363)	$10,512	$16,875	$(4,464)	$12,411

The following table summarizes the estimated remaining amortization expense through 2017 and thereafter (in thousands):

Year ending	Amortization Expense
2013	$559
2014	2,098
2015	1,741
2016	1,499
2017	1,399
Thereafter	3,216
Total amortization expense	$10,512

Note 7. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.  The Company did not repurchase any shares during either the three or nine months ended September 30, 2013, or 2012.

The Company withheld approximately 9,000 and 209,000, and 10,000 and 142,000 common shares for the three and nine months ended September 30, 2013 and 2012, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 8. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires, among other things, that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to trailing twelve-month earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss (defined as GAAP net loss before non-cash stock compensation expense and amortization of intangibles) of more than $5.0 million during any fiscal year.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014.

As of June 30, 2013, the Company was not in compliance with the covenant that requires the Company to not exceed a cumulative loss of $5.0 million during any fiscal year.  On October 31, 2013, we received a one-time waiver from the bank for the breach of this covenant.

On October 31, 2013 we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement. Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, is changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter. In addition, the financial covenant that requires that we shall not allow a year-to-date net loss in excess of $5.0 million during any fiscal year is changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.

After considering the terms of the Modification Agreement, as of September 30, 2013, we were in compliance with all the covenants from the Loan Agreement and the Modification Agreement.  We have letters of credit outstanding against the line in the amount of $1.8 million as of September 30, 2013, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.2 million.

Note 9. Equity Incentive Plan

At September 30, 2013, approximately 1,660,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,538,000		$8.99	4.3	$8,312,000
Granted	—	$
Exercised	(233,000)		$6.24
Forfeited or expired	(69,000)		$10.81
Outstanding, September 30, 2013	2,236,000		$9.22	3.6	$3,827,000

Exercisable, September 30, 2013	1,678,000		$8.29	3.4	$3,612,000

We define in-the-money options at September 30, 2013 as options that had exercise prices that were lower than the $9.07 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2013 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 4,438,000 shares that were in-the-money at that date, of which 853,000 were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2012	2,511,000	$8.31
Granted	1,071,000
Vested	(612,000)
Forfeited	(244,000)
Outstanding, September 30, 2013	2,726,000	$9.11

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2013 was $4,611,000.

Note 10. Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (ASC 718). The Company uses the Black-Scholes option pricing model to determine the fair value of stock options on the grant date.  The Company determines the fair value of its restricted stock grants as the market value on the date of grant.  We recognize the cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We recognize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock option awards	$32	$69	$123	$269
Restricted stock awards	1,987	1,400	5,531	3,956
Share-based compensation expense	$2,019	$1,469	$5,654	$4,225

As of September 30, 2013, there was approximately $60,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of six months and approximately $20.1 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years. We expect to record approximately $2.2 million in share-based compensation for the remainder of fiscal year 2013 related to stock options and restricted stock awards outstanding at September 30, 2013.

Note 11. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2013, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions. We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At September 30, 2013, our liability for uncertain tax positions was $0.5 million. We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months. The tax years 2009 through 2011 remain subject to review by the taxing authorities in several jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$6,005	$6,005	$—	$—
Money market accounts	3,889	3,889	—	—
Total assets	$9,894	$9,894	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	$19,671	$19,671	$—	$—
Total assets	$25,670	$25,670	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS and EnCase® eDiscovery revenue thresholds are achieved during the two 12-month periods starting April 1, 2013.  The fair value of this contingent consideration is determined using an expected present value calculation.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There are no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration is classified within Level 3, as described above.

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

The fair value is reviewed quarterly based on the financial performance of the most recently completed fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available.

The significant assumptions that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

Note 13. Commitments and Contingencies

Office Lease

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease commenced on August 1, 2013 and expires in May 2024.  The Lease allows the Company to consolidate its Pasadena operations into a single location.  The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease. The Company has two options to extend the Lease, each for a period of five years.

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

Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 2013, the Company filed its Answer and Counterclaim.  MyKey filed a petition to consolidate a number of related cases, including the case against the Company in the Central District of California, into a Multi-District Litigation (“MDL”) proceeding.   On August 16, 2013, the MDL panel approved the petition and assigned the MDL consolidated case to the judge who is also presiding over the individual case against the Company.  The MDL case will dispose of certain issues common to the consolidated cases.

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

Note 14.    Stockholders’ Equity

During the nine months ended September 30, 2013, as disclosed in Note 9, stock options for 233,000 shares of common stock were exercised at an average price per share of $6.24, resulting in an increase in stockholders’ equity of $1,456,000.  During the nine months ended September 30, 2013, 612,000 restricted stock awards vested and as a result, the Company withheld 209,000 shares for tax purposes, which are included in treasury stock, resulting in a decrease to stockholders’ equity of $2,161,000.  In addition, as disclosed in Note 10, share-based compensation expense for the nine months ended September 30, 2013 was approximately $5,654,000.

Note 15. Related Party Transactions

Certain of our stockholders guaranteed an obligation due under one of our capital and operating leases, as disclosed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2012, which was released in July 2013.

Note 16. Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have five operating segments, as summarized below:

•                  Products segment—Includes EnCase® Enterprise, EnCase® eDiscovery, EnCase® Analytics, EnCase® Cybersecurity, EnCase® Forensic, EnCase® Portable, Premium License Support Program and hardware sales.

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

	Three Months Ended September 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,728	$2,711	$4,198	$2,231	$9,446	$28,314
Cost of revenues	2,164	1,109	4,340	1,591	501	9,705
Segment profit	$7,564	$1,602	$(142)	$640	$8,945	18,609
Total operating expenses						23,519
Operating loss						$(4,910)

	Three Months Ended September 30, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$17,394	$2,648	$4,504	$2,570	$9,025	$36,141
Cost of revenues	2,208	981	4,613	1,498	428	9,728
Segment profit	$15,186	$1,667	$(109)	$1,072	$8,597	26,413
Total operating expenses						25,110
Operating income						$1,303

	Nine Months Ended September 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$24,953	$8,202	$14,750	$6,436	$28,223	$82,564
Cost of revenues	5,665	3,289	13,563	4,889	1,509	28,915
Segment profit	$19,288	$4,913	$1,187	$1,547	$26,714	53,649
Total operating expenses						71,625
Operating loss						$(17,976)

	Nine Months Ended September 31, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$39,945	$6,716	$12,404	$7,296	$26,867	$93,228
Cost of revenues	5,795	2,850	12,061	4,534	1,491	26,731
Segment profit	$34,150	$3,866	$343	$2,762	$25,376	66,497
Total operating expenses						70,147
Operating loss						$(3,650)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
United States	$23,105	$30,866	$65,995	$75,708
Europe	3,104	2,937	9,701	9,135
Asia	1,114	1,463	3,329	4,777
Other	991	875	3,539	3,608
	$28,314	$36,141	$82,564	$93,228

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the three and nine months ended September 30, 2013.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2013 and 2012, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenues	34.4%	48.1%	30.2%	42.9%
Subscription revenues	9.6	7.3	9.9	7.2
Services and maintenance revenues	56.0	44.6	59.9	49.9
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	7.6	6.1	6.9	6.2
Cost of subscription revenues	4.0	2.7	4.0	3.1
Cost of services and maintenance revenues	22.7	18.1	24.1	19.4
Total cost of revenues	34.3	26.9	35.0	28.7
Gross profit	65.7	73.1	65.0	71.3

Operating expenses:
Selling and marketing	37.1	32.7	36.8	32.5
Research and development	23.9	17.2	26.0	19.1
General and administrative	15.1	14.8	17.1	17.9
Depreciation and amortization	6.9	4.8	6.9	5.7
Total operating expenses	83.0	69.5	86.8	75.2
Operating (loss) income	(17.3)	3.6	(21.8)	(3.9)

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Total other income and expense	—	—	—	—
(Loss) income before income taxes	(17.3)	3.6	(21.8)	(3.9)
Income tax provision	0.2	0.1	0.2	0.3
Net (loss) income	(17.5)%	3.5%	(22.0)%	(4.2)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-cash Share Based Compensation Data (1):
Cost of product revenues	$35	$25	$100	$72
Cost of subscription revenues	51	38	141	108
Cost of services and maintenance revenues	368	256	1,039	735
Selling and marketing	539	408	1,518	1,217
Research and development	544	365	1,479	990
General and administrative	482	377	1,377	1,103
Total non-cash share based compensation	$2,019	$1,469	$5,654	$4,225

(1)                  Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2013 and 2012 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Notes 9 and 10 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	Change %	2012	2013	Change %	2012
Product revenues	$9,728	(44)%	$17,394	$24,953	(38)%	$39,945
Subscription revenues	2,711	2%	2,648	8,202	22%	6,716

Services and maintenance revenues:
Professional services	4,198	(7)%	4,504	14,750	19%	12,404
Training	2,231	(13)%	2,570	6,436	(12)%	7,296
Maintenance	9,446	5%	9,025	28,223	5%	26,867
Total services and maintenance revenues	15,875	(1)%	16,099	49,409	6%	46,567
Total revenues	$28,314	(22)%	$36,141	$82,564	(11)%	$93,228

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

Product revenues decreased by $7,666,000, or 44%, from $17,394,000 to $9,728,000 and decreased by $14,992,000, or 38%, from $39,945,000 to $24,953,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012.  The decrease in product revenues for the three months ended September 30, 2013 as compared to the same period in 2012 was due to a decrease in Enterprise revenues of $5,843,000, or 57%, from $10,162,000 to $4,319,000 and a decrease in Forensic revenues of $1,823,000, or 25%, from $7,232,000 to $5,409,000.  The decrease in product revenues for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to a decrease in Enterprise revenues of $10,771,000, or 53%, from $20,317,000 to $9,546,000 and a decrease in Forensic revenues of $4,221,000, or 22%, from $19,628,000 to $15,407,000.  Enterprise revenues and Forensic revenues were down primarily due to significantly reduced spending by our government customers impacted by the federal budget sequestration.

During the three months ended September 30, 2013, we added 51 new EnCase® Enterprise customers, as compared to 65 for the comparable period in the prior year. During the nine months ended September 30, 2013, we added 194 new EnCase® Enterprise customers, as compared to 229 for the comparable period in the prior year. During the three months ended September 30, 2013, 79% of Enterprise product revenues were the result of sales to existing customers, compared to 86% in the comparable period in the prior year. During the nine months ended September 30, 2013, 66% of Enterprise product revenues were the result of sales to existing customers, compared to 79% in the comparable period in the prior year.

We currently expect product revenues for the three month period ending December 31, 2013 to decrease by approximately 30% - 35% as compared to the same period in 2012.

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

Subscription revenues increased $63,000, or 2%, from $2,648,000 to $2,711,000 and increased $1,486,000, or 22%, from $6,716,000 to $8,202,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012.  The nine months ended September 30, 2012 included only a partial quarter of subscription revenues, since we only started to earn subscription revenues in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues decreased by $224,000, or 1%, from $16,099,000 to $15,875,000 and increased by $2,842,000, or 6%, from $46,567,000 to $49,409,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012.

Services revenues decreased by $645,000, or 9%, from $7,074,000 to $6,429,000 and increased by $1,486,000, or 8%, from $19,700,000 to $21,186,000 for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

The decrease in services revenues for the three months ended September 30, 2013, was due to a decrease in training revenues of $339,000, or 13%, from $2,570,000 to $2,231,000 and a decrease in professional services revenues of $306,000, or 7%, from $4,504,000 to $4,198,000 as compared with the same period in 2012. The decrease in training revenues was due to reduced spending by our government customers impacted by the federal budget sequestration and the decrease in professional services was due to slightly lower case work, incident response work and implementation work for customers of our EnCase Enterprise products.

The increase in services revenues for the nine months ended September 30, 2013, was due to an increase in professional services revenues of $2,346,000, or 19%, from $12,404,000 to $14,750,000, partially offset by a decrease in training revenue of $860,000, or 12%, from $7,296,000 to $6,436,000 as compared with the same period in 2012.  The increase in professional services revenues was due to increased case work, incident response work and implementation work for customers of our EnCase Enterprise products and includes approximately $600,000 in professional services related to the timing of our acquisition of CaseCentral in February 2012. The decrease in training revenues was due to reduced spending by our government customers impacted by the federal budget sequestration.

Maintenance revenues increased by $421,000, or 5%, from $9,025,000 to $9,446,000 and $1,356,000, or 5%, from $26,867,000 to $28,223,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012. The increases were primarily a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products. Our installed product base increased primarily through the addition of 323 new Encase Enterprise customers and sales of 72 new EnCase eDiscovery and Encase Cybersecurity modules to existing EnCase Enterprise customers during the twelve-month period ending September 30, 2013.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	Change %	2012	2013	Change %	2012
Cost of product revenues	$2,164	(2)%	$2,208	$5,665	(2)%	$5,795
Cost of subscription revenues	1,109	13%	981	3,289	15%	2,850

Cost of services and maintenance revenues:
Professional services revenues	4,340	(6)%	4,613	13,563	12%	12,061
Training	1,591	6%	1,498	4,889	8%	4,534
Maintenance revenues	501	17%	428	1,509	1%	1,491
Total cost of services and maintenance revenues	6,432	(2)%	6,539	19,961	10%	18,086
Total cost of revenues	$9,705	0%	$9,728	$28,915	8%	$26,731

Share-based compensation included above:
Cost of product revenues	$35		$25	$100		$72
Cost of subscription revenues	$51		$38	$141		$108
Cost of services and maintenance revenues	$368		$256	$1,039		$735

Gross Margin Percentage
Products	77.8%		87.3%	77.3%		85.5%
Subscriptions	59.1%		62.9%	59.9%		57.6%
Services and maintenance	59.5%		59.4%	59.6%		61.2%
Total	65.7%		73.1%	65.0%		71.3%

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

Cost of product revenues decreased $44,000, or 2%, from $2,208,000 to $2,164,000, and $130,000, or 2%, from $5,795,000 to $5,665,000, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.  The decreases were primarily a result of decreases in cost of forensic hardware due to lower sales of our forensic hardware products.

Product gross margin for the three and nine months ended September 30, 2013 decreased to 77.8% and 77.3%, respectively, compared to 87.3% and 85.5% for the same periods in 2012. The decreases in gross margin percentages were primarily due to forensic hardware product revenues (which result in a lower gross margin than sales of enterprise products) comprising 27.8% and 28.7% of product revenues for the three months and nine months ended September 30, 2013, respectively, compared to 21.1% and 22.2%, respectively, for the same periods in 2012.

Cost of Subscription Revenues

The cost of subscription revenues consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenues increased $128,000, or 13%, from $981,000 to $1,109,000 and $439,000, or 15%, from $2,850,000 to $3,289,000, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.  The increase for the three months ended September 30, 2013 was primarily due to an increase in software maintenance expenses. The increase for the nine month ended September 30, 2013 was due primarily the cloud-based document and production software producers not becoming a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs. The cost of maintenance revenues is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenues decreased $106,000, or 2%, from $6,539,000 to $6,432,000 and increased $1,875,000, or 10%, from $18,086,000 to $19,961,000, for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012.

The decrease in cost of services and maintenance revenues for the three months ended September 30, 2013, as compared with the same period in 2012, was due to a decrease in the cost of professional services revenues of $273,000, or 6%, from $4,613,000 to $4,340,000. This decrease was primarily due to a decrease in incentive compensation associated with lower professional services revenue and gross margins.

The increase in cost of services and maintenance revenues for the nine months ended September 30, 2013, as compared with the same period in 2012, was primarily due to the increase in the cost of professional services revenues of $1,502,000, or 12%, from $12,061,000 to $13,563,000. This increase was primarily due to an increase in compensation and related expenses associated with higher revenues and an increase in headcount in our professional services organization. Approximately $700,000 of the increase was a result of the timing of the acquisition of CaseCentral in February, 2012.

Services and maintenance gross margin for the three and nine months ended September 30, 2013 was 59.5% and 59.6%, respectively, compared to 59.4% and 61.2% for the same periods in 2012. The decrease in services and maintenance gross margin for the nine months ended September 30, 2013 compared to the same period in the previous year was primarily a result of the training gross margin decreasing to 24.0% from 37.9% due to an increase in compensation and related expenses incurred as a result of the opening of new training facilities.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	Change %	2012	2013	Change %	2012
Selling and marketing expenses	$10,494	(11)%	$11,790	$30,359	0%	$30,341
Research and development expenses	$6,771	9%	$6,224	$21,438	20%	$17,807
General and administrative expenses	$4,271	(20)%	$5,351	$14,155	(15)%	$16,664
Depreciation and amortization expenses	$1,983	14%	$1,745	$5,673	6%	$5,335

Share-based compensation included above:
Selling and marketing expenses	$539		$408	$1,518		$1,217
Research and development expenses	$544		$365	$1,479		$990
General and administrative expenses	$482		$377	$1,377		$1,103

As a percentage of revenues:
Selling and marketing expenses	37.1%		32.6%	36.8%		32.5%
Research and development expenses	23.9%		17.2%	26.0%		19.1%
General and administrative expenses	15.1%		14.8%	17.1%		17.9%
Depreciation and amortization expenses	6.9%		4.8%	6.9%		5.7%

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

Selling and marketing expenses decreased $1,296,000, or 11%, from $11,790,000 to $10,494,000 for the three months ended September 30, 2013, as compared with the same period in 2012 and remained essentially flat at $30,359,000 for the nine months ended September 30, 2013, as compared with $30,341,000 for the same period in 2012.

The decrease for the three months ended September 30, 2013, was due primarily to a $2,020,000 decrease in sales commissions due to lower revenues for the three months ended September 30, 2013 as compared to the same period in the prior year, partially offset by an increase of $417,000 in compensation and other employee-related expenses due to an increase in headcount due to our initiative to expand into additional markets and a $307,000 increase in expenses for other marketing activities.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses. In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings, we increased the number of research and development personnel that we employed during the three and nine months ended September 30, 2013 compared to the same periods in 2012.

Research and development expenses increased $547,000, or 9%, from $6,224,000 to $6,771,000, and $3,631,000, or 20%, from $17,807,000 to $21,438,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012. The increases were due to higher compensation costs and other employee-related expenses associated with increased headcount due to the number of products in development. Approximately $600,000 of the increase in the nine months ended September 30, 2013 was due to increased compensation and other-employee related expenses due to an increase in headcount in connection with the acquisition of CaseCentral in February 2012.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $1,080,000, or 20%, from $5,351,000 to $4,271,000, and $2,509,000, or 15%, from $16,664,000 to $14,155,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012.

The decrease in general and administrative expenses for the three months ended September 30, 2013, was primarily attributable to a decrease of $984,000 in legal fees related to the patent infringement complaints filed in 2012.

The decrease in general and administrative expenses for the nine months ended September 30, 2013, was primarily attributable to a decrease in acquisition related costs of $2,420,000 related to the CaseCentral acquisition and a decrease of $1,847,000 in legal fees related to the patent infringement complaints filed in 2012, partially offset by an increase of $1,508,000 in higher compensation costs and other employee-related expenses associated with increased headcount and our new headquarters building and an increase of $250,000 in bad debt expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased $238,000, or 14%, from $1,745,000 to $1,983,000, and $338,000, or 6%, from $5,335,000 to $5,673,000 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012, primarily as a result of the amortization of intangible assets and depreciation expense as a result of the acquisition of CaseCentral in February 2012 and our relocation to a new headquarters in June 2013.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three months ended September 30, 2013, we recorded income of $9,000 as compared with expense of $9,000 for the same period in 2012.  For the nine months ended September 30, 2013, we recorded income of $18,000 as compared with expense of $10,000 for the same period in 2012.  The changes from 2012 to 2013 were primarily due to a decrease in interest expense and to capital leases.

Income Tax Provision

The Company recorded an income tax provision for the three and nine months ended September 30, 2013 of $67,000 and $183,000, respectively, as compared to $22,000 and $231,000, respectively for the same periods in 2012.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and nine months ended September 30, 2013 and 2012 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of September 30, 2013, we had $16.8 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately-held provider of cloud-based document review and production software for approximately $21.1 million, consisting of $9.5 million in cash (net of $1.4 million in cash acquired), $9.6 million in Company common stock and contingent consideration with an acquisition date fair value of $0.6 million. Depending on CaseCentral’s SaaS revenues, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholder over the next two 12-month periods starting April 1, 2013. We did not pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $2,152,000 for the nine months ended September 30, 2013 and net cash provided by operating activities was $4,643,000 for the nine months ended September 30, 2012.  The change to cash used in operating activities was primarily a result of the net loss of $18,141,000 for the nine months ended September 30, 2013 compared to the net loss of $3,891,000 for the same period in 2012, an increase in accrued liabilities of $2,620,000 for the nine months ended September 30, 2013 compared to a decrease of $1,255,000 for the same period in 2012, an increase in accounts payable of $2,680,000 for the nine months ended September 30, 2013 compared to an increase of $170,000 for the same period in 2012, offset by a decrease in trade receivables of $1,401,000 for the nine months ended September 30, 2013 compared to a decrease of $3,080,000 for the same period in 2012.

Net cash used in investing activities was $11,921,000 for the nine months ended September 3, 2013, as compared with $12,127,000 for the same period in 2012.  The decrease in cash used in investing activities was primarily related to the $9,642,000 in cash that was used to fund the acquisition of CaseCentral in February 2012, offset by $11,921,000 in purchases of property and equipment during the nine months ended September 30, 2013, as compared to $2,485,000 during the same period in 2012.  The increase in purchase of property and equipment was primarily related to the buildout of our new headquarters building.

Net cash used in financing activities was $1,730,000 for the nine months ended September 30, 2013, as compared to cash provided by financing activities of $424,000 for the same period in 2012.  The change in financing activities was due primarily to $1,456,000 of cash received from the proceeds of employee stock options during the nine months ended September 30, 2013, as compared to $2,655,000 of cash received during the same period in 2012, partially offset by $2,161,000 in common stock withheld from employees to satisfy their personal income tax withholding requirement upon the vesting of share awards issued under our equity compensation plans during the nine months ended September 30, 2013, as compared to $1,294,000 withheld for the comparable period in 2012.

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit.  The maximum principal amount of loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires, among other things, that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to trailing twelve-months EBITDA of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not allow a cumulative net loss (defined as GAAP net loss before non-cash stock compensation expense and amortization of intangibles) of more than $5.0 million during any fiscal year. Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014.

As of June 30, 2013, the Company was not in compliance with the covenant that requires the Company to not exceed a cumulative loss of $5.0 million during any fiscal year.  On October 31, 2013, we received a one-time waiver from the bank for the breach of this covenant.

On October 31, 2013 we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement. Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, is changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter. In addition, the financial covenant that requires that we shall not allow a year-to-date net loss in excess of $5.0 million during any fiscal year is changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.

After considering the terms of the Modification Agreement, as of September 30, 2013, we were in compliance with all the covenants from the Loan Agreement and the Modification Agreement.  We have letters of credit outstanding against the line in the amount of $1.8 million as of September 30, 2013, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.2 million.

Contractual Obligations and Commitments

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period. We did not pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.  At September 30, 2013, the fair value of the contingent consideration for the remaining two 12-month periods, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $600,000 and was included as a liability on our condensed consolidated balance sheets.

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease began on August 1, 2013 and has an initial term of ten years and ten months. The Lease will allow the Company to consolidate its Pasadena, California operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease.  The Company has two options to extend the Lease, each for a period of five years.

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

At September 30, 2013, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2012 was approximately $34.2 million, of which $3.8 million is due during 2013. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At September 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at September 30, 2013, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 2013, the Company filed its Answer and Counterclaim.  MyKey filed a petition to consolidate a number of related cases, including the case against the Company in the Central District of California, into a Multi-District Litigation (“MDL”) proceeding.   On August 16, 2013, the MDL panel approved the petition and assigned the MDL consolidated case to the judge who is also presiding over the individual case against the Company.  The MDL case will dispose of certain issues common to the consolidated cases.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 1, 2013 to July 31, 2013
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions(2)	6,652	$9.37	—	—
August 1, 2013 to August 31, 2013
Repurchase program(1)	—	—	—	$3,649,000
Employee transactions(2)	2,196	$8.63	—	—
September 1, 2013 to September 30, 2013
Repurchase program(1)	—	—	—	$3,649,000
Employee transactions(2)	—	—	—	—
Total
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions(2)	8,848	$9.19	—	—

(1) In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of September 30, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

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

Dated: November 8, 2013