Form 10-K
period 2013-12-31
Guidance Software, Inc.
filed 2014-02-24
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $72,742,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 12, 2014 there were approximately 29,000,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

EnCase® eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies.  Following the acquisition of CaseCentral in February 2012, the e-discovery product portfolio spans from legal hold to identification, collection, preservation, processing, first pass review and early case assessment (“ECA”) review and production capabilities.  The integrated offering deploys software intelligently, delivering the legal hold, identification, collection, preservation, and processing functions on-premise, at the customer site — close to the sources of data and the data custodians — and the ECA, review and production functions as subscription-as-a-service (“SaaS”) in the “cloud,” so that geographically dispersed inside and outside counsel can efficiently review collected documents without needing any special equipment or software other than a web browser and internet connectivity.

EnCase® eDiscovery Review is a cloud-based document review and production SaaS for corporations and law firms.

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

EnCase® Analytics, a security intelligence product designed to derive insights from the data generated by endpoint activity.  EnCase Analytics leverages kernel-level access for endpoint data collection providing a repository of the most reliable data for insights into undetected risks and threats.  Through its interactive visual interface, EnCase Analytics exposes suspicious patterns, commonalities, and anomalies, to proactively identify threats and minimize damage.

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

For the fiscal year ended December 31, 2013, we reported total revenues of $110.5 million, employed approximately 495 employees and conducted business in over 65 countries.  We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

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

Business Strategy

Our business strategy is to develop and support superior solutions that enable corporate, government and law enforcement organizations to conduct thorough and effective computer investigations of any kind, including intellectual property theft, incident response, compliance auditing and responding to e-discovery requests, all while maintaining the forensic integrity of the data.  A key driver behind this strategy is the development and introduction of new products and improvements to our existing products.  Our goal is to develop more powerful, user friendly and affordable products without compromising on our technological commitment.  We are focused on gaining more EnCase® Enterprise customers, and then offering them higher-value products, such as EnCase eDiscovery, EnCase Cybersecurity, and EnCase Analytics that automate and enhance functionality in the enterprise forensics, e-discovery, and cybersecurity spheres. In addition, we are focused on continuing our leadership in computer forensics technology with innovative software and hardware for a complete forensic framework.

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

EnCase® eDiscovery

EnCase eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies.  Following the acquisition of CaseCentral in February 2012, the e-discovery product portfolio spans from legal hold to identification, collection, preservation, processing, first pass review, and early case assessment (“ECA”), review and production capabilities.  Using a distributed, enterprise-wide scalable architecture, it collects and processes only potentially relevant data, and it preserves evidence and metadata in the court-validated EnCase Evidence File format to ensure complete chain of custody from the moment the legal hold is issued until documents are produced to the opposing party.  EnCase eDiscovery tracks activity at every step of the e-discovery process so that the status of projects can be viewed, audited, and communicated to others.  The ECA, review and production capabilities are available in the Cloud, so that geographically dispersed inside and outside counsel can efficiently review collected documents without needing any special equipment or software other than a web browser and internet connectivity.

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

•                          Cloud-based review and production.

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

EnCase® Analytics

EnCase Analytics is a security intelligence product designed to deliver the next level of security intelligence by exposing undetected risks and threats using insights derived from data generated by endpoint activity.  EnCase Analytics leverages kernel-level access for endpoint data collection instead of trusting a compromised operating system, providing a repository of the most reliable data for insights into undetected risks and threats.

EnCase Analytics provides the ability to quickly visualize enterprise-wide endpoint data from multiple dimensions, regardless of how large or disparate the data sets may be.  Through its interactive visual interface, EnCase Analytics exposes suspicious patterns, commonalities, and anomalies, regardless of how large or disparate the data set.  This allows for quick adjustments to proactively identify threats and minimize damage.

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

EnCase® App Central

EnCase App Central is an online marketplace that allows developers and investigation professionals the opportunity to share and discover the latest apps that complement the Company’s EnCase solutions.  The online store includes apps written by Company employees, as well as third-party software developers.  Since the store opened in spring 2013, downloads have exceeded 21,600.

Tableau™ Hardware

Tableau hardware includes write blockers, forensic duplicators and storage devices.  Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase Forensic.  Tableau storage products, which were only sold during Q1 and Q2 2013, are used in conjunction with write blockers or forensic duplicators, provide high performance, high availability storage for data acquired and produced during forensic examinations.

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

Cloud Review Services.  We provide expertise and project management for single or multiple case reviews for our CaseCentral®  cloud-based hosting platform.  We have industry leading experience in both managing large cases with hundreds of reviewers, as well as managing clients with thousands of cases through data targeting, initial review, production and trial preparation.

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

We operate two training classrooms in Pasadena, California, two near Washington, D.C., one in Houston, Texas, one in Orlando, Florida, one near Chicago, Illinois and two near London, England.  In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central and South America, Europe, Africa, the Middle East and Asia/the Pacific Rim (as permitted by U.S. Export Regulations).  In 2013, we conducted training classes in 27 different countries.  In addition to offering courses in English, we have begun to localize our courses by converting the course content and manuals into other languages, and delivering the courses in those languages.  To date, our training courses have been taught in 14 different languages.  Other than English, our course materials have been translated into 5 additional languages.  We also offer online-training courses, called OnDemand training, that are available worldwide.

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

EnCE ® Certification

The EnCE program certifies the competency of public and private sector employees in the best practices of computer forensic investigations and in the proper use of EnCase® while conducting such investigations. In order to obtain EnCE certification, professionals must have at least 12 months of computer forensic experience or attended 64 hours of authorized computer forensic training and pass a dual-phase EnCE examination. EnCE certification acknowledges that professionals have mastered computer forensic investigation methodology as well as the use of EnCase during complex computer examinations.  Our EnCE program is recognized by both the law enforcement and corporate communities as a symbol of in-depth computer forensics knowledge, and EnCE certification illustrates that an investigator is a skilled computer examiner. As of December 31, 2013, more than 4,800 people worldwide had achieved EnCE certification.

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

Sales and Distribution

We currently market our software and services primarily through a direct sales organization complemented by an inside sales organization and an indirect sales channel.  We expect to increase the size of the inside sales organization relative to the direct sales organization over the next twelve months as part of our focus on expanding the number of customers of our EnCase Enterprise platform.  Our direct sales force is located throughout the Americas, Europe, the Middle East, Africa and Asia/the Pacific Rim.

Our revenue consists of product, subscription and service and maintenance fees from our customers and distributors.  Product revenue represented approximately 31%, 43% and 50% of our total revenue in fiscal years 2013, 2012 and 2011, respectively. Subscription revenue represented approximately 9% of our total revenue in fiscal year 2013, as compared to 7% in 2012, and none in 2011.  Revenues from service and maintenance represented approximately 60%, 50% and 50% of our total revenue in fiscal years 2013, 2012 and 2011, respectively.

Sales to customers outside the United States totaled $23.7 million, representing 21% of our total revenue in fiscal year 2013. For a geographic breakdown of our revenue and property and equipment, see Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Customers

Our customers include government agencies and global corporations in a wide variety of industries such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail.  Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 200 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide.  Our EnCase Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim.  Sales to customers outside of the United States accounted for 21%, 19% and 19% of our revenues for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.  The majority of our EnCase Forensic customers are national and local government agencies, law enforcement agencies, consultants and other organizations of the United States and foreign governments.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products.  We conduct research on existing or new computer hardware or software technology to develop solutions for our law enforcement, government or corporate markets.  We conduct research on file system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations and user productivity and performance features.  Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes.  Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular customer deployment on other customer deployments.  Our research and development expenses were $27.7 million, $24.5 million and $18.9 million in 2013, 2012 and 2011, respectively.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology.  The market for software for electronic discovery is highly fragmented, and our EnCase® eDiscovery product competes against enterprise search and content management vendors such as HP and EMC, as well as electronic discovery point solutions from smaller, privately held companies.  More generally, our EnCase® eDiscovery software competes against providers of outsourced electronic discovery services, such as FTI or Navigant.  In the IT Security market, we believe our EnCase® Cybersecurity and EnCase® Analytics products provide certain unique capabilities, but we nevertheless compete for budget dollars against established IT security vendors such as Checkpoint and McAfee.  In the computer forensics market we compete against a series of smaller, privately held companies, such as AccessData, X-ways Software and Paraben.  Additionally, in the broader enterprise market we compete with forensic vendors including Access Data and security software solution vendors including McAfee and Symantec.  With respect to our e-discovery solution, we compete against e-discovery point solutions such as StoredIQ, Clearwell and Nuix, information and content management vendors including HP, (which acquired Autonomy), Symantec (which acquired Clearwell), EMC (which acquired Kazeon), as well as other privately held companies.  Our e-discovery solutions also compete against outsourced e-discovery alternatives whether e-discovery service providers or consulting companies, such as the large consulting/accounting firms and others, that offer services for traditional digital investigations and e-discovery in place of implementing a packaged software solution.

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

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business.  We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property.  We currently have 21 issued patents and 15 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention).  We own registered copyrights on various versions of our products and associated instructional documentation.  We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, CEIC®, EnCEP® and logo Guidance Software® in the United States.

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

Substantial litigation regarding intellectual property rights exists in the software industry.  From time to time, in the ordinary course of business, we may be subject to, or initiate, claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap.  These claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties.  However, these agreements may be unavailable on commercially reasonable terms, or not available at all.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 15 — Contractual Obligations, Commitments and Contingencies” in the notes to the consolidated financial statements included in Item 8.

In addition to our proprietary technology, we rely on technology that we license from third parties.  During 2012, we agreed with Oracle to extend a license for a document viewer technology used in our products until November 2015.  In addition, Oracle may terminate this license agreement prior to the expiration of its term if we fail to make timely payments or fail to comply with any other material term of the license. (See Risk Factors: “Our success depends in part upon our ability to develop new products and enhance our existing products.  Failure to successfully introduce new or enhanced products to the market may adversely affect our business, financial condition and results of operations” in Item 1A of this Annual Report on Form 10-K).

Employees

As of December 31, 2013, we employed approximately 495 full-time employees.  In January 2014, we reduced our headcount by 35 employees.

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

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2011, 2012 and 2013. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers.  In 2013, delays and reductions in sales to our customers caused lower revenues recognized in fiscal 2013.  Similar delays and reductions in the future could lead to reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

Our operating results may fluctuate from period to period and within each period, which makes our operating results difficult to predict and could cause our revenues, expenses and profitability to fall short of expectations during certain periods.

Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, many of which are outside of our control. You should not rely on our past results as an indication of future performance, as our operating results in the future may fall below expectations, expenses could increase and revenues could decrease. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, our quarterly revenues and operating results may fluctuate as a result of a variety of factors, including, but not limited to, our lengthy sales cycle, the proportion of revenues attributable to license fees versus services and maintenance revenue, changes in the level of fixed operating expenses, demand for our products and services, the introduction of new products and product enhancements or upgrades by us or our competitors, changes in customer budgets and capital expenditure plans, competitive conditions in the industry and general economic conditions. In addition, many customers make major software acquisitions near the end of their fiscal years, which tends to cause our revenues to be higher in the third and fourth calendar quarters which coincide with the fiscal year ends of many government agencies and corporations, and lower in the first and second calendar quarters. In addition, many customers tend to make software acquisitions or purchases near the end of a particular quarter, which tends to make our revenues for a particular period unpredictable for a significant portion of the period in question until software purchase decisions have been made. Since certain of our software sales are large scale license agreements, a short delay in just one of these software sales from one quarter into a subsequent quarter or a loss of one of these potential sales could cause us to deliver results for a quarter that are below projections of securities analysts that follow our results. There can be no assurance that we will be able to successfully address these risks, and we may not be profitable in any future period.

If the corporate market for digital investigation software were not to develop, we will not be able to grow, and our revenues and results of operations will be adversely affected.

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

Even if digital investigation software gains wide market acceptance, our software may not adequately address market requirements and may not continue to gain market acceptance. If digital investigation software generally, or our software specifically, do not gain wide market acceptance, we may not be able to grow and our revenues and results of operations would be adversely affected.

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

We also believe that a critical contribution to our successful growth prior to the recession in 2009 has been our corporate culture which fosters innovation, teamwork and excellence. As our organization grows and we are required to implement more complex organizational structures and institutional programs, we may find it difficult to maintain the beneficial aspects of our corporate culture, which could negatively affect our ability to attract and retain qualified and experienced personnel and therefore our future success in continuing to maintain our rapid growth.

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

Several competing companies provide digital investigation software and applications that directly compete or will compete with our products, or offer solutions our products do not address. In addition, if the market for digital investigation software develops as we anticipate, other companies could enter this market through their own software development or through the acquisition of one of our current competitors. If these companies are more successful in providing similar, better or less expensive digital investigation solutions compared to those that we offer, we could experience a decline in customers and revenue. These companies include computer forensic companies, managed security services companies and consulting companies, such as the large consulting/accounting firms, many of which have substantially greater resources and customer bases than we do. If our competitors are more successful than we are at generating professional services engagements, our growth rate or revenues may decline.

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

Computer hackers may damage our products, services and systems, which could cause interruptions in our service and harm to our business and hackers could gain access to our customers’ personal information which could result in the loss of existing clients, negative publicity and legal liability.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. In September 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree found that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. In April 2007, we received formal notice and service of the decree from the FTC, effectively ending the inquiry. In 2007, we timely filed the first compliance report required by the consent decree. In 2009, 2011, and 2013, we timely complied with our biennial monitoring and reporting responsibilities required by the consent decree.

Given the incident, any subsequent breach of our security could be especially damaging to our reputation and business and may result in monetary penalties if the FTC were to find that the circumstances that lead to the breach constituted a violation of our obligations under the consent decree.

In addition, from time to time we may be the targets of computer hackers who, among other things, create viruses to sabotage or otherwise attack companies’ networks, products and services. For example, there was recently a spread of viruses, or worms that intentionally deleted anti-virus and firewall software. Our products, networks, websites and systems, may be the target of attacks by hackers. If successful, any of these events could damage our computer systems, force us to incur substantial costs to fix technical problems or result in hackers gaining access to our technical and other proprietary information, which could harm our business and results of operations.

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

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.  In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The balance of the estimated liability after reduction for taxes and interest relating to years in which the statute of limitation has expired is approximately $1.1 million, including interest of approximately $0.4 million as of December 31, 2013.  The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit.

Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

Our operating results and business would be seriously impaired if our revenues from our EnCase® Enterprise product offerings, which include EnCase® eDiscovery and EnCase® Cybersecurity, were to decline.

Historically, we have derived substantially all of our license revenues from sales of our EnCase® Forensic and EnCase Enterprise product offerings. Although we have introduced new software modules, we expect that our EnCase Enterprise product offerings will account for the largest portion of our software product revenue for the foreseeable future.  We believe that the degree of penetration for our EnCase Forensic product in the law enforcement market makes it unlikely that revenue from sales of EnCase Forensic will contribute dramatically to future revenue growth. For this reason, we are dependent on increased sales of our EnCase Enterprise product offerings to drive future growth.

As a result, if for any reason revenue from our EnCase Enterprise product offerings declines further or does not increase as anticipated, our operating results and our prospects for growth will be significantly impaired. Further, if these products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our business will be adversely affected.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to our current or future software applications, trademarks or other proprietary rights. The legal framework for software patents is rapidly evolving and we expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows. In certain circumstances, the owners of proprietary software could make copyright and/or patent infringement claims against us in connection with such activity. Any such claims, whether meritorious or not, could be time consuming and difficult to defend against, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. Any of these claims could disrupt our business, make it difficult to add or retain important features in our products and have a material adverse effect on our financial condition and results of operations.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 15 —  Contractual Obligations, Commitments and Contingencies” in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Because of the nature of digital investigations, our potential customers and purchasers of our products or the public in general may perceive that use of our products for these investigations result in violations of individual privacy rights. In addition, certain courts, legislative and regulatory authorities could determine that the use of our software solutions or similar products is a violation of privacy rights, particularly in jurisdictions outside of the United States. Any such determination or perception by potential customers, the general public, government entities or the judicial system could harm our reputation and adversely affect the sales of our products and our results of operations.

Our business depends, in part, on sales to governments and governmental entities and significant changes in the contracting or fiscal policies of governments and governmental entities could have a material adverse effect on our business.

We derive a significant portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For the year ended December 31, 2013, we derived approximately 13.3% of our revenues from the sales of products and services from the U.S. Government.  In 2013, our business was adversely affected by government budgeting constraints.  Changes in government contracting policies or additional or continued government budgetary constraints could directly affect our business, financial condition and results of operations. Among the factors that could adversely affect our business, financial condition or results of operations are:

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

We have developed many of our major products, including EnCase® eDiscovery and EnCase®Cybersecurity, to function as applications running on the EnCase® Enterprise platform. We created these applications using the EnScript programming language. In order to enhance the attractiveness of EnCase to potential customers and position EnCase as a standard software for digital investigations, we have made available without charge the EnScript programming language, which permits users of EnCase to develop customized add-on features for their own or others’ use, and we have trained our customers on how to write add-on programs using the EnScript programming language, which is similar to Java or C++. As part of this strategy, we have encouraged the development of an active community of EnScript programmers similar to those which have emerged for other software products. While we believe widespread use of our EnScript programming language will ultimately create demand for our products, customers in the past have developed, and may in the future develop, software for use with EnCase using the EnScript programming language, rather than purchasing certain of our product offerings. Losses of sales to potential customers could have a material adverse impact on our revenues and results of operations.

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

Products as complex as ours may contain undetected errors or failures.  Despite extensive testing by us and by our customers, we have in the past discovered errors in our software applications and will likely continue to do so in the future. As a result of past discovered errors, we experienced delays and lost revenues while we corrected the problems in those software applications. In addition, customers in the past have brought to our attention “bugs” in our software exposed by the customers’ unique operating environments. Although we have been able to fix these software bugs in the past, we may not always be able to do so in the future. In addition, our products may also be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. Any of these events may result in the loss of, or delay in, market acceptance of our products and services, which would seriously harm our sales, financial condition and results of operations.

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

We may need to raise additional funds in the future in order to develop new products, enhance existing products, offer additional services or make strategic acquisitions of complementary businesses, technologies, products or services.  Any required additional financing may not be available on terms acceptable to us, or at all.  If we raise additional funds by issuing equity securities, existing security holders will experience dilution of their ownership interest, which could be significant, and the newly-issued securities may have rights senior to those of the holders of our common stock.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational and financial flexibility and would also require us to incur additional interest expense.  If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software products and services through internal research and development or acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could negatively impact our software products and services offerings and sales revenues, the failure of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations which will increase our global reach.  For the years ended December 31, 2013, 2012 and 2011, we derived approximately 21%, 19%, and 19%, respectively, of our revenues from sales of products and services outside the United States.

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

As of February 18, 2014, our executive officers, directors and affiliated entities together beneficially own approximately 38% of our common stock outstanding, including approximately 34% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

All of our outstanding shares are eligible for sale in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Also, shares subject to outstanding options and rights under our Second Amended and Restated 2004 Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

Our balance sheet contained intangible assets (net) and goodwill totaling $24.6 million at December 31, 2013 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2013, we had $14.6 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (ASC 350) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2013, we had $10 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                  Properties

Our corporate headquarters is located in Pasadena, California.  From January to July of 2013, we leased approximately 70,000 square feet in two locations.  In July 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building, also located in Pasadena, California.  The Lease began on August 1, 2013 and has an initial term of ten years and ten months.  The Lease allowed the Company to consolidate its Pasadena operations into a single location.

We also lease an additional approximately 75,000 square feet at facilities in: Houston, Texas; New York City, New York; Waukesha, Wisconsin; San Francisco, California; Dulles, Virginia; Chicago, Illinois; Orlando, Florida, and near London, England.  We also maintain regional facilities in Singapore and Brazil.  These leases expire at various points through 2019.

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

Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 2013, the Company filed its Answer and Counterclaim.  MyKey filed a petition to consolidate a number of related cases, including the case against the Company in the Central District of California, into a Multi-District Litigation (“MDL”) proceeding.  On August 16, 2013, the MDL panel approved the petition and assigned the MDL consolidated cases to the judge who is also presiding over the individual case against the Company.  The MDL case will dispose of certain issues common to the consolidated cases, such as the validity of patents being asserted against the joint defendants.

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$13.08	$8.99	$11.87	$5.88
Second Quarter	10.90	7.50	11.23	7.80
Third Quarter	9.84	7.00	11.95	8.80
Fourth Quarter	10.17	8.44	12.37	10.20

As of January 31, 2014, there were 23 holders of record of our common stock.  On February 19, 2014, the last sale price reported on the NASDAQ Global Market for our common stock was $10.68 per share.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Repurchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1 to December 31, 2011
Repurchase program (1)	187	$5.98	—	$3,649,000
Employee transactions (2)	204	$7.00	—	—
January 1 to December 31, 2012
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions (2)	207	$10.46	—	—
January 1 to December 31, 2013
Repurchase program (1)	—	—	—	$3,649,000
Employee transactions (2)	284	$9.96	—	—
Total
Repurchase program (1)	187	$5.98	—	$3,649,000
Employee transactions (2)	695	$9.18

(1) In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2013, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

(2) Consists of shares withheld by the Company to satisfy employee personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans.  Withholdings are limited to minimum statutory requirements.

Stock Performance Graph and Cumulative Total Return

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years with two indices: (i) the NASDAQ Composite Index (symbol: ^IXIC) and (ii) the NASDAQ Computer Index (symbol: ^IXCO). The graph assumes an initial investment of $100 at the beginning of the five year period and that all dividends have been reinvested.  No cash dividends have been declared on our common stock.  The quotes were obtained from http://finance.yahoo.com. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.                                  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected consolidated balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2013, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report.  The selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and selected consolidated statement of operations data for the year ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$34,203	$56,116	$52,345	$43,930	$34,068
Subscription revenue	10,345	9,202	—	—	—
Services and maintenance revenues	65,976	64,152	52,256	47,970	40,822
Total revenues	110,524	129,470	104,601	91,900	74,890
Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	7,450	7,982	5,973	4,937	2,793
Cost of subscription revenue	4,314	3,722	—	—	—
Cost of services and maintenance revenues	25,756	24,733	22,453	19,874	17,898
Total cost of revenues (excluding amortization and depreciation, shown below)	37,520	36,437	28,426	24,811	20,691
Operating expenses:
Selling and marketing	41,486	42,278	36,992	35,947	36,475
Research and development	27,744	24,459	18,882	17,012	14,225
General and administrative	17,403	21,224	16,432	13,985	13,497
Depreciation and amortization	7,678	6,859	5,424	4,700	4,427
Total operating expenses	94,311	94,820	77,730	71,644	68,624
Operating loss	(21,307)	(1,787)	(1,555)	(4,555)	(14,425)
Other income and expense:
Interest income	22	39	53	78	86
Interest expense	(34)	(72)	(9)	(5)	(10)
Other income, net	36	25	20	1	44
Total other income and expense	24	(8)	64	74	120
Loss before income taxes	(21,283)	(1,795)	(1,491)	(4,481)	(14,305)
Income tax provision	217	188	158	121	(380)
Net loss	$(21,500)	$(1,983)	$(1,649)	$(4,602)	$(13,925)
Net loss per share:
Basic	$(0.83)	$(0.08)	$(0.07)	$(0.20)	$(0.60)
Diluted	$(0.83)	$(0.08)	$(0.07)	$(0.20)	$(0.60)
Weighted average number of shares used in per share calculations(1):
Basic	25,757	24,577	23,252	23,024	23,093
Diluted	25,757	24,577	23,252	23,024	23,093

	Year Ended December 31,
	2013	2012	2011	2010	2009
Non-Cash Share-Based Compensation Data(2):
Cost of product revenue	$137	$101	$82	$54	$23
Cost of subscription revenue	189	142	—	—	—
Cost of services and maintenance revenues	1,284	1,041	898	847	1,098
Selling and marketing	2,100	1,639	1,613	1,601	1,992
Research and development	2,044	1,428	1,373	1,192	1,320
General and administrative	1,872	1,500	1,566	1,493	1,510
Total non-cash share-based compensation	$7,626	$5,851	$5,532	$5,187	$5,943

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$19,919	$32,606	$37,048	$27,621	$36,585
Total assets	$89,231	$100,574	$77,328	$67,440	$69,019
Capital leases	$340	$574	$113	$192	$171
Deferred revenues	$41,663	$43,452	$39,582	$33,614	$36,088
Total stockholders’ equity	$24,040	$39,020	$24,311	$22,529	$23,462

(1)                  See Note 4 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                  Non-cash compensation recorded in each of the five years ended December 31, 2013 relates to stock options and restricted stock granted to employees measured under the fair value method and includes costs related to nonvested share grants.

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

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”)  In September 2013, we introduced EnCase Analytics®, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase eDiscovery and EnCase Cybersecurity solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SaaS will comprise a substantial portion of our future revenues.

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

•                          Prevalence and impact of security breaches, hacking incidents and spread of malicious software. The increasing sophistication of security breaches and hacking attacks on government and private networks and the global spread of malicious software, such as viruses, worms and rootkits, have increased the focus of corporations and large government organizations on digital investigations and other aspects of network security, which has, in turn, increased demand for our products.  Future changes in the number and severity of such breaches, attacks or the spread of malicious software could have an effect on the demand for our products.

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

Summary of Results of Operations

Our total revenue for the year ended December 31, 2013 was $110.5 million, a decrease of $18.9 million, or 15%, from 2012.  Product revenue was $34.2 million for the year ended December 31, 2013, a decrease of $21.9 million, or 39%, from 2012.  Subscription revenue was $10.3 million for the year ended December 31, 2013, an increase of $1.1 million, or 12%, from 2012.  Services and maintenance revenues was $66.0 million for the year ended December 31, 2013, an increase of $1.8 million, or 3%, from 2012.  The decrease in our total revenue for the year ended December 31, 2013, compared to 2012 was primarily due to a decrease in product revenue, offset by small increases in subscription, services and maintenance revenues.

Our net loss for the year ended December 31, 2013 was $21.5 million, or $0.83 per share, compared to a net loss of $2.0 million, or $0.08 per share, for 2012.  Our future profitability is primarily dependent upon revenue from the sale of our products.  The primary contributor to the increase in our net loss for 2013 was a decrease in Enterprise product revenue, which has a high gross margin, while our costs of revenues and operating expenses remained fairly consistent compared with 2012.

In January 2014, we reduced our overall headcount by 35 people.  As a result, we expect compensation costs and other employee-related expenses to decrease within the first quarter of 2014, as compared to 2013.

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

	Year Ended December 31,
(Dollars in thousands)	2013	Change %	2012	Change %	2011
Product revenue	$34,203	(39)%	$56,116	7%	$52,345
Subscription revenue	10,345	12%	9,202	100%	—
Services and maintenance revenues:
Professional services	19,337	7%	18,058	20%	15,037
Training	8,824	(10)%	9,835	27%	7,728
Maintenance	37,815	4%	36,259	23%	29,491
Total services and maintenance revenues	65,976	3%	64,152	23%	52,256
Total revenues	$110,524	(15)%	$129,470	24%	$104,601

Product Revenue

We generate product revenue principally from two product categories: Enterprise products and Forensic products.  Our Enterprise products include perpetual licenses and Pay-Per-Use fees related to our EnCase® Enterprise, eDiscovery, and EnCase® Cybersecurity.  Our Forensic products include revenue related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue for the year ended December 31, 2013 decreased by $21.9 million, or 39%, to $34.2 million from $56.1 million for the year ended December 31, 2012.  The decrease was due to a decrease in Enterprise revenues and a decrease in Forensic revenues.  Enterprise product revenue for the year ended December 31, 2013 decreased by $16.1 million, or 54%, to $13.8 million from $29.9 million for the year ended December 31, 2012 primarily due to significantly reduced spending by government customers as a result of the federal budget sequestration.  During the year ended December 31, 2013 we added 278 new EnCase® Enterprise customers, as compared to 358 for the year ended December 31, 2012.  During 2013, 66% of Enterprise product revenue was the result of sales to existing customers, compared to 74% in 2012.  Forensic revenue for the year ended December 31, 2013 decreased by $5.8 million, or 22%, to $20.4 million from $26.2 million for the year ended December 31, 2012, primarily due to significantly reduced spending by our government customers impacted by the federal budget sequestration.

Product revenue for the year ended December 31, 2012 increased by $3.8 million, or 7%, to $56.1 million from $52.3 million for the year ended December 31, 2011.  The increase was primarily due to increases in Enterprise product revenue and Forensic hardware revenue, partially offset by lower Forensic software revenue.  Enterprise product revenue for the year ended December 31, 2012 increased by $5.1 million, or 21%, to $29.9 million from $24.8 million for the year ended December 31, 2011, primarily due to an increase in the number of new EnCase® Enterprise customers resulting from additional functionality made available in our Enterprise products and an increase in sales to existing customers.  During the year ended December 31, 2012 we added 358 new EnCase® Enterprise customers, as compared to 285 for the year ended December 31, 2011.  During 2012, 74% of Enterprise product revenue was the result of sales to existing customers, compared to 61% in 2011. Forensic hardware revenue for the year ended December 31, 2012 increased by $3.7 million, or 44%, to $12.1 million from $8.4 million for the year ended December 31, 2011, primarily due to increased sales of new versions of our hardware products that were made available during the year.  The increases in Enterprise product revenue and Forensic hardware revenue were offset by a decrease in Forensic software revenues for the year ended December 31, 2012 of $5.4 million, or 28%, to $13.6 million from $19.0 million for the year ended December 31, 2011.  The decrease in Forensic software revenues was due to the initial release of the latest version of our EnCase® Forensic product in June 2011, which generated increased demand for that product in 2011 as compared to 2012.

Subscription Revenue

Subscription revenue for the year ended December 31, 2013 increased by $1.1 million, or 12%, to $10.3 million from $9.2 million for the year ended December 31, 2012.  The increase is primarily due to our CaseCentral acquisition in February 2012, when we began to generate revenues from cloud-based document review and production software sold as subscription services.  Subscription revenue for 2013 includes a full year of subscription revenue as compared to a partial year of subscription revenue for 2012, since we started generating subscription revenue in February 2012.

Subscription revenue was $9.2 million for the year ended December 31, 2012, compared with none in 2011.  We started to earn revenue from cloud-based document review and production software products in February 2012 as a result of our acquisition of CaseCentral.

Services and Maintenance Revenues

Services and maintenance revenues for the year ended December 31, 2013 increased $1.8 million, or 3%, to $66.0 million from $64.2 million for the year ended December 31, 2012.  Service revenues for the year ended December 31, 2013 increased $0.3 million, or 1%, to $28.2 million from $27.9 million, for the year ended December 31, 2012, primarily due to an increase of $1.3 million in case work, incident response work and implementation work for customers of our EnCase Enterprise products, as well as an increase of approximately $0.8 million in professional services related to the timing of our acquisition of CaseCentral in February 2012, partially offset by a decrease of $1.0 million in training revenue due to reduced spending by our government customers impacted by the federal budget sequestration.  Maintenance revenue for the year ended December 31, 2013 increased $1.5 million, or 4%, to $37.8 million from $36.3 million for the year ended December 31, 2012 primarily due to sustained increases in our product base and high annual renewal rates by customers desiring maintenance support on our products.  In 2013 our installed product base increased primarily through the addition of 278 new EnCase Enterprise customers, and sales of 38 new EnCase e-Discovery, 35 new EnCase Cybersecurity, and 5 EnCase Analytics modules to existing EnCase Enterprise customers.

Services and maintenance revenues for the year ended December 31, 2012 increased $11.9 million, or 23%, to $64.2 million from $52.3 million for the year ended December 31, 2011.  Services revenue for the year ended December 31, 2012 increased $5.1 million, or 23%, to $27.9 million from $22.8 million, for the year ended December 31, 2011, primarily due to an increase of $3.0 million in professional services revenue related to our acquisition of CaseCentral in February 2012 and a $2.1 million increase in training revenue.  The increase in training revenue was primarily due to increased demand for training courses related to new product releases.  Maintenance revenue for the year ended December 31, 2012 increased $6.8 million, or 23%, to $36.3 million from $29.5 million for the year ended December 31, 2011 primarily as a result of sustained increases in our installed product base and high annual renewal rates by customers desiring continuing maintenance support on our products.  In 2012 our installed product base increased primarily through the addition of 358 new EnCase Enterprise customers and sales of 106 new EnCase e-Discovery and EnCase Cybersecurity modules to existing EnCase Enterprise customers.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2013	Change %	2012	Change %	2011
Cost of product revenue	$7,450	(7)%	$7,982	34%	$5,973
Cost of subscription revenue	4,314	16%	3,722	100%	—
Cost of services and maintenance revenues:
Professional services	17,516	5%	16,681	18%	14,179
Training	6,225	2%	6,095	6%	5,735
Maintenance	2,015	3%	1,957	(23)%	2,539
Total cost of services and maintenance revenues	25,756	4%	24,733	10%	22,453
Total cost of revenues	$37,520	3%	$36,437	28%	$28,426
Share-based compensation included above:
Cost of product revenue	$137		$101		$82
Cost of subscription revenue	$189		$142		$—
Cost of services and maintenance revenues	$1,284		$1,041		$898
Gross Margin Percentage
Products	78.2%		85.8%		88.6%
Subscription	58.3%		59.5%		—%
Services and maintenance	61.0%		61.4%		57.0%
Total	66.1%		71.9%		72.8%

Cost of Product Revenue

Cost of product revenue consists principally of the cost of producing our software products, the cost of manufacturing our hardware products and product distribution costs, including the cost of compact discs, packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenue generated and result in higher gross margins than our services and training businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

Cost of product revenue for the year ended December 31, 2013 decreased by $0.5 million, or 6%, to $7.5 million from $8.0 million for the year ended December 31, 2012.  The decrease was primarily a result of a decrease in the cost of forensic hardware of approximately $0.9 million, offset by approximately $0.2 million increase in custom duty expense due to increased international sales and a $0.2 million increase in Original Equipment Manufacturer (“OEM”) royalty expense.  Product gross margin decreased to 78.2% in 2013 from 85.8% in 2012 primarily due to the decrease in enterprise and forensic software revenues, which have higher gross margins than forensic hardware sales.

Cost of product revenue for the year ended December 31, 2012 increased by $2.0 million, or 34%, to $8.0 million from $6.0 million for the year ended December 31, 2011.  The increase was primarily a result of an increase in forensic hardware product revenue.  Product gross margin decreased slightly to 85.8% in 2012 from 88.6% in 2011 primarily due to a $3.7 million increase in sales of forensic hardware products to $12.1 million, or 21.6% of product sales.  Forensic hardware sales have lower gross margins than our software products.

Cost of Subscription Revenue

The cost of subscription revenue consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.

The cost of subscription revenue for the year ended December 31, 2013 increased by $0.6 million, or 16%, to $4.3 million from $3.7 million for the year ended December 31, 2012.  The increase for the year was primarily due to the cloud-based document and production software products not becoming a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.  The year end results for 2013 include a full year of costs of subscription revenue as compared to a partial year of costs of subscription revenue for 2012.

The cost of subscription revenue was $3.7 million for the year ended December 31, 2012, compared to none in 2011.  We started to generate costs of subscription revenue in February 2012, as a result of our acquisition of CaseCentral.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs.  The cost of maintenance revenue is primarily outsourced, but also includes employee compensation costs for customer technical support and related overhead costs.

The cost of services and maintenance revenues for the year ended December 31, 2013 increased $1.1 million, or 4%, to $25.8 million from $24.7 million for the year ended December 31, 2012.  The increase in the cost of services and maintenance revenues for the year ended December 31, 2013, from 2012 was primarily due to an increase in costs of professional services.  The increased costs included compensation and related expenses associated with higher revenues and related travel.  Additionally, approximately $0.6 million of the increase in cost of services and maintenance revenues for the year ended December 31, 2013 was due to a full year of costs related to the acquisition of CaseCentral, whereas only a partial year of costs were captured in 2012.  Services and maintenance gross margin was 61.0% in 2013, compared to 61.4% in 2012.  The lower services and maintenance gross margin for the year ended December 31, 2013, from 2012, was primarily as a result of training revenue decreasing by 10%, while the cost of training increased slightly.

The cost of services and maintenance revenues for the year ended December 31, 2012 increased $2.3 million, or 10%, from $22.5 million for the year ended December 31, 2011.  The increase in the cost of services and maintenance revenues for the year ended December 31, 2012 from 2011 was due primarily to an increase in costs added as a result of the acquisition of CaseCentral in February 2012.  We added 10 employees to cost of services and maintenance from the CaseCentral acquisition.  Services and maintenance gross margin was 61.4% in 2012, compared to 57.0% in 2011.  The higher services and maintenance gross margin for the year ended December 31, 2012, from 2011, was a result of higher gross margins on our services revenue due to the addition of higher-margin services through our acquisition of CaseCentral.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2013	Change %	2012	Change %	2011
Selling and marketing expenses	$41,486	(2)%	$42,278	14%	$36,992
Research and development expenses	$27,744	13%	$24,458	30%	$18,882
General and administrative expenses	$17,403	(18)%	$21,224	29%	$16,432
Depreciation and amortization expense	$7,678	12%	$6,859	26%	$5,424
As a percent of revenue:
Selling and marketing expenses	37.5%		32.8%		35.4%
Research and development expenses	25.1%		18.9%		18.1%
General and administrative expenses	15.7%		16.4%		15.7%
Depreciation and amortization expense	6.9%		5.3%		5.2%
Share-based compensation included above:
Selling and marketing expenses	$2,100		$1,639		$1,613
Research and development expenses	$2,044		$1,428		$1,373
General and administrative expenses	$1,872		$1,500		$1,566

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

Selling and marketing expenses for the year ended December 31, 2013 decreased by $0.8 million, or 2%, to $41.5 million from $42.3 million for the year ended December 31, 2012.  The $0.8 million decrease was attributable to a $4.3 million decrease in commissions expenses, resulting from lower revenues, partially offset by an increase of $2.2 million in compensation and other employee-related expenses due to an increase in headcount as a result of our initiative to expand our international market presence and a $1.3 million increase in expenses for other marketing activities.

Selling and marketing expenses for the year ended December 31, 2012 increased $5.3 million, or 14%, to $42.3 million from $37.0 million for the year ended December 31, 2011.  Approximately $3.7 million of the increase was due to higher compensation costs and other employee-related expenses associated with increased product revenue, while approximately $1.6 million of the increase was due to higher compensation and other employee-related expenses due to an increase in headcount in connection with the acquisition of CaseCentral in February 2012.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.  In order to develop new product offerings, continue developing existing products and improve quality assurance, and incorporate personnel to support our new cloud-based subscription offerings we increased the number of research and development personnel that we employed during 2013 compared to 2012.

Research and development expenses for the year ended December 31, 2013 increased $3.2 million, or 13%, to $27.7 million from $24.5 million for the year ended December 31, 2012.  The increase was due to higher compensation and other employee-related expenses associated with increased headcount due to the number of products in development, of which $0.6 million was due to an increase in headcount in connection with the acquisition of CaseCentral in February 2012.

Research and development expenses for the year ended December 31, 2012 increased $5.6 million, or 30%, to $24.5 million from $18.9 million for the year ended December 31, 2011.  Approximately $3.6 million of the increase was due to compensation and other employee-related expenses increasing due to an increase in headcount in connection with the acquisition of CaseCentral in February of 2012.  Approximately $2.0 million of the increase was due to higher compensation costs and other employee-related expenses associated with increased headcount due to the number of products in development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses for the year ended December 31, 2013 decreased by $3.8 million, or 18%, to $17.4 million from $21.2 million for the year ended December 31, 2012.  Approximately $2.0 million of the decrease was due to expenses related to the acquisition of CaseCentral incurred in 2012, $1.9 million of the decrease was due to legal fees incurred in connection with patent infringement complaints filed in 2011, partially offset by an increase of $0.6 million in bad debt expense.

General and administrative expenses for the year ended December 31, 2012 increased by $4.8 million, or 29%, to $21.2 million from $16.4 million, for the year ended December 31, 2011.  Approximately $2.5 million of the increase was due to acquisition and integration-related expenses incurred in connection with the acquisition of CaseCentral in February, 2012, approximately $1.3 million of the increase was due to an increase in legal fees primarily due to legal fees incurred in connection with patent infringement complaints filed in 2011, and approximately $2.3 million of the increase was due to increased compensation costs and other employee and facility-related expenses of which approximately $0.7 million was due to the CaseCentral acquisition.  These increases were partially offset by a charge in the first quarter of 2011 of $1.3 million related to certain state sales tax obligations including related interest and penalties.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets.  In 2013, 2012 and 2011, we invested $13.2 million, $4.0 million and $2.1 million, respectively, in capital equipment and leasehold improvements.

Depreciation and amortization expense for the year ended December 31, 2013 increased $0.8 million, or 12%, to $7.7 million from $6.9 million for the year ended December 31, 2012, primarily as a result of depreciation of purchased property and equipment related to our relocation to our new headquarters in 2013.

Depreciation and amortization expense for the year ended December 31, 2012 increased $1.5 million, or 27%, to $6.9 million from $5.4 million for the year ended December 31, 2011, primarily as a result of the amortization of intangibles assets we acquired through our acquisition of CaseCentral in February 2012.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the year ended December 31, 2013, we recorded income of $24,000 as compared with expense of $8,000 for the same period in 2012.  The change from 2013 to 2012 was primarily due to a decrease in interest expense.  The change from 2012 to 2011 was primarily due to an increase in interest expense attributable to equipment leases related to the acquisition of CaseCentral in February 2012.

Income Tax Provision

The effective tax rate in years 2013, 2012 and 2011 was 1.0%, 10.5% and 10.6%, respectively.  In 2013, the effective tax rate differed from the federal statutory rate of 34% primarily due to the tax impact of deferred income tax adjustments, certain share-based compensation, and the impact of providing a valuation allowance against Federal and California research and development credits and deferred tax assets.  The effective tax rate in 2012 differed from the federal statutory rate of 34% primarily due to the tax impact of a reduction in our effective state income tax rate as a result of tax law changes, non-deductibility of certain acquisition related expenditures, deferred income tax adjustments, the tax impact of excess tax benefit of certain share-based compensation, and the impact of providing a valuation allowance against California research and development credits and deferred tax assets.  See Note 8 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

Since inception, we have largely financed our operations from the cash flow generated from the sale of products and services.  As of December 31, 2013, we had $19.9 million in cash and cash equivalents.  On February 21, 2012, we acquired CaseCentral, a privately-held provider of cloud-based document review and production software for approximately $21.1 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $0.6 million.  Depending on CaseCentral’s SaaS revenues, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholder over the next two 12-month periods ending March 31, 2014 and March 31, 2015, respectively.   We did not pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.  At December 31, 2013, the fair value of the contingent consideration for the remaining two 12-month periods was estimated to be zero.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services.  Net cash provided by operating activities was $2.9 million in 2013, compared with $9.4 million in 2012.  The decrease in cash provided by operations was primarily a result of a net loss of $21.5 million in 2013 compared to a net loss of 2.0 million in 2012, a decrease in trade receivables of $3.9 million for 2013 compared to an increase of $0.9 million for 2012, a decrease of $2.7 million in accrued liabilities for 2013 compared to an increase of $0.3 million for 2012, an increase of $2.1 million in accounts payable for 2013, compared with a decrease of $0.3 in 2012, and a decrease of $1.8 million in prepaid expenses and other assets for 2013, compared with a decrease of $0.1 million in 2012, offset by a decrease of $1.8 million in deferred revenues for 2013, compared to an increase of $0.6 million in 2012.

Net cash provided by operating activities was $9.4 million in 2012, compared with $13.7 million in 2011.  The decrease in cash provided by operations was primarily a result of an increase in deferred revenue of $0.6 million in 2012 compared to an increase of $6.0 million in 2011, a decrease in accrued liabilities of $0.3 million in 2012 compared to an increase of $1.8 million in 2011, partially offset by an increase in trade receivables of $0.9 million in 2012 compared to an increase of $3.2 million in 2011 and depreciation and amortization of $6.9 million in 2012 compared to $5.4 million in 2011.

Net cash used in investing activities was $13.2 million in 2013 compared to $13.7 million in 2012 and $2.1 million in 2011.  Purchase of property and equipment was $13.2 million in 2013, compared to $4.0 million in 2012.  The increase was primarily due to the purchase of property and equipment related to our relocation to our new headquarters in 2013.  Net cash used in the acquisition of CaseCentral in 2012 was $9.6 million, compared to no acquisition related costs in 2013.  The increase of net cash used in investing activities in 2012, as compared to 2011, was primarily due to the $9.6 million cash used in acquisition of CaseCentral in February 2012.

Net cash used in financing activities was $2.3 million in 2013 compared to $0.2 million in 2012 and $2.2 million in 2011.  Cash used in financing activities in 2013 included $2.8 million repurchases and withholding of common stock, and a $1.2 million increase of principal payments on capital leases and other obligations, partially offset by $1.7 million of proceeds from the exercise of stock options.  Cash used in financing activities in 2012 included $2.1 million of repurchases and withholding of common stock and $1.5 million of principal payments on capital leases and other obligations, partially offset by $3.4 million in proceeds from stock option exercises.

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

As of June 30, 2013, we were not in compliance with the covenant that requires the Company to not exceed a cumulative loss of $5.0 million during any fiscal year.  On October 31, 2013, we received a one-time waiver from the bank for the breach of this covenant.

On October 31, 2013 we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement. Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, is changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter.  In addition, the financial covenant that requires that we shall not allow a year-to-date net loss (as specifically defined in the Modification Agreement) in excess of $5.0 million during any fiscal year is changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.  After considering the terms of the Modification Agreement, as of December 31, 2013, we were in compliance with all the covenants from the Loan Agreement and the Modification Agreement.  We have letters of credit outstanding against the line in the amount of $1.8 million as of December 31, 2013, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.2 million.

Effective in January 2014, we reduced our outstanding letters of credit against the line in the amount of $0.1 million, resulting in $1.7 million letters of credit outstanding against the line.

Contractual Obligations and Commitments

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period.  We did not pay any contingent consideration with respect to the first 12-month period ending March 31, 2013.  At December 31, 2013, the fair value of the contingent consideration for the remaining two 12-month periods, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be zero.

At December 31, 2013, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$302	$192	$110	$—	$—
Non-cancelable operating lease obligations	$33,545	$3,583	$10,462	$6,499	$13,002
Purchase obligations	$1,278	$1,278	$—	$—	$—

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

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California.  The Lease began on August 1, 2013 and has an initial term of ten years and ten months.  The Lease allows the Company to consolidate its Pasadena, California operations into a single location.  The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease.  The Company has two options to extend the Lease, each for a period of five years.

During 2012, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company at the expiration of the two-year period ending November 2014.  The $1.8 million was payable in eight quarterly installments of $229,000, with the final installment being paid in January 2014.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock.  Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price.  Repurchased shares are held in Treasury Stock and have not been retired.  As of December 31, 2013, we had approximately $3.6 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld approximately 284,000, 207,000 and 204,000 common shares in 2013, 2012 and 2011, respectively, from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the quarter. Withheld shares are held in Treasury Stock and have not been retired.  The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

The Company’s restricted stock award agreements provide that holders of the restricted stock awards shall have all the rights of a stockholder upon the grant date, including the right to vote as a stockholder.  As such, these shares are considered issued and outstanding on the date of grant.  As of December 31, 2012, the Company previously excluded unvested restricted stock awards from the presented quantity of common shares issued and outstanding.  The Company increased the previously reported number of common shares issued and outstanding by 2,511,000 as of December 31, 2012 to reflect these unvested restricted stock awards.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral, Inc. in February of 2012, we have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition), Revenue Recognition - Software topic (ASC 985-605) and Revenue Recognition (ASC 605).  While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, subscription, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

Revenue Recognition Criteria: In general, we recognize revenue when the following criteria have been met:

•                          Persuasive evidence of an arrangement: If we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer, we consider that as persuasive evidence of an arrangement.

•                          Delivery: We deem delivery of products to have occurred when the title and risk of ownership have passed to the buyer. Services revenues are considered delivered as they are performed.

•                          Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within normal established practices.  If the fee is not fixed or determinable, we recognize revenues as amounts become due and payable with respect to transactions with extended payment terms, or as refund rights lapse with respect to transactions containing such provisions, provided all other revenue recognition criteria have been met.

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

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenue.  The timing of software product revenue recognition is dependent on the nature of the product sold or the structure of the license.

EnCase® Enterprise Solutions and EnCase®  Forensic Solutions: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met.  Revenue associated with term licenses are recognized ratably over the term of the license because the Company has not established VSOE for post-contract customer support in term license arrangements.

Services and maintenance revenues. The majority of our consulting and implementation services are performed under per hour, or fixed fee arrangements.  Revenues from such services are recognized as the services are provided or upon expiration of the contractual service period.

Training revenue is either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenue is recognized ratably over the annual period.

Maintenance revenue includes technical support and software updates on a when-and-if-available basis.  We recognize maintenance revenue ratably over the applicable maintenance period.  We determine the amount of maintenance revenue to be allocated through reference to substantive maintenance renewal provisions contained in multiple element arrangements.  We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee.

Revenue Recognition for Multiple-Element Arrangements — Software Products and Software-Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software products and software-related services from us at the same time, or within close proximity of one another (referred to as software-related multiple-element arrangements).  Such software-related multiple-element arrangements may include the sale of our software products, software maintenance services, which include license updates and product support, consulting/implementation services and training whereby the software license delivery is followed by the subsequent delivery of the other elements.  For those software-related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605.  Under the residual method, if VSOE exists for the undelivered elements, this amount is deferred with the remaining, or residual, portion of the arrangement consideration recognized upon delivery of the software license, provided all other revenue recognition criteria are met.

Revenue Recognition for Hardware and Subscription Revenues (Nonsoftware Elements)

Hardware product revenue.  Revenue associated with the sale of forensic hardware is recognized upon shipment to the customers, which include certain resellers, provided that all other criteria for revenue recognition have been met.

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

• BESP. When VSOE or TPE is unable to be established, we use BESP in our allocation of arrangement consideration. Theobjective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis.We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

Revenue Recognition for Multiple-Element Arrangements — Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software-related and nonsoftware related products and services.  In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices to the software group of elements as a whole and to the nonsoftware group of elements.  We then further allocate consideration allocated to the software group and nonsoftware group to the respective elements within that group following the guidance in ASC 985-605, ASC 605-25, and our policies described above.  After the arrangement consideration has been allocated to the elements, we recognize revenue for each respective element in the arrangement as described above.

Goodwill and indefinite-lived intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Intangibles — Goodwill and Other (ASC 350).  Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1,

2013, the Company adopted the ASU 2011-08 issued by the Financial Accounting Standards Board (“FASB”) for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  We performed qualitative assessments during first quarter for the Professional Services and Subscription reporting units and second quarter for the Hardware Products reporting unit, and determined there was no impairment.  Additionally, we performed a quantitative assessment for our goodwill and indefinite-lived assets as of October 1, 2013, and determined they were not impaired.

If a quantitative assessment is necessary a two-step test is performed at the reporting unit level to assess goodwill and indefinite-lived intangible assets for impairment.  First, the fair value of the reporting unit is compared to its carrying value.  If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed.  The second step is performed if the carrying value exceeds the fair value.  If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded.  Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values.  If the carrying value of an indefinite-lived intangible asset exceeds its implied fair value, an impairment loss equal to the difference will be recorded.  Application of the impairment test requires significant judgment to estimate the fair value.  Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.

We primarily use the income approach and the market approach valuation methods, which include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of our annual impairment assessments, we determined that no impairment was indicated as the estimated fair value of each of our reporting units exceeded its respective carrying value. The Company will continue to monitor events and circumstances which may affect the fair values of its reporting units prior to its next annual assessment date.

Significant management judgment is required in the forecasts of future operating results that are used in our impairment evaluations. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.

During the quarter ended December 31, 2013, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment testing from January 31 for its Professional Services and Subscription reporting units and from April 30 for its Hardware Products reporting unit to the first day of the fourth quarter.  The voluntary change is preferable under the circumstances as it provides better alignment with the Company’s annual strategic planning and forecasting process and allows the Company to assess the recorded values of goodwill and indefinite —lived intangibles for potential impairment at a time closer to our year-end reporting date.  Additionally, the voluntary change reduces the risk that an indicator of impairment occurred and was not detected between the completion of the annual test and the preparation of the year-end financial statements.  This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change will be applied prospectively.  The change has no effect on the reported earnings and cash flows for any current or prior periods.

Share-Based Compensation

We account for share-based payments to employees, including grants of employee stock options and restricted stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments be recognized in our consolidated statements of operations based on their fair values.  We recognize stock-based compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the service period of the award, which is generally four years.

We use the Black-Scholes option pricing model to determine the grant date fair value of stock option awards and use the closing price on the date of grant for the grant date fair value for our restricted stock awards.  The determination of the grant date fair value of stock option awards using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated number of years that we expect employees to hold their stock options (the option “term”) and our expected stock price volatility, risk-free interest rates and dividends to be paid on our stock over that term.

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations.  As of December 31, 2013, there was approximately $25,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.3 years and approximately $19.3 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.  We expect to record approximately $7.7 million in share-based compensation in 2014 related to options and restricted stock awards outstanding at December 31, 2013.  See Note 12 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

We account for uncertainty in income taxes which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The standard also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies.

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

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, the “FASB” issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment.  ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us beginning in 2013 and earlier adoption is permitted. We adopted ASU 2012-02 effective January 1, 2013; the adoption of ASU 2012-03 did not have a material impact on our results.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2013, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item  8.                              Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item  9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.                     Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Controls—Integrated Framework.  Based on the results of this assessment, management (including our President and Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013, issued by our independent registered public accounting firm, Ernst and Young, LLP, is included under Item 9B.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item  9B.                     Other Information

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Guidance Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Guidance Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Guidance Software, Inc. as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013 of Guidance Software, Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2014

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)
3.2(13)	Third Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)
10.1(1)	Restated Lease Agreement, dated as of April 1, 2003, by and between Guidance Software, Inc. and The Walnut Plaza. (Exhibit 10.1)
10.2(9)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #
10.3(10)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #
10.4(12)	Amended and Restated Employment Agreement, dated February 23, 2011, by and between Guidance Software, Inc. and Victor Limongelli. #
10.5(3)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #
10.6(3)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #
10.7(3)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #
10.8(3)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #
10.9(4)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #
10.10(2)	Form of Tax Matters Agreement. (Exhibit 10.10)
10.11(19)	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc., as amended February 29, 2012.
10.12(2)	Form of Indemnification Agreement. (Exhibit 10.13)
10.13(14)	Form of Second Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Appendix 1) #
10.14(6)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #
10.15(6)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #
10.16(7)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #
10.17(10)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #
10.18(10)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #
10.19(10)	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. (Exhibit 10.23) #
10.20(15)	Offer Letter, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.22) #
10.21(15)	Employment Agreement, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.23) #
10.22(16)	Loan and Security Agreement, dated July 12, 2012, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 10.1)
10.23(20)	Modification Agreement, dated October 30, 2013, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 20.1)
10.24(17)	Agreement and Plan of Merger, dated as of February 7, 2012, by and among CaseCentral, Inc., Guidance Software, Inc., Cloud Acquisition Corp. and Shareholder Representative Services, LLC. (Exhibit 2.1)
10.25(18)	Office Lease Agreement by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated July 26, 2012. (Exhibit 10.1)
10.26(19)	Employment Agreement dated June 1, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.27(19)	Amendment to Employment Terms, dated November 5, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.28(19)	Offer Letter, dated April 15, 2009, by and between Guidance Software, Inc. and Amanda Berger. #
18.1	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10)          Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

(12)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 1, 2011.

(13)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 18, 2011.

(14)          Incorporated by reference to Guidance Software, Inc.’s Definitive Proxy Statement filed on March 23, 2012.

(15)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

(16)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 17, 2012.

(17)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 8, 2012.

(18)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 27, 2012.

(19)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012

(20)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on November 5, 2013.

#                          Indicates management contract or compensatory plan.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited the accompanying consolidated balance sheet of Guidance Software, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013. Our audit also included the financial statements schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guidance Software, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheet of Guidance Software, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2012 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Guidance Software, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 21, 2013
(February 24, 2014 as to the effect of the prior period correction discussed in Note 2)

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$19,919	$32,606
Trade receivables, net of allowance for doubtful accounts of $815 and $437, respectively	19,027	23,558
Inventory	1,928	2,008
Prepaid expenses and other current assets	4,148	3,106
Total current assets	45,022	61,278
Long-term assets:
Property and equipment, net	18,464	10,227
Intangible assets, net	9,953	12,411
Goodwill	14,632	14,632
Other assets	1,160	2,026
Total long-term assets	44,209	39,296
Total assets	$89,231	$100,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,517	$3,058
Accrued liabilities	10,148	12,929
Capital lease obligations	182	393
Deferred revenues	37,316	37,337
Total current liabilities	53,163	53,717
Long-term liabilities:
Rent incentives	7,058	730
Other long-term liabilities	158	181
Deferred revenues	4,347	6,115
Contingent earn-out, net of current portion	—	569
Deferred tax liabilities	465	242
Total long-term liabilities	12,028	7,837
Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,539,000 and 29,287,000 shares issued, respectively; 28,760,000 and 27,792,000 shares outstanding, respectively	25	25
Additional paid-in capital	102,392	93,037
Treasury stock, at cost, 1,779,000 and 1,495,000 shares, respectively	(11,479)	(8,644)
Accumulated deficit	(66,898)	(45,398)
Total stockholders’ equity	24,040	39,020
Total liabilities and stockholders’ equity	$89,231	$100,574

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product revenue	$34,203	$56,116	$52,345
Subscription revenue	10,345	9,202	—
Services and maintenance revenues	65,976	64,152	52,256
Total revenues	110,524	129,470	104,601

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	7,450	7,982	5,973
Cost of subscription revenue	4,314	3,722	—
Cost of services and maintenance revenues	25,756	24,733	22,453
Total cost of revenues (excluding amortization and depreciation, shown below)	37,520	36,437	28,426

Operating expenses:
Selling and marketing	41,486	42,278	36,992
Research and development	27,744	24,459	18,882
General and administrative	17,403	21,224	16,432
Depreciation and amortization	7,678	6,859	5,424
Total operating expenses	94,311	94,820	77,730

Operating loss	(21,307)	(1,787)	(1,555)

Other income and expense:
Interest income	22	39	53
Interest expense	(34)	(72)	(9)
Other income, net	36	25	20
Total other income and expense	24	(8)	64

Loss before income taxes	(21,283)	(1,795)	(1,491)
Income tax provision	217	188	158
Net loss	$(21,500)	$(1,983)	$(1,649)

Net loss per common share—basic	$(0.83)	$(0.08)	$(0.07)
Net loss per common share—diluted	$(0.83)	$(0.08)	$(0.07)

Shares used in the calculation of net loss per common share—basic	25,757	24,577	23,252
Shares used in the calculation of net loss per common share—diluted	25,757	24,577	23,252

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2012, and 2013

(in thousands)

							Total
			Additional				Stockholders’
	Common Stock		Paid-in	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2010, as previously reported	22,976	$23	$68,311	897	$(4,039)	$(41,766)	$22,529
Correction (See Note 2)	1,860	—	—	—	—	—	—
Balances at December 31, 2010, as corrected	24,836	23	68,311	897	(4,039)	(41,766)	$22,529
Share-based compensation	—	—	5,532	—	—	—	5,532
Exercise of stock options	99	—	454	—	—	—	454
Grant of restricted stock awards, net of forfeitures	707	—	—	—	—	—	—
Common stock repurchased or withheld	(391)	—	—	391	(2,555)	—	(2,555)
2011 net loss	—	—	—	—	—	(1,649)	(1,649)
Balances at December 31, 2011, as corrected	25,251	23	74,297	1,288	(6,594)	(43,415)	24,311
Stock issued in acquisition	850	1	9,497	—	—	—	9,498
Share-based compensation	—	—	5,851	—	—	—	5,851
Exercise of stock options	647	1	3,392	—	—	—	3,393
Grant of restricted stock awards, net of forfeitures	1,251	—	—	—	—	—	—
Common stock repurchased or withheld	(207)	—	—	207	(2,050)		(2,050)
2012 net loss	—	—	—	—	—	(1,983)	(1,983)
Balances at December 31, 2012, as corrected	27,792	25	93,037	1,495	(8,644)	(45,398)	39,020
Share-based compensation	—	—	7,626	—	—	—	7,626
Exercise of stock options	293	—	1,729	—	—	—	1,729
Grant of restricted stock awards, net of forfeitures	959	—	—	—	—	—	—
Common stock repurchased or withheld	(284)	—	—	284	(2,835)	—	(2,835)
2013 net loss						(21,500)	(21,500)
Balances at December 31, 2013	28,760	$25	$102,392	1,779	$(11,479)	$(66,898)	$24,040

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(21,500)	$(1,983)	$(1,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,678	6,859	5,424
Provision for doubtful accounts	600	(47)	—
Share-based compensation	7,626	5,851	5,532
Reduction in contingent consideration payable	(600)	—	—
Deferred taxes	78	86	94
Loss on disposal of assets	184	85	—
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	3,931	(933)	(3,161)
Inventory	80	(614)	(407)
Prepaid expenses and other assets	1,798	131	(275)
Accounts payable	2,104	(285)	402
Accrued liabilities	2,663	(326)	1,795
Deferred revenues	(1,789)	570	5,967
Net cash provided by operating activities	2,853	9,394	13,722

Investing Activities:
Purchase of property and equipment	(13,231)	(4,022)	(2,116)
Acquisition, net of cash acquired	—	(9,642)	—
Net cash used in investing activities	(13,231)	(13,664)	(2,116)

Financing Activities:
Proceeds from the exercise of stock options	1,729	3,393	454
Common stock repurchased or withheld	(2,835)	(2,050)	(2,555)
Principal payments on capital leases and other obligations	(1,203)	(1,515)	(78)
Net cash used in financing activities	(2,309)	(172)	(2,179)
Net (decrease) increase in cash and cash equivalents	(12,687)	(4,442)	9,427
Cash and cash equivalents, beginning of year	32,606	37,048	27,621
Cash and cash equivalents, end of year	$19,919	$32,606	$37,048

Supplemental disclosures of cash flow information:
Interest expense paid	$38	$68	$2
Income taxes paid	$43	$47	$31

Supplemental disclosures of non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$409	$202	$75
Capital lease obligations incurred to acquire assets	$141	$131	$—
Third party software financing	$—	$1,800	$—
Contingent consideration included in the purchase price of acquisition	$—	$600	$—
849,554 shares of common stock issued as part of the purchase price of acquisition	$—	$9,498	$—

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

Our main products are: EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location;  EnCase® eDiscovery, which automates the search, collection, preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Cybersecurity, which provides the ability to identify potential threats and analyze them, identify other advanced hacking techniques that evade traditional network or host-based defenses, provides investigative capabilities that target confidential or sensitive data, and mitigates risk by removing sensitive data from unauthorized locations;  EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings.  In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and in May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc.  In September 2013, we added EnCase Analytics®, a security intelligence product designed to derive insights from the data generated by endpoint activity.  In addition, we complement our offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and include the accounts of Guidance and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Prior Period Correction

Subsequent to the issuance of the 2012 consolidated financial statements, management concluded that certain share data had been incorrectly reported.  The Company’s restricted stock award agreements provide that holders of the restricted stock awards shall have all the rights of a stockholder upon the grant date, including the right to vote as a stockholder.  As such, these shares are considered issued and outstanding on the date of grant.  Historically, the Company excluded unvested restricted stock awards from the presented quantity of common shares issued and outstanding.  The table below highlights the previously reported common stock balances and corrections necessary to reflect the restricted stock awards as issued and outstanding upon the grant date (in thousands).

	Common Stock Issued			Common Stock Outstanding
	Previously Reported	Correction	As Corrected	Previously Reported	Correction	As Corrected
December 31, 2010 balance	23,873	—	23,873	22,976	—	22,976
Correction	—	1,860	1,860	—	1,860	1,860
December 31, 2010, as corrected	23,873	1,860	25,733	22,976	1,860	24,836
Exercise of stock options	99	—	99	99	—	99
Grant of restricted stock awards, net of forfeitures	—	707	707	—	707	707
Vesting of restricted stock awards	658	(658)	—	658	(658)	—
Common stock repurchased or withheld	—	—	—	(391)	—	(391)
December 31, 2011 balance	24,630	1,909	26,539	23,342	1,909	25,251
Stock issued in acquisition	850	—	850	850	—	850
Exercise of stock options	647	—	647	647	—	647
Grant of restricted stock awards, net of forfeitures	—	1,251	1,251	—	1,251	1,251
Vesting of restricted stock awards	649	(649)	—	649	(649)	—
Common stock repurchased or withheld	—	—	—	(207)	—	(207)
December 31, 2012 balance	26,776	2,511	29,287	25,281	2,511	27,792

As a result of this change, the number of shares issued and outstanding as of December 31, 2012 in Stockholders’ Equity on the Consolidated Balance Sheets was updated, the Consolidated Statements of Stockholders’ Equity for 2011 and 2012 were updated to include unvested restricted stock awards and in Note 17 — Unaudited Quarterly Information the diluted weighted average shares outstanding used in the calculation of net income (loss) per common share were updated for the quarters ended December 31, 2012 and September 30, 2012, which decreased the basic net income per common share by $0.01 for December 31, 2012.  Basic and diluted net income (loss) per common share did not change for any of the other quarterly periods presented.  Basic and diluted net income (loss) per common share also did not change for the twelve months ended December 31, 2012 or 2011.

The Company and the Audit Committee have determined that these corrections are not material to the prior periods, the trend of earnings, and the annual 2012 and 2011 consolidated financial statements.

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

Property and Equipment

The cost of property and equipment, less applicable estimated residual values, is depreciated over the shorter of their estimated useful lives or the life of the lease (if applicable), on the straight-line method, from the date the specific asset is completed, installed, and ready for use, as follows:

Estimated Useful Life
Leasehold improvements	Shorter of life of asset or lease term
Furniture and fixtures	5 years
Computer hardware and software and equipment (tooling, engineering, etc.)	3-5 years

Also included in property and equipment is software maintained for internal use.  Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to five years.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment in accordance with Property, Plant and Equipment (ASC 360).  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  To date, we have not determined that any of our long-lived assets have been impaired.

Amortization of Intangible Assets with Finite Lives

Intangible assets with finite lives are recorded at the fair value of such assets at the time of acquisition.  With the exception of our customer relationships intangible assets, which are amortized on a double-declining basis, the acquisition date fair value of such assets are amortized on a straight-line basis over the estimated useful lives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing.  At December 31, 2013, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Uninsured balances aggregate approximately $19.6 million as of December 31, 2013.  At December 31, 2013, all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of EnCase®Enterprise and EnCase® Forensic software products.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral, Inc. in February of 2012, we have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenue.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenue.

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition), Revenue Recognition - Software topic (ASC 985-605) and Revenue Recognition (ASC 605).  While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, subscription, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

Revenue Recognition Criteria: In general, we recognize revenue when the following criteria have been met:

•                          Persuasive evidence of an arrangement: If we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer, we consider that as persuasive evidence of an arrangement.

•                          Delivery: We deem delivery of products to have occurred when the title and risk of ownership have passed to the buyer. Services revenue is considered delivered as they are performed.

•                          Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within normal established practices.  If the fee is not fixed or determinable, we recognize revenues as amounts become due and payable with respect to transactions with extended payment terms, or as refund rights lapse with respect to transactions containing such provisions, provided all other revenue recognition criteria have been met.

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

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenue.  The timing of software product revenue recognition is dependent on the nature of the product sold or the structure of the license.

EnCase® Enterprise Solutions and EnCase®  Forensic Solutions: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met.  Revenue associated with term licenses are recognized ratably over the term of the license because the Company has not established VSOE for post-contract customer support in term license arrangements.

Services and maintenance revenues. The majority of our consulting and implementation services are performed under per hour, or fixed fee arrangements.  Revenues from such services are recognized as the services are provided or upon expiration of the contractual service period.

Training revenue is either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenue is recognized ratably over the annual period.

Maintenance revenue includes technical support and software updates on a when-and-if-available basis.  We recognize maintenance revenue ratably over the applicable maintenance period.  We determine the amount of maintenance revenue to be allocated through reference to substantive maintenance renewal provisions contained in multiple element arrangements.  We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee.

Revenue Recognition for Multiple-Element Arrangements — Software Products and Software-Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software products and software-related services from us at the same time, or within close proximity of one another (referred to as software-related multiple-element arrangements).  Such software-related multiple-element arrangements may include the sale of our software products, software maintenance services, which include license updates and product support, consulting/implementation services and training whereby the software license delivery is followed by the subsequent delivery of the other elements.  For those software-related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenue to be recognized pursuant to ASC 985-605.  Under the residual method, if VSOE exists for the undelivered elements, this amount is deferred with the remaining, or residual, portion of the arrangement consideration recognized upon delivery of the software license, provided all other revenue recognition criteria are met.

Revenue Recognition for Hardware and Subscription Revenues (Nonsoftware Elements)

Hardware product revenue.  Revenue associated with the sale of forensic hardware is recognized upon shipment to the customers, which include certain resellers, provided that all other criteria for revenue recognition have been met.

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

• BESP. When VSOE or TPE is unable to be established, we use BESP in our allocation of arrangement consideration. Theobjective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis.We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

Revenue Recognition for Multiple-Element Arrangements — Arrangements with Software and Nonsoftware   Elements

We also enter into multiple-element arrangements that may include a combination of our various software-related and nonsoftware related products and services.  In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices to the software group of elements as a whole and to the nonsoftware group of elements.  We then further allocate consideration allocated to the software group and nonsoftware group to the respective elements within that group following the guidance in ASC 985-605, ASC 605-25, and our policies described above.  After the arrangement consideration has been allocated to the elements, we recognize revenue for each respective element in the arrangement as described above.

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

We account for uncertainty in income taxes in accordance with Income Taxes, which requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  The standard also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies.  In addition, we have applied the standards in determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us beginning in 2013 and earlier adoption is permitted.  We adopted ASU 2012-02 effective January 1, 2013; the adoption of ASU 2012-02 did not have a material impact on our results.

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

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period.  At December 31, 2013 and 2012, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be $0 and $0.6 million, respectively, and was included as a liability on our Consolidated Balance Sheets.  We incurred $2.0 million in acquisition-related costs during the year ended December 31, 2012 which were expensed as incurred and included in general and administrative expenses.

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

The assets and liabilities of CaseCentral have been recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets has been recorded as goodwill.  The fair value of net tangible assets other than deferred revenue approximates their carrying values on the date of acquisition.  The fair value assigned to deferred revenue was determined based on estimated costs to fulfill the underlying service obligation.  The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.  The acquisition transaction was a stock purchase in which the income tax attributes of CaseCentral carried over to the Company.  The estimated deferred income tax attributes of CaseCentral, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset.  Given CaseCentral’s history of reporting net losses, our management concluded that realization of the net deferred income tax asset acquired is not likely and therefore a valuation allowance was established to offset the entire net deferred income tax asset.  As a result, deferred income taxes are not reflected in the table below.  The goodwill recognized for CaseCentral is attributable to intangible assets acquired that do not qualify for separate recognition, expected synergies that are projected to increase revenue and profits and an assembled workforce.  The CaseCentral goodwill is not tax deductible.

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

The following are the unaudited pro forma condensed consolidated financial statements of the combined entity for the years ended December 31, 2012 and 2011 assuming the business combination had occurred on January 1, 2011, (in thousands, except per share amounts).

	Year Ended December 31,
	2012	2011
Total revenues	$132,141	$124,181
Total net expenses	135,840	125,547
Income (loss) before income taxes	(3,699)	(1,366)
Income tax provision	188	158
Net income (loss)	$(3,887)	$(1,524)
Net income (loss) per share — basic and diluted	(0.16)	(0.07)

Note 4.    Net Loss Per Share

ASC 260 defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method.  The Company’s nonvested restricted stock awards qualify as participating securities.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Basic loss per common share:
Numerator:
Net loss	$(21,500)	$(1,983)	$(1,649)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(21,500)	$(1,983)	$(1,649)
Denominator:
Basic weighted average shares outstanding	25,757	24,577	23,252
Net loss per basic common share	$(0.83)	$(0.08)	$(0.07)

Diluted loss per common share:
Numerator:
Net loss	$(21,500)	$(1,983)	$(1,649)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(21,500)	$(1,983)	$(1,649)
Denominator:
Basic weighted average shares outstanding	25,757	24,577	23,252
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	25,757	24,577	23,252
Net loss per diluted common share	$(0.83)	$(0.08)	$(0.07)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,132,000, 1,599,000 and 3,866,000 shares as of December 31, 2013, 2012 and 2011, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth inventory by major classes:

	December 31,
	2013	2012
	(in thousands)
Components	$777	$967
Finished goods	1,151	1,041
Total inventory	$1,928	$2,008

Note 6.   Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2013	2012
	(in thousands)
Leasehold improvements	$12,304	$7,383
Computer hardware and software	21,435	17,938
Office equipment and furniture	4,205	3,082
Computers and office equipment under capital leases	416	550
Assets not yet placed in service	784	2,487
	39,144	31,440
Accumulated depreciation	(20,680)	(21,213)
Property and equipment, net	$18,464	$10,227

Accumulated amortization related to capital leases was $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expense related to property and equipment, including equipment under capital leases, was $5.2 million, $4.4 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7. Goodwill and Other Intangibles

The Company’s goodwill balance has been assigned to its reportable segments as follows (in thousands):

	Products	Subscription	Professional Services	Training	Maintenance	Unassigned	Total
Goodwill balance, December 31, 2011	$3,711	$—	$—	$—	$—	$—	$3,711
Additions	—	—	—	—	—	10,921	10,921
Goodwill balance, December 31, 2012	$3,711	$—	$—	—	—	$10,921	$14,632
Goodwill assigned	—	6,935	3,986	—	—	(10,921)	—
Goodwill balance, December 31, 2013	$3,711	$6,935	$3,986	$—	$—	$—	$14,632

The following table summarizes goodwill and indefinite-lived intangible assets (in thousands):

	Goodwill	In-Process Research and Development	Total
Balance, December 31, 2010	$3,711	$1,015	$4,726
Additions	—	—	—
Reclassed to developed technology	—	(683)	(683)
Balance, December 31, 2011	$3,711	$332	$4,043
Additions	10,921	—	10,921
Reclassed to developed technology	—	(332)	(332)
Balance, December 31, 2012	$14,632	$—	$14,632
Additions	—	—	—
Balance, December 31, 2013	$14,632	$—	$14,632

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

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have six reporting units: Hardware Products, Software Products, Subscription, Services, Maintenance, and Training. We historically performed our annual assessment for the Services and Subscription reporting units on January 31 and for the Hardware Products reporting unit on April 30.

Commencing on January 1, 2013, the Company adopted the ASU 2011-08 issued by the Financial Accounting Standards Board (“FASB”) for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  We performed qualitative assessments during first quarter for the Professional Services and Subscription reporting units and second quarter for the Hardware Products reporting unit, and determined there was no impairment.  Additionally, we performed a quantitative assessment for our goodwill and indefinite-lived assets as of October 1, 2013, and determined they were not impaired.

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

During the quarter ended December 31, 2013, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment testing from January 31 for its Services and Subscription reporting units and from April 30 for its Hardware Products reporting unit to the first day of the fourth quarter.  The voluntary change is preferable under the circumstances as it provides better alignment with the Company’s annual strategic planning and forecasting process and allows the Company to assess the recorded values of goodwill and indefinite-lived intangibles for potential impairment at a time closer to our year-end reporting date.  Additionally, the voluntary change reduces the risk that an indicator of impairment occurred and was not detected between the completion of the annual test and the preparation of the year-end financial statements.  This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change will be applied prospectively.  The change has no effect on the reported earnings and cash flows for any current or prior periods.

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized on a straight line basis over their estimated useful lives.

Amortization expense for intangible assets with finite lives was $2.5 million, $2.4 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(1,648)	$4,152	$5,800	$(867)	$4,933
Existing and developed technology	2,300	(2,042)	258	2,300	(1,648)	652
Customer relationships	6,475	(2,315)	4,160	6,475	(1,353)	5,122
Trade names	2,100	(843)	1,257	2,100	(562)	1,538
Covenant not-to-compete	200	(74)	126	200	(34)	166
Total	$16,875	$(6,922)	$9,953	$16,875	$(4,464)	$12,411

The following table summarizes the estimated remaining amortization expense through the year 2018 and thereafter (in thousands):

Year ending	Amortization Expense
2014	$2,098
2015	1,741
2016	1,499
2017	1,399
2018	1,392
Thereafter	1,824
Total amortization expense	$9,953

Note 8.                      Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$—	$—	$(3)
State	38	52	27
Foreign	101	50	40
	139	102	64
Deferred:
Federal	84	75	84
State	8	11	10
Foreign	(14)	—	—
	78	86	94
	$217	$188	$158

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Federal income tax benefit at statutory rate	$(7,236)	$(610)	$(507)
State income taxes, net of federal benefit	(1,302)	(350)	(295)
Foreign income taxes, net of federal benefit	53	33	40
Share-based compensation	221	(110)	272
Change in valuation allowance affecting income tax expense	10,804	717	994
Research and development tax credits	(1,254)	—	(478)
Other tax credits	(898)	—	—
Nondeductible meal and entertainment expense	108	109	108
Nondeductible stock acquisition related expense	—	392	—
State tax law changes	—	383	—
Deferred income tax adjustments	(77)	(360)	—
Other, net	(202)	(16)	24
	$217	$188	$158

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$4,340	$1,725
Deferred revenues	1,066	1,196
Share-based compensation	3,811	3,704
Tax credits	6,478	3,663
Net operating losses	19,321	14,172
Depreciable assets	1,711	634
Prepaids/other	259	164
Total deferred tax assets	36,986	25,258
Deferred tax liabilities:
Intangible assets	(1,909)	(2,697)
Goodwill	(333)	(242)
Total deferred tax liabilities	(2,242)	(2,939)
Net deferred tax assets prior to valuation allowance	34,744	22,319
Valuation allowance	(35,064)	(22,561)
Net deferred tax liabilities	$(320)	$(242)

Our foreign income is not a material component of total income or (loss) before provision for income taxes.  We intend to reinvest the earnings of our non-U.S. subsidiary in its operation.  Undistributed earnings in our foreign subsidiary are not significant as of December 31, 2013.

As of December 31, 2013, our valuation allowance increased $12.5 million from $22.6 million as of December 31, 2012.  Our valuation allowance increased $8 million to $22.6 million as of December 31, 2012.  We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets.  In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.  A cumulative taxable loss in recent years makes it more difficult for us to realize our deferred tax assets.  We have had three years of cumulative U.S. tax losses and can no longer rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets.  As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

As of December 31, 2013, we have federal and state research and development tax credit carryforwards of approximately $3.5 million and $2.6 million, respectively.  The federal tax credits begin to expire in 2026.  The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2013, our federal and state net operating loss carryforwards for income tax purposes are approximately $53.4 million and $38.2 million, respectively, which expire at various dates through 2033.  Our federal and California NOLs have increased significantly as a result of acquired NOL carryforwards through our stock acquisition of CaseCentral Inc. in 2012.  The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations as defined in section 382 of the Internal Revenue Code, as amended.

Included in the NOL deferred tax asset above is approximately $3.5 million of deferred tax asset attributable to excess stock option deductions.  Due to a provision within ASC Topic 718, Compensation — Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows ASC 740 ordering to determine when such NOL has been realized.

We file income tax returns with the Internal Revenue Service, and the taxing authorities of various state and foreign jurisdictions.  We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  A reconciliation of our total unrecognized tax benefits at December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$507	$445	$297
Additions based on tax positions in the current period	196	62	148
Balance at end of year	$703	$507	$445

Our unrecognized tax benefit as of December 31, 2013 is $0.7 million.  We are subject to routine corporate income tax audits in the United States and foreign jurisdictions.  Due to the net operating loss carryforwards, the Company’s United States federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our Consolidated Balance Sheets.  Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate.  Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision.  Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Amounts accrued or paid for interest and penalties were insignificant in 2013, 2012 and 2011.  The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

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

On October 31, 2013 we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement.  Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, is changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter.  In addition, the financial covenant that requires that we shall not allow a year-to-date net loss (as specifically defined in the Modification Agreement) in excess of $5.0 million during any fiscal year is changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.  After considering the terms of the Modification Agreement, as of December 31, 2013, we were in compliance with all the covenants from the Loan Agreement and the Modification Agreement.  We have letters of credit outstanding against the line in the amount of $1.8 million as of December 31, 2013, and as of that date there were no other borrowing outstanding, resulting in available borrowings under the Loan Agreement of $5.2 million.

Note 10.                Related Party Transactions

Certain of our stockholders guaranteed an obligation due under one of our capital and operating leases, as disclosed in Note 11, which was released in July 2013.

Note 11.                Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2024.  The present value of the remaining future minimum lease payments under capital leases is recorded in the Consolidated Balance Sheets.  The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Minimum Lease Payments
2014	192	3,583	3,775
2015	53	3,869	3,922
2016	37	3,270	3,307
2017	20	3,323	3,343
2018	—	3,376	3,376
Thereafter	—	16,125	16,125
Total	$302	$33,546	$33,848
Less amounts representing interest (2.5%—8.0%)	(16)
	$286

Rent expense related to operating leases for 2013, 2012 and 2011 was approximately $6.2 million, $5.2 million and $3.4 million, respectively.  During the years ended December 31, 2013, 2012 and 2011, we did not have sublease rental income.

Note 12.                Employee Benefit Plans

Equity Incentive Plan

At our 2012 Annual Meeting of Stockholders, our stockholders approved the Second Amendment (the “Second Amendment”) to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Second Amendment amended the Plan to: increase the aggregate number of shares of our common stock available for awards under the Plan by an additional 2,500,000 shares, from 9,088,313 shares to a total of 11,588,313 shares; prohibit the re-pricing of stock options and the cancellation of underwater options in exchange for cash payments or other awards, without the approval of our stockholders; provide that shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will count against the limit of shares available for awards under the Plan; and modify the initial and annual equity award grants to our non-employee directors.  The Second Amendment was approved by our Board of Directors in March 2012, and approved by our stockholders at our 2012 Annual Meeting of Stockholders on May 9, 2012.  At December 31, 2013, approximately 1,535,074 shares were available for grant as options or nonvested restricted stock awards under the Plan.

Stock Options

The terms of the options granted under the Second Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2010	3,639	$8.37	6.1	$4,432
Granted	4	6.92
Exercised	(99)	4.57
Forfeited or expired	(167)	10.15

Outstanding, December 31, 2011	3,377	$8.39	5.1	$2,884
Granted	— `
Exercised	(647)	5.25
Forfeited or expired	(192)	11.06

Outstanding, December 31, 2012	2,538	$8.99	4.3	$8,312
Granted	—
Exercised	(293)	5.90
Forfeited or expired	(76)	10.71

Outstanding, December 31, 2013	2,169	9.34	3.5	$4,432

Exercisable, December 31, 2013	1,612	$8.40	3.2	$4,164

We define in-the-money options at December 31, 2013 as options that had exercise prices that were lower than the $10.10 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the approximately 851,000 options that were in-the-money at that date, of which approximately 794,000 were exercisable.  The total intrinsic value of stock options exercised, determined as of the date of exercise, was $1.5 million, $3.4 million and $0.3 million during the years 2013, 2012 and 2011, respectively.

The following summarizes information about options unvested at December 31, 2013 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options expected to vest	555	$12.06	4.2	$262

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  The terms of the awards granted under the Second Amended and Restated Plan are determined at the time of grant, and vest 25% annually over a four-year service period.

A summary of restricted stock awards activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value
Outstanding, December 31, 2010	1,861	$6.25
Granted	1,165	6.76
Vested and issued	(658)	7.39
Forfeited	(458)	6.29

Outstanding, December 31, 2011	1,910	6.16
Granted	1,614	9.93
Vested and issued	(650)	6.21
Forfeited	(363)	7.97

Outstanding, December 31, 2012	2,511	8.31
Granted	1,340	9.81
Vested and issued	(817)	7.67
Forfeited	(381)	9.01

Outstanding, December 31, 2013	2,653	$9.17

The total grant date fair value of shares vested under such grants during 2013, 2012 and 2011 was $6.3 million, $4.0 million and $4.9 million, respectively.

Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (ASC 718). Compensation expense for stock options is recognized using the Black-Scholes option pricing model to determine the grant date fair value of share-based payments.  We recognize the cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period.  Compensation expense for restricted stock awards, based on the fair market value of the awards on the grant date, is recorded ratably over the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period.

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (no stock option awards have been issued since January 2011):

Year ended December 31, 2011
Risk-free interest rate	2.40%
Dividend yield	—%
Expected life (years)	6.25
Volatility	65.5%
Weighted average grant date fair value	$4.27

The volatility of our common stock was estimated at the date of grant based on the historical volatility of our common stock.  The risk-free interest rate that was used in the Black-Scholes option valuation model was based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent remaining terms.  We used an expected dividend yield of zero in the Black-Scholes option valuation model, as we have no intention of paying any cash dividends on our common stock in the foreseeable future.  We estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates.  We used historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  We amortize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.  The expected term (life) of all stock option awards has been calculated using the “simplified method” as defined by Compensation-Stock Compensation.

The following table summarizes the share-based compensation expense we recorded:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Stock option awards	$156	$343	$1,256
Restricted stock awards	7,470	5,508	4,276
Share-based compensation expense	$7,626	$5,851	$5,532

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of product revenue	$137	$101	$82
Cost of subscription revenue	189	142	—
Cost of services and maintenance revenues	1,284	1,041	898
Selling and marketing	2,100	1,639	1,613
Research and development	2,044	1,428	1,373
General and administrative	1,872	1,500	1,566
Total non-cash share-based compensation	$7,626	$5,851	$5,532

As of December 31, 2013, there was approximately $25,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.3 years and approximately $19.3 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.  We expect to record approximately $7.7 million in share-based compensation in 2014 related to options and restricted stock awards outstanding at December 31, 2013.

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 75% of their semi-monthly earnings, up to the maximum limit set by the IRS each year.  We match $0.50 on each dollar up to 6% of the employee’s semi-monthly contribution.  Additionally, the Company may make discretionary contributions to the Plan regardless of profitability.  We recorded contribution related expense of approximately $1.1 million, $1.0 million and $0.8 million in the years 2013, 2012 and 2011, respectively.

Note 13.                Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.  As of December 31, 2013, we had approximately $3.6 million remaining under this authorization.  Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors.  The program may be discontinued at any time.  During 2011, we repurchased approximately 187,000 shares under this program.  Additionally, for the years ended December 31, 2013, 2012, and 2011 we withheld approximately 284,000, 207,000, and 204,000 common shares from employees for personal income tax purposes upon the vesting of restricted stock awards. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

Note 14.                Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,005	$2,005	$—	$—
Money market accounts	269	269	—	—
Total assets	$2,274	$2,274	$—	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$5,999	$5,999	$—	$—
Money market accounts	19,671	19,671	—	—
Total assets	$25,670	$25,670	$—	$—
Liabilities:
Acquisition contingent consideration earn-out	600	—	—	600
Total liabilities	$600	$—	$—	$600

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS revenue thresholds are achieved during the three 12-month periods starting April 1, 2012.  The fair value of this contingent consideration was determined using an expected present value technique.  Expected cash flows were determined using the probability - weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There are no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration was classified within Level 3, as described above.

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

As of December 31, 2013, the fair value of the contingent consideration is zero based on forecasted revenues for the remainder of the earn-out period.  As of December 31, 2012, the fair value of the contingent consideration current liability is included in the Consolidated Balance Sheets in accrued liabilities and the non-current portion is included in contingent earn-out, net of current portion.

Note 15.                Contractual Obligations, Commitments and Contingencies

Office Lease

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California.  The Lease commenced on August 1, 2013 and expires May 2024.  The Lease allows the Company to consolidate its Pasadena operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease.  The Company has two options to extend the Lease, each for a period of five years.  Leasehold improvements associated with this lease are amortized over the shorter of the expected useful life or lease term.

Third-party Software License

During the year ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which may be renewed by the Company after the expiration of the two-year period ending November 2014. The $1.8 million was payable in eight quarterly installments of $229,000, with the final installment being paid in January 2014.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

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

Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 2013, the Company filed its Answer and Counterclaim.  MyKey filed a petition to consolidate a number of related cases, including the case against the Company in the Central District of California, into a Multi-District Litigation (“MDL”) proceeding.  On August 16, 2013, the MDL panel approved the petition and assigned the MDL consolidated cased to the judge who is also presiding over the individual case against the Company.  The MDL case will dispose of certain issues common to the consolidated cases, such as the validity of patents being asserted against the joint defendants.

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.  In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The balance of the estimated liability after reduction for taxes and interest relating to years in which the statute of limitation has expired is approximately $1.1 million, including interest of approximately $0.4 million as of December 31, 2013.  The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit.

Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

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

•                  Products segment— Includes EnCase® Enterprise, EnCase® eDiscovery, EnCase®  Analytics, EnCase® Cybersecurity, EnCase® Forensic, EnCase® Portable, Premium License Support Program and hardware sales.

•                  Subscription segment— Includes subscription services for cloud-based document review and production software.  The subscription segment was new as of February 2012 due to our acquisition of CaseCentral.

•                  Professional services segment— Performs consulting services and implementations.

•                  Training segment— Provides training classes by which we train our customers to effectively and efficiently use our software products.

•                  Maintenance segment— Provides software updates, telephone and email support.

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to segments.  Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Year Ended December 31, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$34,203	$10,345	$19,337	$8,824	$37,815	$110,524
Cost of revenues	7,450	4,314	17,516	6,225	2,015	37,520
Segment profit	$26,753	$6,031	$1,821	$2,599	$35,800	73,004
Total operating expenses						94,311
Operating loss						$(21,307)

	Year Ended December 31, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$56,116	$9,202	$18,058	$9,835	$36,259	$129,470
Cost of revenues	7,982	3,722	16,681	6,095	1,957	36,437
Segment profit	$48,134	$5,480	$1,377	$3,740	$34,302	93,033
Total operating expenses						94,820
Operating loss						$(1,787)

	Year Ended December 31, 2011
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$52,345	$—	$15,037	$7,728	$29,491	$104,601
Cost of revenues	5,973	—	14,179	5,735	2,539	28,426
Segment profit	$46,372	$—	$858	$1,993	$26,952	76,175
Total operating expenses						77,730
Operating loss						$(1,555)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues:
US	$86,830	$105,065	$84,769
Europe	13,469	13,132	12,042
Asia	5,076	6,176	3,406
Other	5,149	5,097	4,384
	$110,524	$129,470	$104,601

At December 31, 2013 and 2012, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $18.2 million and $9.9 million, respectively. At December 31, 2013, 2012 and 2011, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million, $0.3 million, and $0.4 million, respectively.  Sales to the United States Government were $14.7 million in 2013.  No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets.  Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

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

	(in thousands, except share data)
	Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Total revenues	$27,960	$28,314	$27,306	$26,944	$36,242	$36,141	$31,068	$26,019
Total cost of revenues	8,605	9,705	9,755	9,455	9,706	9,728	9,284	7,719
Gross profit(1)	19,355	18,609	17,551	17,489	26,536	26,413	21,784	18,300
Total operating expenses	22,686	23,519	24,143	23,963	24,673	25,110	23,264	21,773
Operating (loss) income	(3,331)	(4,910)	(6,592)	(6,474)	1,863	1,303	(1,480)	(3,473)
Total other income and expense	6	9	3	6	2	(9)	(8)	7
(Loss) income before income taxes	(3,325)	(4,901)	(6,589)	(6,468)	1,865	1,294	(1,488)	(3,466)
Income tax provision	34	67	51	65	(43)	22	75	134
Net (loss) income	$(3,359)	$(4,968)	$(6,640)	$(6,533)	$1,908	$1,272	$(1,563)	$(3,600)
Net (loss) income per common share:
Basic	$0.13	$(0.19)	$(0.26)	$(0.26)	$0.07	$0.05	$(0.06)	$(0.15)
Diluted	$0.13	$(0.19)	$(0.26)	$(0.26)	$0.07	$0.05	$(0.06)	$(0.15)
Weighted average shares outstanding used in the calculation of net (loss) income per common share:
Basic	26,017	25,914	25,802	25,508	25,168	24,988	24,767	23,854
Diluted	26,017	25,914	25,802	25,508	25,842	25,633	24,767	23,854

(1)         Excluding amortization and depreciation.

The table below highlights the previously reported net income per common share for basic and diluted shares and the weighted average shares outstanding used in the calculation of net income per common share for basic and diluted shares, along with corrections necessary to reflect the restricted stock awards as issued and outstanding upon the grant date as opposed to the previously reported presentation which excluded unvested restricted stock awards from common stock issued and outstanding.  See Note 2, Prior Period Correction, for further discussion.

	Quarter ended			Quarter ended
	December 31, 2012			September 30, 2012
	Previously Reported	Correction	As Corrected	Previously Reported	Correction	As Corrected
Net income (in thousands)	$1,908	—	$1,908	$1,272	—	$1,272
Net income per common share:
Basic	$0.08	$(0.01)	$0.07	$0.05	—	$0.05
Diluted	$0.07	—	$0.07	$0.05	—	$0.05

Weighted average shares outstanding used in the calculation of net income per common share (in thousands):
Basic	25,168	—	25,168	24,988	—	24,988
Diluted	26,864	(1,022)	25,842	26,543	(910)	25,633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2014

Guidance Software, Inc.

	By	/s/ VICTOR T. LIMONGELLI
Victor T. Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VICTOR T. LIMONGELLI	President, Chief Executive Officer and Director	February 24, 2014
Victor T. Limongelli	(Principal Executive Officer)

/s/ BARRY J. PLAGA	Chief Financial Officer (Principal Financial	February 24, 2014
Barry J. Plaga	Officer)

/s/ RASMUS VAN DER COLFF	Chief Accounting Officer (Principal Accounting	February 24, 2014
Rasmus Van Der Colff	Officer)

/s/ SHAWN MCCREIGHT	Chairman and Chief Technology Officer	February 24, 2014
Shawn McCreight

/s/ KATHLEEN O’NEIL	Director	February 24, 2014
Kathleen O’Neil

/s/ JEFF LAWRENCE	Director	February 24, 2014
Jeff Lawrence

/s/ CHRISTOPHER POOLE	Director	February 24, 2014
Christopher Poole

/s/ STEPHEN C. RICHARDS	Director	February 24, 2014
Stephen C. Richards

/s/ ROBERT G. VAN SCHOONENBERG	Director	February 24, 2014
Robert G. van Schoonenberg

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$558	$—	$—	$(38)	$520
Year ended December 31, 2012	$520	$(47)	$(26)	$(10)	$437
Year ended December 31, 2013	$437	$600	$—	$(222)	$815

Deferred tax asset valuation allowance:
Year ended December 31, 2011	$13,458	$994	$—	$—	$14,452
Year ended December 31, 2012	$14,452	$8,109	$—	$—	$22,561
Year ended December 31, 2013	$22,561	$12,503	$—	$—	$35,064

II-1