Form 10-Q
period 2014-03-31
Guidance Software, Inc.
filed 2014-05-08
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 5, 2014, there were approximately 28,862,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,263	$19,919
Trade receivables, net of allowance for doubtful accounts of $783 and $815, respectively	13,902	19,027
Inventory	1,849	1,928
Prepaid expenses and other current assets	5,155	4,148
Total current assets	42,169	45,022

Long-term assets:
Property and equipment, net	17,520	18,464
Intangible assets, net	9,355	9,953
Goodwill	14,632	14,632
Other assets	947	1,160
Total long-term assets	42,454	44,209

Total assets	$84,623	$89,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,718	$5,517
Accrued liabilities	9,234	10,148
Capital lease obligations	128	182
Deferred revenues	39,308	37,316
Total current liabilities	52,388	53,163

Long-term liabilities:
Rent incentives	7,128	7,058
Other long-term liabilities	147	158
Deferred revenues	4,200	4,347
Deferred tax liabilities	488	465
Total long-term liabilities	11,963	12,028

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,695,000 and 30,539,000 shares issued, respectively; and 28,915,000 and 28,760,000 shares outstanding, respectively	25	25
Additional paid-in capital	104,768	102,392
Treasury stock, at cost, 1,779,000 shares at March 31, 2014 and December 31, 2013,	(11,479)	(11,479)
Accumulated deficit	(73,042)	(66,898)
Total stockholders’ equity	20,272	24,040

Total liabilities and stockholders’ equity	$84,623	$89,231

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenue	$6,861	$7,530
Subscription revenue	2,377	2,582
Services and maintenance revenues	16,143	16,832
Total revenues	25,381	26,944

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,750	1,768
Cost of subscription revenue	1,133	1,126
Cost of services and maintenance revenues	5,808	6,561
Total cost of revenues (excluding amortization and depreciation, shown below)	8,691	9,455

Operating expenses:
Selling and marketing	10,065	9,453
Research and development	6,472	7,544
General and administrative	4,262	5,269
Depreciation and amortization	1,974	1,697
Total operating expenses	22,773	23,963

Operating loss	(6,083)	(6,474)

Other income and expense:
Interest income	1	10
Interest expense	(4)	(12)
Other income, net	20	8
Total other income and expense	17	6
Loss before income taxes	(6,066)	(6,468)
Income tax provision	78	65
Net loss	$(6,144)	$(6,533)

Net loss per share calculation:
Basic	$(0.23)	$(0.26)
Diluted	$(0.23)	$(0.26)

Weighted average number of shares used in per share calculation:
Basic	26,425	25,508
Diluted	26,425	25,508

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net loss	$(6,144)	$(6,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,974	1,697
Provision for doubtful accounts	—	100
Share-based compensation	1,730	1,739
Deferred taxes	23	23
Loss on disposal of assets	—	42
Changes in operating assets and liabilities:
Trade receivables	5,125	3,564
Inventory	79	4
Prepaid expenses and other assets	(793)	(455)
Accounts payable	(1,290)	908
Accrued liabilities	(844)	(2,510)
Deferred revenues	1,845	(563)
Net cash provided by (used in) operating activities	1,705	(1,984)

Investing Activities:
Purchase of property and equipment	(930)	(3,939)
Net cash used in investing activities	(930)	(3,939)

Financing Activities:
Proceeds from the exercise of stock options	645	1,070
Common stock repurchased or withheld	—	(1,327)
Principal payments on capital lease obligations and other obligations	(76)	(354)
Net cash provided by (used in) financing activities	569	(611)
Net increase (decrease) in cash and cash equivalents	1,344	(6,534)
Cash and cash equivalents, beginning of period	19,919	32,606
Cash and cash equivalents, end of period	$21,263	$26,072

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$5	$12
Income taxes	$29	$—

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$177	$900
Capital lease obligations incurred to acquire assets	$11	$—

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

EnCase® Portable, a triage and collection solution, delivered on a USB device, that allows forensic professionals and non-experts to quickly and easily triage and collect digital evidence in a forensically sound and court proven manner;

EnCase® App Central, an online marketplace that allows development and investigation professionals the opportunity to share and discover the latest apps that complement the Company’s EnCase solutions; and

Tableau ™, a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware.

In addition, we complement these offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2014 and the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2014. The operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of March 31, 2014 and our results of operations for the three months ended March 31, 2014 and 2013 and our cash flows for the three months ended March 31, 2014 and 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the December 31, 2013 audited financial statements. The operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, contingent consideration, commitments, impairment considerations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1, 2013, the Company adopted the ASU 2011-08 issued by the Financial Accounting Standards Board (“FASB”) for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  If a quantitative assessment is necessary, a two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings. At March 31, 2014, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $20.9 million as of March 31, 2014.  At March 31, 2014 all of our cash equivalents consisted of financial institution obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable. We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase® Enterprise and EnCase® Forensic software products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, eDiscovery, and EnCase® Cybersecurity products.  Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.”  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  With the acquisition of CaseCentral, Inc. in February of 2012, we have revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

Realignment Expense

As a result of reducing its headcount during the three months ended March 31, 2014, the Company incurred approximately $1.1 million in severance and related expenses in cost of services and maintenance revenues, selling and marketing, research and development and general administrative expenses.

Note 3. Net Loss Per Share

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

Basic net loss per common share is calculated by dividing net loss allocated to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net loss allocated to common stockholders per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic loss per common share:
Numerator:
Net loss	$(6,144)	$(6,533)
Net income allocated to participating securities	—	—
Net loss allocated to common stockholders	$(6,144)	$(6,533)
Denominator:
Basic weighted average shares outstanding	26,425	25,508
Net loss per basic common share	$(0.23)	$(0.26)

Diluted loss per common share:
Numerator:
Net loss	$(6,144)	$(6,533)
Net income allocated to participating securities	—	—
Net loss allocated to common stockholders	$(6,144)	$(6,533)
Denominator:
Basic weighted average shares outstanding	26,425	25,508
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	26,425	25,508
Net loss per diluted common share	$(0.23)	$(0.26)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,800,000 shares for the three months ended March 31, 2014, and 1,562,000 shares for the three months ended March 31, 2013.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth, by major classes, inventory as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Inventory:
Components	$794	$777
Finished goods	1,055	1,151
Total inventory	$1,849	$1,928

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred and there has been no impairment charges related to such assets through March 31, 2014. We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.6 million for the three months ended March 31, 2014, and 2013. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(1,844)	$3,956	$5,800	$(1,648)	$4,152
Existing and developed technology	2,300	(2,144)	156	2,300	(2,042)	258
Customer relationships	6,475	(2,536)	3,939	6,475	(2,315)	4,160
Trade names	2,100	(912)	1,188	2,100	(843)	1,257
Covenant not-to-compete	200	(84)	116	200	(74)	126
Total	$16,875	$(7,520)	$9,355	$16,875	$(6,922)	$9,953

The following table summarizes the estimated remaining amortization expense through 2017 and thereafter (in thousands):

Year ending	Amortization Expense
2014	$1,589
2015	1,652
2016	1,499
2017	1,399
2018	1,392
Thereafter	1,824
Total amortization expense	$9,355

Note 6. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of March 31, 2014, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.  The Company did not repurchase any shares during either the three months ended March 31, 2014, or 2013.

The Company withheld zero and approximately 117,000 common shares for the three months ended March 31, 2014 and 2013, respectively, from employees to satisfy the minimum statutory income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans. The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards. See Part II. Item 2 of this Quarterly Report for further information regarding the share repurchase program.

Note 7. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires, among other things, that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to trailing twelve-month earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not incur a cumulative net loss (defined as GAAP net loss before non-cash stock compensation expense and amortization of intangibles) of more than $5.0 million during any fiscal year.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014.

On October 31, 2013 we also entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement. Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, is changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter. In addition, the financial covenant that requires that we shall not allow a year-to-date net loss in excess of $5.0 million during any fiscal year is changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.

As of March 31, 2014, we were in compliance with all the covenants of the Loan Agreement (as amended by the Modification Agreement).  We had letters of credit outstanding against the line of credit in the amount of $1.7 million as of March 31, 2014, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.3 million.  To date, the Company has not borrowed under the Loan Agreement.  The Company is currently in negotiations with the bank to renew or extend the Loan Agreement on or prior to June 30, 2014, the date on which all principal, interest and other amounts owing under the Loan Agreement would otherwise be due and payable in full.

Note 8. Employee Benefit Plans

Equity Incentive Plan

At March 31, 2014, approximately 1,557,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant. A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,169,000	$9.34	3.5	$4,432,000
Exercised	(139,000)	$4.64
Forfeited or expired	(38,000)	$12.25
Outstanding, March 31, 2014	1,992,000	$9.61	3.38	$4,486,000

Exercisable, March 31, 2014	1,480,000	$8.56	3.25	$4,427,000

We define in-the-money options at March 31, 2014 as options that had exercise prices that were lower than the $11.06 fair market value of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2014 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,068,000 shares that were in-the-money at that date, of which 1,057,000 were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period. A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2013	2,653,000	$9.17
Granted	244,000	10.18
Vested	(354,000)	9.11
Forfeited	(228,000)	8.99
Outstanding, March 31, 2014	2,315,000	$9.30

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2014 was $3,223,000.

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock option awards	$18	$52
Restricted stock awards	1,712	1,687
Share-based compensation expense	$1,730	$1,739

As of March 31, 2014, there was approximately $3,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized in the next month and approximately $18.0 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years. We expect to record approximately $5.6 million in share-based compensation for the remainder of fiscal year 2014 related to stock options and restricted stock awards outstanding at March 31, 2014.

Note 9. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of March 31, 2014, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions.  We periodically perform a review of our uncertain tax positions. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At March 31, 2014, our liability for uncertain tax positions was $0.7 million.  We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months.  Due to the net operating loss carryforwards, the Company’s U.S. federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

The Company recorded an income tax provision for the three months ended March 31, 2014 of $78,000 as compared to $65,000 for the same period in 2013.  Our income tax provision for the three months ended March 31, 2014 and 2013 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Note 10. Fair Value Measurements

In accordance with Fair Value Measurements and Disclosures (ASC 820) we measure our financial assets and liabilities at fair value on a recurring basis. ASC 820 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	8,269	8,269	—	—
Total assets	$10,275	$10,275	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,005	$2,005	$—	$—
Money market accounts	$269	269	$—	$—
Total assets	$2,274	$2,274	$—	$—

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS and EnCase® eDiscovery revenue thresholds are achieved during the two 12-month periods starting April 1, 2013.  The fair value of this contingent consideration is determined using a present value calculation.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There are no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration would be classified within Level 3, as described above.

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

The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period. We did not pay any contingent consideration with respect to the first two 12-month periods ending March 31, 2014.  At March 31, 2014, the fair value of the contingent consideration for the remaining 12-month period, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be zero.

The significant assumptions that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

Note 11. Commitments and Contingencies

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

Third-party Software License

During the year ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to use a third-party’s database technology in its products through February 2016.  The agreement also provided for maintenance and support over an initial two-year period for $0.3 million.  The $1.8 million was paid in eight quarterly installments of $229,000 through January 2014.

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

On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This Order effectively ended the ITC proceeding in the Company’s favor.  On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.

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

On March 26, 2014, MyKey also filed a complaint against the United States of America alleging that the United States has infringed U.S. Patents No. 6,813,682, 7,159,086 and 7,228,379 by or through its acceptance, receipt and/or use of write blocker products, data duplication products and data removal products.  The complaint alleges that such products were supplied to the government by the Company and certain of its co-defendants in the MDL proceeding.  No damages amount is stated in the complaint.  The government could assert a claim for indemnification against Guidance but has not done so yet.  Although a financial loss is reasonably possible, the Company is unable to estimate the range of potential loss at this time.

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible financial losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Note 12. Segment Information

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

•                  Maintenance segment—Includes maintenance related services.

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

	Three Months Ended March 31, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$6,861	$2,377	$4,652	$1,931	$9,560	$25,381
Cost of revenues	1,750	1,133	3,721	1,574	513	8,691
Segment profit	$5, 111	$1,244	$931	$357	$9,047	16,690
Total operating expenses						22,773
Operating loss						$(6,083)

	Three Months Ended March 31, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,530	$2,582	$5,383	$2,166	$9,283	$26,944
Cost of revenues	1,768	1,126	4,400	1,680	481	9,455
Segment profit	$5,762	$1,456	$983	$486	$8,802	17,489
Total operating expenses						23,963
Operating loss						$(6,474)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
United States	$19,671	$21,222
Europe	3,563	3,415
Asia	988	1,100
Other	1,159	1,207
	$25,381	$26,944

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Risk Factors” and in other parts of this Quarterly Report.

Overview

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”).  In September 2013, we introduced EnCase® Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase eDiscovery and EnCase Cybersecurity solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SaaS will comprise a substantial portion of our future revenues.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2014.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenue	27.0%	27.9%
Subscription revenue	9.4	9.6
Services and maintenance revenues	63.6	62.5
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	6.9	6.6
Cost of subscription revenue	4.4	4.2
Cost of services and maintenance revenues	22.9	24.3
Total cost of revenues	34.2	35.1
Gross profit	65.8	64.9

Operating expenses:
Selling and marketing	39.7	35.0
Research and development	25.5	28.0
General and administrative	16.8	19.6
Depreciation and amortization	7.8	6.3
Total operating expenses	89.8	88.9
Operating loss	(24.0)	(24.0)

Other income and expense:
Interest income	—	—
Interest expense	—	—
Other income, net	—	—
Total other income and expense	—	—
Loss before income taxes	(24.0)	(24.0)
Income tax provision	0.3	0.2
Net loss	(24.3)%	(24.2)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2014	2013
Non-cash Share-Based Compensation Data (1):
Cost of product revenue	$39	$32
Cost of subscription revenue	52	44
Cost of services and maintenance revenues	317	322
Selling and marketing	393	442
Research and development	462	461
General and administrative	467	438
Total non-cash share-based compensation	$1,730	$1,739

(1)                  Non-cash share-based compensation recorded in the three months ended March 31, 2014 and 2013 relates to stock options and restricted share awards granted to employees measured under the fair value method. See Note 8 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

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

	Three Months Ended March 31,
(Dollars in thousands)	2014	Change %	2013
Product revenue	$6,861	(9)%	$7,530
Subscription revenue	2,377	(8)%	2,582

Services and maintenance revenues:
Professional services	4,652	(14)%	5,383
Training	1,931	(11)%	2,166
Maintenance	9,560	3%	9,283
Total services and maintenance revenues	16,143	(4)%	16,832
Total revenues	$25,381	(6)%	$26,944

Product Revenue

We generate product revenue principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, eDiscovery, and EnCase® Cybersecurity products. Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers. The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue decreased by $0.7 million, or 9%, from $7.5 million to $6.9 million for the three months ended March 31, 2014, as compared with the same period in 2013.  The decrease in product revenue for the three months ended March 31, 2014 as compared to the same period in 2013 was due to a decrease in Enterprise revenue of $0.4 million, or 16%, from $2.7 million to $2.2 million and a decrease in Forensic revenue of $0.3 million, or 5%, from $4.9 million to $4.6 million.  The decrease in Enterprise revenue is primarily due to the transition to a different pricing strategy, the realigning of our field sales organization and the ramping of our inside sales force during the quarter.  Forensic revenue decreased primarily due to continued weakness in government spending.

During the three months ended March 31, 2014, we added 161 new EnCase® Enterprise customers, as compared to 65 for the comparable period in the prior year.  During the three months ended March 31, 2014, 43% of Enterprise product revenues were the result of sales to existing customers, compared to 61% in the comparable period in the prior year.

Subscription Revenue

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

Subscription revenue decreased $0.2 million, or 8%, from $2.6 million to $2.4 million for the three months ended March 31, 2014 as compared with the same period in 2013.  The decrease for the three months ended March 31, 2014, is primarily due to the reduction in single-case law firm engagements leveraging our cloud-based subscription services.  Subscription revenue for the three months ended March 31, 2014, includes $0.2 million from certain law firm engagements that did not meet revenue recognition requirements in prior periods.  We expect this type of business to continue to decrease in future quarters and to eventually be offset by growth in our Enterprise business, where adoption has been slower than expected.

Services and Maintenance Revenues

Services and maintenance revenues decreased by $0.7 million, or 4%, from $16.8 million to $16.1 million for the three months ended March 31, 2014, as compared with the same period in 2013.

The decrease in services and maintenance revenues for the three months ended March 31, 2014, was due to a decrease in professional services revenues of $0.7 million, or 14%, from $5.4 million to $4.7 million as compared to the same period in 2013, a decrease in training revenues of $0.3 million, or 11%, from $2.2 million to $1.9 million as compared with the same period in 2013, partially offset by an increase in maintenance revenues of $0.3 million, or 3%, from $9.3 million to $9.6 million as compared to the same period in 2013.  The decrease in our professional services revenue is primarily a result of the decrease in our professional services for cloud-based subscriptions due to lower cyclical demand for services from certain of our large enterprise hosting customers.  The decrease in training revenues was a reflection of lower product revenue in prior periods.  The increase in maintenance revenues was primarily a result of sustained increases in our installed product base and customers desiring continuing maintenance support on our products. Our installed product base increased primarily through the addition of 161 new Encase Enterprise customers and sales of 29 new EnCase eDiscovery, 33 new EnCase Cybersecurity, and 27 new EnCase Analytics modules to EnCase Enterprise customers.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2014	Change %	2013
Cost of product revenue	$1,750	(1)%	$1,768
Cost of subscription revenue	1,133	1%	1,126

Cost of services and maintenance revenues:
Professional services	3,721	(15)%	4,400
Training	1,574	(6)%	1,680
Maintenance	513	7%	481
Total cost of services and maintenance revenues	5,808	(12)%	6,561
Total cost of revenues	$8,691	(8)%	$9,455

Share-based compensation included above:
Cost of product revenue	$39		$32
Cost of subscription revenue	$52		$44
Cost of services and maintenance revenues	$317		$322

Gross Margin Percentage
Products	74.5%		76.5%
Subscriptions	52.3%		56.4%
Services and maintenance	64.0%		61.0%
Total	65.8%		64.9%

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

Cost of product revenue remained unchanged at $1.8 million for both the three months ended March 31, 2014 and 2013.  While product revenue decreased as compared to March 31, 2013, costs of product revenue were unchanged as a $0.1 million OEM royalty cost increase was offset by a $0.1 million reduction in various direct costs of goods sold.

Cost of Subscription Revenue

The cost of subscription revenue consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenue remained unchanged at $1.1 million for both the three months ended March 31, 2014 and 2013.  While subscription revenue decreased slightly as compared to March 31, 2013, costs of subscription revenue were unchanged as costs of subscription revenue tend to remain fixed period over period.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs.

Total cost of services and maintenance revenues decreased $0.8 million, or 12%, from $6.6 million to $5.8 million for the three months ended March 31, 2014  compared with the same periods in 2013.  The decrease in cost of services and maintenance revenues was due to a decrease in the cost of professional services revenue of $0.7 million, or 15%, from $4.4 million to $3.7 million, and a decrease in the cost of training revenue of $106,000, or 6%, from $1.7 million to $1.6 million, offset by an increase in the cost of maintenance revenue of $32,000, or 7%, from $481,000 to $513,000.  The decrease in the cost of professional services revenue and the decrease in the cost of training revenue were primarily due to a decrease in compensation and related expenses due to a reduction in headcount in these two areas.  The increase in the cost of maintenance revenues was primarily related to the increase in the number of customers and maintenance contracts.

Services and maintenance gross margin for the three months ended March 31, 2014 was 64.0% compared to 61.0% for the same period in 2013. The increase in services and maintenance gross margin for the three months ended March 31, 2014 compared to the same period in the previous year was primarily a result of the professional services margin increasing to 20% from 18.3% due to a decrease in the cost of professional services revenue as a result of lower compensation and related expenses due to a reduction in headcount.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2014	Change %	2013
Selling and marketing expenses	$10,065	7%	$9,453
Research and development expenses	$6,472	(14)%	$7,544
General and administrative expenses	$4,262	(19)%	$5,269
Depreciation and amortization expenses	$1,974	16%	$1,697

Share-based compensation included above:
Selling and marketing expenses	$393		$442
Research and development expenses	$462		$461
General and administrative expenses	$467		$438

As a percentage of revenues:
Selling and marketing expenses	39.7%		35.0%
Research and development expenses	25.5%		28.0%
General and administrative expenses	16.8%		19.6%
Depreciation and amortization expenses	7.8%		6.3%

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

Selling and marketing expenses increased $0.6 million, or 7%, from $9.5 million to $10.1 million for the three months ended March 31, 2014, as compared with the same period in 2013.  The increase was primarily due to an increase of $0.8 million in sales commissions due to new sales compensation plans with quarterly targets and accelerators introduced at the beginning of the year, as compared to annual-based compensation plans in the prior year period and a $0.5 million increase due to severance expense related to headcount reductions.  These increases were partially offset by a $0.8 million decrease in compensation and other employee-related costs due to the overall reduction in headcount as compared to the same period in prior year.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.  Research and development expenses decreased $1.0 million, or 14%, from $7.5 million to $6.5 million for the three months ended March 31, 2014, as compared with the same periods in 2013.  The decrease was primarily due to a $0.9 million decrease in compensation costs and other employee-related expenses primarily due to headcount reductions, partially offset by $0.3 million severance expense associated with the headcount reductions.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions. In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $1.0 million, or 19%, from $5.3 million to $4.3 million for the three months ended March 31, 2014, respectively, as compared with the same periods in 2013.  The decrease in general and administrative expenses was primarily attributable to a decrease of $0.9 million in compensation costs and other employee-related expenses associated with a lower headcount and a decrease of $0.1 million in bad debt expense compared to the same period in the prior year, partially offset by $0.1 million of severance expense related to the reduction in headcount.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets. Depreciation and amortization expenses increased $0.3 million, or 16%, from $1.7 million to $2.0 million for the three months ended March 31, 2014, as compared with the same periods in 2013, primarily as a result of the amortization of intangible assets and depreciation expense related to our relocation to new headquarters in June 2013 and the review of the viability of certain acquired technology, which resulted in the acceleration of the amortized life of some of the acquired technology.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three months ended March 31, 2014, we recorded income of $17,000 as compared with income of $6,000 for the same period in 2013.  The change from 2013 to 2014 was primarily due to a decrease in interest expense.

Income Tax Provision

The Company recorded an income tax provision for the three months ended March 31, 2014 of $78,000 as compared to $65,000 for the same period in 2013.  Our income tax provision for the three months ended March 31, 2014 and 2013 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of March 31, 2014, we had $21.3 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2014 and net cash used in operating activities was $2.0 million for the same period in 2013.  The change in cash was due to an increase of $1.8 million in deferred revenues for the three months ended March 31, 2014, compared to a decrease of $0.6 million for the same period in 2013, a decrease in accounts payable of $1.3 million for the three months ended March 31, 2014, compared to an increase of $1.0 million for the same period in 2013, a decrease in accrued liabilities of $0.8 million for the first three months ended March 31, 2014, compared to a decrease of $2.5 million for the same period in 2013, offset by an decrease in trade receivables of $5.1 million for the three months ended March 31, 2014, compared to a decrease of $3.6 million for the same period in 2013.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2014, as compared with $3.9 million for the same period in 2013.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to the build out of our new headquarters building during the three months ended March 31, 2013, that did not occur during the same period in 2014.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2014, as compared to cash used in financing activities of $0.6 million for the same period in 2013.  The change in financing activities was primarily due to no cash withheld from employees to satisfy their personal income tax withholding requirement upon the vesting of share awards issued under our equity compensation plans for the three months ended March 31, 2014, compared to $1.3 million withheld from employees for the same period in 2013, an increase of $0.6 million of cash received from the proceeds of employee stock options during the three months ended March 31, 2014, as compared to an increase of $1.0 million of cash received during the same period in 2013, and a decrease of $76,000 in principal payments made on capital leases and other obligations, as compared to a decrease of $354,000 in principal payments in the same period in 2013.

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit.  The maximum principal amount of loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires, among other things, that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to trailing twelve-months EBITDA of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not incur a cumulative net loss (defined as GAAP net loss before non-cash stock compensation expense and amortization of intangibles) of more than $5.0 million during any fiscal year. Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%. All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to June 30, 2014.

As of June 30, 2013, the Company was not in compliance with the covenant that requires the Company to not exceed a cumulative loss of $5.0 million during any fiscal year.  On October 31, 2013, we received a one-time waiver from the bank for the breach of this covenant.

On October 31, 2013 we also entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement. Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, is changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter. In addition, the financial covenant that requires that we shall not allow a year-to-date net loss in excess of $5.0 million during any fiscal year is changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.

As of March 31, 2014, we were in compliance with all the covenants of the Loan Agreement (as amended by the Modification Agreement).  We had letters of credit outstanding against the line of credit in the amount of $1.7 million as of March 31, 2014, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.3 million.  To date, the Company has not borrowed under the Loan Agreement.  The Company is currently in negotiations with the bank to review or extend the Loan Agreement on or prior to June 30, 2014, the date on which all principal, interest and other amounts owing under the Loan Agreement would otherwise be due and payable in full.

Contractual Obligations and Commitments

In connection with the CaseCentral acquisition, we entered into an earn-out arrangement with the former CaseCentral shareholders with respect to the three 12-month periods (“earn-out periods”) that started April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period. We did not pay any contingent consideration with respect to the first two 12-month periods ending March 31, 2014.  At March 31, 2014, the fair value of the contingent consideration for the remaining 12-month period, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be zero.

On July 26, 2012, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 90,000 rentable square feet of an office building located in Pasadena, California. The Lease began on August 1, 2013 and has an initial term of ten years and ten months. The Lease allowed the Company to consolidate its Pasadena, California operations into a single location. The total annual rent under the Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the Lease.  The Company has two options to extend the Lease, each for a period of five years.

During the year ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to use a third-party’s database technology in its products through February 2016.  The agreement also provided for maintenance and support over an initial two-year period for $0.3 million.  The $1.8 million was paid in eight quarterly installments of $229,000 through January 2014.

At March 31, 2014, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2013 was approximately $33.5 million, of which $3.6 million is due during 2014. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services. To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all. Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government March 31, 2014, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred as a result of the Company’s importation into the United States and sale of the products at issue.  This Order effectively ended the ITC proceeding in the Company’s favor.  On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.

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

On March 26, 2014 MyKey also filed a complaint against the United States of America by alleging that the United States has infringed U.S. Patents No. 6,813,682, 7,159,086 and 7,228,379 by or through its acceptance, receipt and/or use of write blocker products, data duplication products and data removal products.  The complaint alleges that such products were supplied to the government by Guidance and certain of its co-defendants in the MDL proceeding.  No damages amount is stated in the complaint.  The government could assert a claim for indemnification against Guidance but has not done so yet.  Although a financial loss is reasonably possible, the Company is unable to estimate the range of potential loss at this time.

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible financial losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Item 1A.                         Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on February 24, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes to the Unregistered Sales of Equity Securities and Use of Processed as presented in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on February 24, 2014.

Item 3.                                  Defaults upon Senior Securities

No information is required in response to this item.

Item 4.                                  [Removed and Reserved]

No information is required in response to this item.

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.                                   Exhibits

Exhibit Number	Description of Documents
3.1*	Fourth Amended and Restated Bylaws of Guidance Software, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

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

Dated: May 8, 2014