Form 10-Q
period 2014-06-30
Guidance Software, Inc.
filed 2014-08-08
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of August 4, 2014, there were approximately 29,251,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,758	$19,919
Trade receivables, net of allowance for doubtful accounts of $779 and $815, respectively	14,575	19,027
Inventory	2,051	1,928
Prepaid expenses and other current assets	5,859	4,148
Total current assets	41,243	45,022

Long-term assets:
Property and equipment, net	16,381	18,464
Intangible assets, net	8,816	9,953
Goodwill	14,632	14,632
Other assets	1,300	1,160
Total long-term assets	41,129	44,209

Total assets	$82,372	$89,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,708	$5,517
Accrued liabilities	9,635	10,148
Capital lease obligations	94	182
Deferred revenues	36,433	37,316
Total current liabilities	50,870	53,163

Long-term liabilities:
Rent incentives	7,028	7,058
Other long-term liabilities	133	158
Deferred revenues	4,381	4,347
Deferred tax liabilities	510	465
Total long-term liabilities	12,052	12,028

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,073,000 and 30,539,000 shares issued, respectively; and 29,294,000 and 28,760,000 shares outstanding, respectively	25	25
Additional paid-in capital	106,881	102,392
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(75,977)	(66,898)
Total stockholders’ equity	19,450	24,040

Total liabilities and stockholders’ equity	$82,372	$89,231

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product revenue	$8,888	$7,695	$15,749	$15,225
Subscription revenue	1,845	2,909	4,222	5,491
Services and maintenance revenues	16,447	16,702	32,590	33,534
Total revenues	27,180	27,306	52,561	54,250

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,888	1,733	3,638	3,501
Cost of subscription revenue	1,319	1,054	2,452	2,180
Cost of services and maintenance revenues	5,752	6,968	11,560	13,529
Total cost of revenues (excluding amortization and depreciation, shown below)	8,959	9,755	17,650	19,210

Operating expenses:
Selling and marketing	9,732	10,412	19,797	19,865
Research and development	6,154	7,123	12,626	14,667
General and administrative	3,958	4,615	8,220	9,884
Depreciation and amortization	1,867	1,993	3,841	3,690
Total operating expenses	21,711	24,143	44,484	48,106
Operating loss	(3,490)	(6,592)	(9,573)	(13,066)
Other income and expense:
Interest income	5	6	6	16
Interest expense	(3)	(7)	(7)	(20)
Gain on sale of domain name (Note 10)	630	—	630	—
Other income, net	5	4	25	13
Total other income and expense	637	3	654	9
Loss before income taxes	(2,853)	(6,589)	(8,919)	(13,057)
Income tax provision	82	51	160	116
Net loss	$(2,935)	$(6,640)	$(9,079)	$(13,173)

Net loss per share:
Basic	$(0.11)	$(0.26)	$(0.34)	$(0.51)
Diluted	$(0.11)	$(0.26)	$(0.34)	$(0.51)

Weighted average number of shares used in per share calculation:
Basic	26,789	25,802	26,599	25,657
Diluted	26,789	25,802	26,599	25,657

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net loss	$(9,079)	$(13,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,841	3,690
Provision for doubtful accounts	—	150
Share-based compensation	3,581	3,635
Gain on sale of domain name	(630)	—
Deferred taxes	46	693
Loss on disposal of assets	84	42
Changes in operating assets and liabilities:
Trade receivables	4,452	6,295
Inventory	(123)	269
Prepaid expenses and other assets	(1,220)	(1,847)
Accounts payable	(208)	1,493
Accrued liabilities	(544)	1,726
Deferred revenues	(849)	(4,242)
Net cash used in operating activities	(649)	(1,269)

Investing Activities:
Purchase of property and equipment	(1,296)	(7,157)
Net cash used in investing activities	(1,296)	(7,157)

Financing Activities:
Proceeds from the exercise of stock options	908	1,389
Common stock repurchased or withheld	—	(2,079)
Principal payments on capital lease obligations and other obligations	(124)	(458)
Net cash provided by (used in) financing activities	784	(1,148)
Net decrease in cash and cash equivalents	(1,161)	(9,574)
Cash and cash equivalents, beginning of period	19,919	32,606
Cash and cash equivalents, end of period	$18,758	$23,032

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$95	$3,845

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2014 and the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2014.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2014 and our results of operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the December 31, 2013 audited financial statements.  The operating results for the three and six months period ended June 30, 2014 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At June 30, 2014, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $18.5 million as of June 30, 2014.  At June 30, 2014 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

EnCase® Enterprise Solutions and EnCase® Forensic Solutions: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met.  Revenue associated with term licenses are recognized ratably over the term of the license because we have not established VSOE for post-contract customer support in term license arrangements.

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

• BESP. When VSOE or TPE cannot be established, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis.  We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

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

Recently Issued Accounting Pronouncement

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09 Revenue from Contracts from Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

Realignment Expense

As a result of reducing its headcount during the three and six months ended June 30, 2014, we incurred approximately $0.4 million and $1.6 million, respectively, in severance and related expenses in cost of services and maintenance revenues, selling and marketing, research and development and general administrative expenses.

Note 3. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period.  Diluted net loss per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method.  In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic loss per common share:
Numerator:
Net loss	$(2,935)	$(6,640)	$(9,079)	$(13,173)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(2,935)	$(6,640)	$(9,079)	$(13,173)
Denominator:
Basic weighted average shares outstanding	26,789	25,802	26,599	25,657
Net loss per basic common share	$(0.11)	$(0.26)	$(0.34)	$(0.51)

Diluted loss per common share:
Numerator:
Net loss	$(2,935)	$(6,640)	$(9,079)	$(13,173)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(2,935)	$(6,640)	$(9,079)	$(13,173)
Denominator:
Basic weighted average shares outstanding	26,789	25,802	26,599	25,657
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	26,789	25,802	26,599	25,657
Net loss per diluted common share	$(0.11)	$(0.26)	$(0.34)	$(0.51)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,062,000 and 1,838,000 shares for the three and six months ended June 30, 2014, respectively, and 3,299,000 and 3,472,000 shares for the three and six months ended June 30, 2013, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Inventory:
Components	$1,076	$777
Finished goods	975	1,151
Total inventory	$2,051	$1,928

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there has been no impairment charges related to such assets through June 30, 2014.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.5 million and $1.1 million, and $0.8 million and $1.3 million for the three and six months ended June 30, 2014, and 2013, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(2,039)	$3,761	$5,800	$(1,648)	$4,152
Existing and developed technology	2,300	(2,196)	104	2,300	(2,042)	258
Customer relationships	6,475	(2,748)	3,727	6,475	(2,315)	4,160
Trade names	2,100	(982)	1,118	2,100	(843)	1,257
Covenant not-to-compete	200	(94)	106	200	(74)	126
Total	$16,875	$(8,059)	$8,816	$16,875	$(6,922)	$9,953

The following table summarizes the estimated remaining amortization expense through 2018 and thereafter (in thousands):

Year ending	Amortization Expense
2014	$1,050
2015	1,652
2016	1,499
2017	1,399
2018	1,392
Thereafter	1,824
Total amortization expense	$8,816

Note 6. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.  As of June 30, 2014, we had approximately $3.6 million remaining under this authorization.  The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise.  The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time.  The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations.  Purchases are made in the open market, through block trades and other negotiated transactions.  Repurchased shares are held in Treasury Stock and have not been retired.  The Company did not repurchase any shares during either the three and six months ended June 30, 2014, or 2013.

Beginning January 1, 2014, the Company no longer withholds common shares from employees to satisfy the minimum statutory income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans.  As a result, the number of shares withheld for the three and six months ended June 30, 2014 are zero compared to 83,000 and 200,000 for the same periods in 2013, respectively.

Note 7. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires, among other things, that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to trailing twelve-month earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not incur a cumulative net loss (defined as GAAP net loss before non-cash stock compensation expense and amortization of intangibles) of more than $5.0 million during any fiscal year.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%.  In June 2014, the term of the Loan Agreement was extended through September 30, 2014.  All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to September 30, 2014.

On October 31, 2013, we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement.  Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, was changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter.  In addition, the financial covenant that requires that we shall not allow a year-to-date net loss in excess of $5.0 million during any fiscal year was changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.

As of June 30, 2014, we were in compliance with all the covenants of the Loan Agreement (as amended by the Modification Agreement).  We had letters of credit outstanding against the line of credit in the amount of $1.6 million as of June 30, 2014, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.4 million.  To date, we have not borrowed under the Loan Agreement.

Note 8. Employee Benefit Plans

At June 30, 2014, approximately 1,279,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,169,000	$9.34	3.5	$4,432,000
Exercised	(185,000)	$4.91
Forfeited or expired	(93,000)	$11.73
Outstanding, June 30, 2014	1,891,000	$9.65	3.2	$2,816,000

Exercisable, June 30, 2014	1,392,000	$8.52	3.1	$2,816,000

We define in-the-money options at June 30, 2014 as options that had exercise prices that were lower than the $9.12 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at June 30, 2014 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 665,000 shares that were in-the-money at that date, all of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2013	2,653,000	$9.17
Granted	716,000	9.38
Vested	(661,000)	8.62
Forfeited	(368,000)	9.21
Outstanding, June 30, 2014	2,340,000	$9.38

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2014 was $5,701,000.

Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (ASC 718).  We use the Black-Scholes option pricing model to determine the fair value of stock options on the grant date.  We determine the fair value of our restricted stock grants as the market value on the date of grant.  We recognize the cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period.  We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We recognize share-based compensation on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock option awards	$3	$39	$21	$90
Restricted stock awards	1,848	1,854	3,560	3,545
Share-based compensation expense	$1,851	$1,893	$3,581	$3,635

As of June 30, 2014, all share-based compensation cost related to stock options had been recognized.  Approximately $19.1 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.8 years.  We expect to record approximately $4.1 million in share-based compensation for the remainder of fiscal year 2014 related to stock options and restricted stock awards outstanding at June 30, 2014.

Note 9. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of June 30, 2014, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions.  We periodically perform a review of our uncertain tax positions.  An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At June 30, 2014, our liability for uncertain tax positions was $0.7 million.  We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months.  Due to the net operating loss carryforwards, the Company’s U.S. federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

We recorded an income tax provision for the three and six months ended June 30, 2014 of $82,000 and $160,000 as compared to $51,000 and $116,000 for the same period in 2013.  Our income tax provision for the six months ended June 30, 2014 and 2013 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Note 10. Fair Value Measurements

In accordance with Fair Value Measurements and Disclosures (ASC 820), we measure our financial assets and liabilities at fair value on a recurring basis.  ASC 820 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data.  Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	8,274	8,274	—	—
Total assets	$10,280	$10,280	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,005	$2,005	$—	$—
Money market accounts	$269	269	$—	$—
Total assets	$2,274	$2,274	$—	$—

Sale of Domain Name

On May 1, 2014, we entered into an agreement with one of our vendors, acquiring the rights to distribute certain of their software products, which are to be combined with certain of our own products, in exchange for a domain name owned by the Company.  The term of the agreement extends through December 31, 2018, and includes a one-year renewal option for the larger of 1% of the maintenance revenue of certain of the Company’s products, or $450,000.

Market data to determine the fair value of the intangible asset exchanged was not readily available and therefore we used the more clearly evident fair value of the acquired distribution rights to determine the fair value of the agreement.

To estimate the fair value of the distribution rights, we developed our own assumptions related to its future financial performance and projected maintenance revenue of certain of its products.  We developed various scenarios (base case, downside case, and upside case) and evaluated each case according to the probability of occurrence.  Expected cash flows were determined using the probability weighted average of possible outcomes we expect to occur.  The fair value of the acquired distribution rights acquired was determined to be $0.6 million and was based on the present value of these projected scenarios.

As the domain name had zero book value as of the date of sale, we recorded a gain on the sale of $0.6 million.  The acquired distribution right has been recorded in other assets on the accompanying condensed consolidated balance sheet.  Given the significant unobservable inputs to the calculation, the other asset recognized for the distribution rights falls within Level 3 of the ASC 820 hierarchy, as defined above.  The other asset will be expensed to cost of goods sold ratably over the term of the agreement.

CaseCentral Contingent Consideration

The Company has obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS and EnCase® eDiscovery revenue thresholds are achieved during the 12-month period starting April 1, 2014.  The Company also had contingent consideration obligations to the former CaseCentral shareholders with respect to the two 12-month periods that ended on March 31, 2013 and 2014, but the revenue thresholds for those periods were not met and consequently no contingent consideration was due.  The fair value of this contingent consideration is determined using a present value calculation.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There are no market data available to use in valuing the contingent consideration; therefore, we developed our own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration would be classified within Level 3, as described above.

In connection with estimating the fair value of the contingent consideration, we developed various scenarios (base case, downside case, and upside case) and weighted each case according to the probability of occurrence.  The probabilities ranged from 20 percent to 50 percent, with the most significant weighting given to the base case at 50 percent.  These scenarios were developed based on the expected financial performance of CaseCentral, with SaaS revenue growth rates being a primary input in the calculation.  An increase or decrease in the probability of achievement of any of the scenarios could result in a significant increase or decrease to the estimated fair value.

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

The significant assumptions noted in the items above that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

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

Data Center Lease

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The terms extend through June 30, 2018.  The Colocation Lease will serve as the new data center, replacing our former San Francisco location obtained in the Case Central acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

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

On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.  Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 2013, the Company filed its Answer and Counterclaim.  MyKey filed a petition to consolidate a number of related cases, including the case against the Company in the Central District of California, into a Multi-District Litigation (“MDL”) proceeding.  On August 16, 2013, the MDL panel approved the petition and assigned the MDL consolidated cases to the judge who is also presiding over the individual case against the Company.  The MDL case will dispose of certain issues common to the consolidated cases, such as the validity of patents being asserted against the joint defendants.  On May 23, 2014, the parties completed a Markman hearing related to claim construction of the patents at issue.

On March 26, 2014, MyKey also filed a complaint against the United States of America alleging that the United States has infringed U.S. Patents No. 6,813,682, 7,159,086 and 7,228,379 by or through its acceptance, receipt and/or use of write blocker products, data duplication products and data removal products.  The complaint alleges that such products were supplied to the government by the Company and certain of its co-defendants in the MDL proceeding.  No damages amount is stated in the complaint.  The government could assert a claim for indemnification against the Company but has not done so yet.  Although a financial loss is reasonably possible, the Company is unable to estimate the range of potential loss at this time.

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

	Three Months Ended June 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$8,888	$1,845	$4,290	$2,331	$9,826	$27,180
Cost of revenues	1,888	1,319	3,742	1,445	565	8,959
Segment profit	$7,000	$526	$548	$886	$9,261	18,221
Total operating expenses						21,711
Operating loss						$(3,490)

	Three Months Ended June 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,695	$2,909	$5,169	$2,039	$9,494	$27,306
Cost of revenues	1,733	1,054	4,823	1,618	527	9,755
Segment profit	$5,962	$1,855	$346	$421	$8,967	17,551
Total operating expenses						24,143
Operating loss						$(6,592)

	Six Months Ended June 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,749	$4,222	$8,941	$4,261	$19,388	$52,561
Cost of revenues	3,638	2,452	7,463	3,019	1,078	17,650
Segment profit	$12,111	$1,770	$1,478	$1,242	$18,310	34,911
Total operating expenses						44,484
Operating loss						$(9,573)

	Six Months Ended June 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,225	$5,491	$10,552	$4,205	$18,777	$54,250
Cost of revenues	3,501	2,180	9,223	3,298	1,008	19,210
Segment profit	$11,724	$3,311	$1,329	$907	$17,769	35,040
Total operating expenses						48,106
Operating loss						$(13,066)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
United States	$21,326	$21,668	$40,997	$42,890
Europe	3,198	3,182	6,761	6,597
Asia	1,562	1,115	2,550	2,215
Other	1,094	1,341	2,253	2,548
	$27,180	$27,306	$52,561	$54,250

Note 13. Subsequent Events

On July 3, 2014, we entered into an Office Lease Agreement (the “Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building will be the new location for our San Francisco office.  The Lease is anticipated to commence on January 1, 2015 and expires January 2020.  The total annual rent under the Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year of the Lease.

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

                                                In May 2014, the FASB and IASB jointly issued ASU No. 2014-09 Revenue from Contracts from Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2014 and 2013, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June,
	2014	2013	2014	2013
Revenues:
Product revenues	32.7%	28.2%	30.0%	28.1%
Subscription revenues	6.8	10.6	8.0	10.1
Services and maintenance revenues	60.5	61.2	62.0	61.8
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	6.9	6.3	6.9	6.5
Cost of subscription revenues	4.9	3.9	4.7	4.0
Cost of services and maintenance revenues	21.2	25.5	22.0	24.9
Total cost of revenues	33.0	35.7	33.6	35.4
Gross profit	67.0	64.3	66.4	64.6

Operating expenses:
Selling and marketing	35.8	38.1	37.7	36.6
Research and development	22.6	26.1	24.0	27.0
General and administrative	14.5	16.9	15.6	18.2
Depreciation and amortization	6.9	7.3	7.3	6.8
Total operating expenses	79.8	88.4	84.6	88.6
Operating loss	(12.8)	(24.1)	(18.2)	(24.0)

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Gain on barter transaction	2.3	—	1.2	—
Other income, net	—	—	—	—
Total other income and expense	2.3	—	1.2	—
Loss before income taxes	(10.5)	(24.1)	(17.0)	(24.0)
Income tax provision	0.3	0.2	0.3	0.2
Net loss	(10.8)%	(24.3)%	(17.3)%	(24.2)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Non-cash Share Based Compensation Data (1):
Cost of product revenues	$33	$33	$72	$65
Cost of subscription revenues	25	46	77	90
Cost of services and maintenance revenues	366	349	683	671
Selling and marketing	519	537	912	979
Research and development	418	474	880	935
General and administrative	490	457	957	895
Total non-cash share based compensation	$1,851	$1,896	$3,581	$3,635

(1)                  Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2014 and 2013 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 8 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	Change %	2013	2014	Change %	2013
Product revenues	$8,888	16%	$7,695	$15,749	3%	$15,225
Subscription revenues	1,845	(37)%	2,909	4,222	(23)%	5,491

Services and maintenance revenues:
Professional services	4,290	(17)%	5,169	8,941	(15)%	10,552
Training	2,331	14%	2,039	4,261	1%	4,205
Maintenance	9,826	3%	9,494	19,388	3%	18,777
Total services and maintenance revenues	16,447	(2)%	16,702	32,590	(3)%	33,534
Total revenues	$27,180	(1)%	$27,306	$52,561	(3)%	$54,250

Product Revenues

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

Product revenues increased by $1.2 million, or 16%, from $7.7 million to $8.9 million and increased by $0.5 million, or 3%, from $15.2 million to $15.8 million for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.  The increase in product revenues for the three and six months ended June 30, 2014 as compared to the same period in 2013, was primarily due to an increase in Enterprise revenues as a result of our new pricing strategy resulting in a higher number of new Enterprise customer deals.

During the three months ended June 30, 2014, we added 141 new EnCase® Enterprise customers, as compared to 78 for the comparable period in the prior year.  During the six months ended June 30, 2014, we added 302 new EnCase® Enterprise customers, as compared to 143 for the comparable period in the prior year.  During the three months ended June 30, 2014, 56% of Enterprise product revenues were the result of sales to existing customers, compared to 49% in the comparable period in the prior year.  During the six months ended June 30, 2014, 51% of Enterprise product revenues were the result of sales to existing customers, compared to 54% in the comparable period in the prior year.

Subscription Revenues

Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  We generate subscription revenue principally from two types of customers: corporate or large enterprise customers who typically use our cloud-based software to host multiple legal cases on an ongoing basis, and law firm customers, who typically use our cloud-based software to host single cases.  In general, we recognize revenues for subscriptions on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

Subscription revenues decreased $1.1 million, or 37%, from $2.9 million to $1.8 million and decreased $1.3 million, or 23%, from $5.5 million to $4.2 million for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.  The decrease is due to reductions in single-case law firm engagements.  We expect the single-case law firm engagements to continue to decline, while we focus on growing the corporate enterprise engagements.

Services and Maintenance Revenues

Services and maintenance revenues decreased by $0.3 million, or 2%, from $16.7 million to $16.4 million and decreased by $0.9 million, or 3%, from $33.5 million to $32.6 million for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.

The decrease in service and maintenance revenues for the three months ended June 30, 2014, was due to a decrease in professional services revenue of $0.9 million, or 17%, from $5.2 million to $4.3 million as compared to the same period in 2013, partially offset by an increase in maintenance revenues of $0.3 million, or 3%, from $9.5 million to $9.8 million as compared with the same period in 2013 and an increase in training revenues of $0.3 million, or 14%, from $2.0 million to $2.3 million as compared with the same period in 2013.

The decrease in services and maintenance revenues for the six months ended June 30, 2014, was due to a decrease in professional services revenue of $1.6 million, or 15%, from $10.6 million to $8.9 million as compared to the same period in 2013, partially offset by an increase in maintenance revenues of $0.6 million, or 3%, from $18.8 million to $19.4 million as compared with the same period in 2013 and an increase in training revenues of $0.1 million, or 1%, from $4.2 million to $4.3 million as compared with the same period in 2013.

The decrease in our professional services revenue is primarily a result of the decrease in case work and incident response work and professional services for our cloud-based subscriptions due to lower cyclical demand for services from certain of our large enterprise hosting customers.  The increase in maintenance revenues was primarily a result of sustained increases in our installed product base and customers desiring continuing maintenance support on our products.  Our installed product base increased primarily through the addition of 302 new Encase Enterprise customers and sales of 67 new EnCase eDiscovery, 63 new EnCase Cybersecurity, and 45 new EnCase Analytics modules to EnCase Enterprise customers.  The increase in training revenues is related to an increase in passports and training classes sold to new Enterprise customers obtained in both the first and second quarters of 2014, as compared to the same period in 2013.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	Change %	2013	2014	Change %	2013
Cost of product revenues	$1,888	9%	$1,733	$3,638	4%	$3,501
Cost of subscription revenues	1,319	25%	1,054	2,452	12%	2,180

Cost of services and maintenance revenues:
Professional services revenues	3,742	(22)%	4,823	7,463	(19)%	9,223
Training	1,445	(11)%	1,618	3,019	(8)%	3,298
Maintenance revenues	565	7%	527	1,078	7%	1,008
Total cost of services and maintenance revenues	5,752	(17)%	6,968	11,560	(15)%	13,529
Total cost of revenues	$8,959	(8)%	$9,755	$17,650	(8)%	$19,210

Share-based compensation included above:
Cost of product revenues	$33		$33	$72		$65
Cost of subscription revenues	$25		$46	$77		$90
Cost of services and maintenance revenues	$366		$349	$683		$671

Gross Margin Percentage
Products	78.8%		77.5%	76.9%		77.0%
Subscriptions	28.5%		63.7%	41.9%		60.3%
Services and maintenance	65.0%		58.3%	64.5%		59.7%
Total	67.0%		64.3%	66.4%		64.6%

Cost of Product Revenues

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

Cost of product revenues increased $0.2 million, or 9%, from $1.7 million to $1.9 million, and $0.1 million, or 4%, from $3.5 million to $3.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.  The increase was primarily due to a $0.2 million increase in certain hardware costs, offset by a $0.1 million reduction in various costs of goods sold.

Cost of Subscription Revenues

The cost of subscription revenues consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenues increased $0.3 million, or 25%, from $1.1 million to $1.3 million and $0.3 million, or 12%, from $2.2 million to $2.5 million, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.  The increase for the three and six months ended June 30, 2014 was primarily due to allocation of our costs related to subscription revenues.  Due to the realignment of our headcount in certain areas, a larger portion of expenses are being allocated to cost of subscription revenues in the current year compared to the prior year.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs.  The cost of maintenance revenues is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenues decreased $1.2 million, or 17%, from $7.0 million to $5.8 million and decreased $2.0 million, or 15%, from $13.5 million to $11.6 million, for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.

The decrease in cost of services and maintenance revenues for the three months ended June 30, 2014 was due to a decrease in the cost of professional services revenue of $1.1 million, or 22%, from $4.8 million to $3.7 million and a decrease in the cost of training revenue of $0.2 million, or 11%, from $1.6 million to $1.4 million, offset by an increase in the cost of maintenance revenues of $38,000, or 7%, from $527,000 to $565,000, for the same period in 2013.

The decrease in cost of services and maintenance revenues for the six months ended June 30, 2014 was due to a decrease in the cost of professional services revenue of $1.8 million, or 19%, from $9.2 million to $7.5 million and a decrease in the cost of training revenue of $0.3 million, or 8%, from $3.3 million to $3.0 million, offset by an increase in the cost of maintenance revenues of $70,000, or 7%, from $1.0 million to $1.1 million, for the same period in 2013.

The decrease in the cost of professional services revenue and cost of training revenue were primarily due to a decrease in compensation and related expenses due to a reduction in headcount in these two areas.  The increase in the cost of maintenance revenues was primarily related to the increase in the number of customers and maintenance contracts.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	Change %	2013	2014	Change %	2013
Selling and marketing expenses	$9,732	(7)%	$10,412	$19,797	(1)%	$19,865
Research and development expenses	$6,154	(14)%	$7,123	$12,626	(14)%	$14,667
General and administrative expenses	$3,958	(14)%	$4,614	$8,220	(17)%	$9,884
Depreciation and amortization expenses	$1,867	(6)%	$1,994	$3,841	4%	$3,690

Share-based compensation included above:
Selling and marketing expenses	$519		$537	$912		$979
Research and development expenses	$418		$474	$880		$935
General and administrative expenses	$490		$457	$957		$895

As a percentage of revenues:
Selling and marketing expenses	35.8%		38.1%	37.7%		36.6%
Research and development expenses	22.6%		26.1%	24.0%		27.0%
General and administrative expenses	14.6%		16.9%	15.6%		18.2%
Depreciation and amortization expenses	6.9%		7.3%	7.3%		6.8%

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

Selling and marketing expenses decreased $0.7 million, or 7%, from $10.4 million to $9.7 million for the three months ended June 30, 2014, as compared with the same period in 2013 and remained essentially flat at $19.8 million for the six months ended June 30, 2014, as compared with $19.9 million for the same period in 2013.

The decrease for the three months ended June 30, 2014 was primarily due to a $1.9 million decrease in compensation and other employee-related costs due to lower headcount as compared to the same period in prior year, offset by a $1.2 million increase in sales commissions due to new compensation plans with quarterly targets and accelerators introduced at the beginning of the year, as compared to annual-based compensation plans in place in the same period in prior year.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.  Research and development expenses decreased $1.0 million, or 14%, from $7.1 million to $6.2 million, and $2.0 million, or 14%, from $14.7 million to $12.6 million for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.  The decrease was primarily due to a decrease in compensation costs and other employee-related expenses primarily due to headcount reductions, partially offset by increased severance expense associated with the headcount reductions.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $0.7 million, or 14%, from $4.6 million to $3.9 million, and $1.7 million, or 17%, from $9.9 million to $8.2 million for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.  The decrease in general and administrative expenses for the three and six months ended June 30, 2014, was primarily attributable to a decrease in compensation costs and other employee-related expenses associated with a lower headcount.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.1 million, or 6%, from $2.0 million to $1.9 million, and increased $0.2 million, or 4%, from $3.7 million to $3.8 million for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013.

The decrease for the three months ended was primarily due to the review of the viability of certain acquired technology in the first quarter of 2014, resulting in the acceleration of the amortized life of some of our acquired technology, partially offset by an increase in depreciation expense related to our relocation to new headquarters in June 2013.

The increase in depreciation and amortization expenses for the six months ended June 30, 2014 was primarily due to amortization of intangible assets and depreciation expense related to our relocation to new headquarters in June 2013, partially offset by a decrease in amortization related to the review of the viability of certain acquired technology in the first quarter of 2014, resulting in the acceleration of the amortized life of some of our acquired technology.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three and six months ended June 30, 2014, we recorded a gain on barter transaction of $0.6 million, related to the sale of a domain name.  There was no gain on barter transaction for the same periods in 2013.  For the three months ended June 30, 2014, we recorded income of $7,000 as compared with $3,000 for the same period in 2013.  For the six months ended June 30, 2014, we recorded income of $24,000 as compared with $9,000 for the same period in 2013.

Income Tax Provision

We recorded an income tax provision for the three and six months ended June 30, 2014 of $82,000 and $160,000, respectively, as compared to $51,000 and $116,000, respectively for the same periods in 2013.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and six months ended June 30, 2014 and 2013 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of June 30, 2014, we had $18.8 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $0.6 million for the six months ended June 30, 2014 as compared to $1.3 million for the same period in 2013.  The decrease in cash used in operating activities was primarily a result of the net loss of $9.1 million for the six months ended June 30, 2014 compared to the net loss of $13.2 million for the same period in 2013, a decrease in deferred revenues of $0.8 million in 2014 compared to a decrease of $4.2 million for the same period in 2013, a decrease of $0.2 million in accounts payable during 2014 compared to an increase of $1.5 million for the same period in 2013, a decrease of $0.5 million in accrued liabilities compared to an increase of $1.7 million for the same period in 2013, offset by an increase in cash provided by trade receivables of $4.5 million in 2014 compared to an increase of $6.3 million for the same period in 2013.

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2014, as compared to $7.2 million for the same period in 2013.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to the build out of our new headquarters building during the six months ended June 30, 2013, that did not occur during the same period in 2014.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2014, as compared to net cash used in financing activities of $1.1 million for the same period in 2013.  The change in financing activities was primarily due to no cash being withheld from employees to satisfy their personal income tax withholding requirement upon the vesting of share awards issued under our equity compensation plans for the six months ended June 30, 2014, compared to $2.1 million that was withheld from employees for the same period in 2013, an increase of $0.9 million in proceeds from the exercise of stock options compared to an increase of $1.4 million for the same period in 2013, and a decrease of $124,000 in principal payments made on capital leases and other obligations, as compared to a decrease of $458,000 in principal payments in the same period in 2013.

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  The Loan Agreement created a line of credit to provide for one or more revolving loans, non-revolving loans or term loans and up to $3.0 million in standby letters of credit (the “Loans”).  The maximum principal amount of Loans that may be outstanding at any given time under the Loan Agreement, including standby letters of credit, is $7.0 million.  Any borrowings under the Loan Agreement would be collateralized by substantially all our assets.  The Loan Agreement requires, among other things, that we remain in compliance with certain financial covenants, including that we maintain unrestricted cash and marketable securities of not less than $12.5 million, that we maintain a ratio of total funded indebtedness to trailing twelve-month earnings before interest, taxes, depreciation, amortization and stock compensation expense (“EBITDA”) of not greater than 2.25 to 1, that we maintain a ratio of cash flow to current portion of long-term debt of not less than 1.25 to 1, and that we shall not incur a cumulative net loss (defined as GAAP net loss before non-cash stock compensation expense and amortization of intangibles) of more than $5.0 million during any fiscal year.  Borrowings under the Loan Agreement bear interest at one of the following rates (as selected by us): a rate equal to the bank’s alternate base rate plus 1.00% or LIBOR plus 2.25%.  In June 2014, the term of the Loan Agreement was extended through September 30, 2014.  All principal, interest and other amounts owing under the Loan Agreement will be due and payable in full on or prior to September 30, 2014.

On October 31, 2013 we also entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement.  Under the Modification Agreement the financial covenant that requires that we maintain unrestricted cash and marketable securities of not less than $12.5 million, as measured at each fiscal quarter end, was changed to $15.0 million for the period commencing July 1, 2013 through June 30, 2014, and $12.5 million at each fiscal quarter end thereafter.  In addition, the financial covenant that requires that we shall not allow a year-to-date net loss in excess of $5.0 million during any fiscal year was changed to $11.8 million at September 30, 2013, $13.2 million at December 31, 2013 and $5.0 million thereafter.

As of June 30, 2014, we were in compliance with all the covenants of the Loan Agreement (as amended by the Modification Agreement).  We had letters of credit outstanding against the line of credit in the amount of $1.6 million as of June 30, 2014, and as of that date there were no other borrowing outstanding, resulting in available borrowing under the Loan Agreement of $5.4 million.  To date, we have not borrowed under the Loan Agreement.

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

At June 30, 2014, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2013 was approximately $33.5 million, of which $3.6 million is due during 2014.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services.  To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all.  Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At June 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at June 30, 2014, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 20, 2013, the U.S. District Court of Delaware lifted the stay of the proceedings in the MyKey matter.  Effective April 8, 2013, the parties stipulated to a transfer of the matter to the U.S. District Court for the Central District of California.  On April 16, 2013, the Company filed its Answer and Counterclaim.  MyKey filed a petition to consolidate a number of related cases, including the case against the Company in the Central District of California, into a Multi-District Litigation (“MDL”) proceeding.  On August 16, 2013, the MDL panel approved the petition and assigned the MDL consolidated cases to the judge who is also presiding over the individual case against the Company.  The MDL case will dispose of certain issues common to the consolidated cases, such as the validity of patents being asserted against the joint defendants.  On May 23, 2014, the parties completed a Markman hearing related to claim construction of the patents at issue.

On March 26, 2014, MyKey also filed a complaint against the United States of America by alleging that the United States has infringed U.S. Patents No. 6,813,682, 7,159,086 and 7,228,379 by or through its acceptance, receipt and/or use of write blocker products, data duplication products and data removal products.  The complaint alleges that such products were supplied to the government by Guidance and certain of its co-defendants in the MDL proceeding.  No damages amount is stated in the complaint.  The government could assert a claim for indemnification against Guidance but has not done so yet.  Although a financial loss is reasonably possible, the Company is unable to estimate the range of potential loss at this time.

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

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.                                   Exhibits

Exhibit Number	Description of Documents
10.30	Colocation License Agreement for Arizona Datacenter
10.31	Lease Agreement for San Francisco Office Building
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 8, 2014