Form 10-Q
period 2014-09-30
Guidance Software, Inc.
filed 2014-11-12
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of November 10, 2014, there were approximately 29,474,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,612	$19,919
Restricted cash	415	—
Trade receivables, net of allowance for doubtful accounts of $719 and $815, respectively	23,551	19,027
Inventory	2,498	1,928
Prepaid expenses and other current assets	5,301	4,148
Total current assets	47,377	45,022

Long-term assets:
Property and equipment, net	15,448	18,464
Intangible assets, net	8,287	9,953
Goodwill	14,632	14,632
Other assets	1,182	1,160
Total long-term assets	39,549	44,209

Total assets	$86,926	$89,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,350	$5,517
Accrued liabilities	10,071	10,148
Capital lease obligations	76	182
Deferred revenues	39,087	37,316
Total current liabilities	54,584	53,163

Long-term liabilities:
Rent incentives	7,297	7,058
Other long-term liabilities	152	158
Deferred revenues	5,511	4,347
Deferred tax liabilities	533	465
Total long-term liabilities	13,493	12,028

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,038,000 and 30,539,000 shares issued, respectively; and 29,259,000 and 28,760,000 shares outstanding, respectively	25	25
Additional paid-in capital	108,866	102,392
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(78,563)	(66,898)
Total stockholders’ equity	18,849	24,040

Total liabilities and stockholders’ equity	$86,926	$89,231

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenue	$9,458	$9,728	$25,207	$24,953
Subscription revenue	1,677	2,711	5,899	8,202
Services and maintenance revenues	16,712	15,875	49,302	49,409
Total revenues	27,847	28,314	80,408	82,564

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	2,497	2,164	6,135	5,665
Cost of subscription revenue	1,128	1,109	3,580	3,289
Cost of services and maintenance revenues	5,634	6,432	17,194	19,961
Total cost of revenues (excluding amortization and depreciation, shown below)	9,259	9,705	26,909	28,915

Operating expenses:
Selling and marketing	9,898	10,494	29,695	30,359
Research and development	5,289	6,771	17,915	21,438
General and administrative	4,134	4,271	12,354	14,155
Depreciation and amortization	1,811	1,983	5,652	5,673
Total operating expenses	21,132	23,519	65,616	71,625
Operating loss	(2,544)	(4,910)	(12,117)	(17,976)
Other income and expense:
Interest income	5	4	10	20
Interest expense	(2)	(5)	(8)	(24)
Gain on sale of domain name (Note 10)	—	—	630	—
Other income, net	6	10	31	22
Total other income and expense	9	9	663	18
Loss before income taxes	(2,535)	(4,901)	(11,454)	(17,958)
Income tax provision	51	67	211	183
Net loss	$(2,586)	$(4,968)	$(11,665)	$(18,141)

Net loss per share:
Basic	$(0.10)	$(0.19)	$(0.44)	$(0.71)
Diluted	$(0.10)	$(0.19)	$(0.44)	$(0.71)

Weighted average number of shares used in per share calculation:
Basic	26,977	25,914	26,703	25,713
Diluted	26,977	25,914	26,703	25,713

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net loss	$(11,665)	$(18,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,652	5,673
Provision for doubtful accounts	—	350
Share-based compensation	5,406	5,654
Gain on sale of domain name	(630)	—
Deferred taxes	69	69
Loss on disposal of assets	84	107
Changes in operating assets and liabilities:
Restricted cash	(415)	—
Trade receivables	(4,524)	1,401
Inventory	(570)	208
Prepaid expenses and other assets	(545)	217
Accounts payable	354	2,680
Accrued liabilities	162	2,620
Deferred revenues	2,936	(2,990)
Net cash used in operating activities	(3,686)	(2,152)

Investing Activities:
Purchase of property and equipment	(1,522)	(11,921)
Net cash used in investing activities	(1,522)	(11,921)

Financing Activities:
Proceeds from the exercise of stock options	1,067	1,456
Common stock repurchased or withheld	—	(2,161)
Principal payments on capital lease obligations and other obligations	(166)	(1,025)
Net cash provided by (used in) financing activities	901	(1,730)
Net decrease in cash and cash equivalents	(4,307)	(15,803)
Cash and cash equivalents, beginning of period	19,919	32,606
Cash and cash equivalents, end of period	$15,612	$16,803

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$161	$1,087

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006.  Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we,” “our,” or the “Company.”  Headquartered in Pasadena, California, Guidance is the leading global provider of digital investigative solutions.  Our EnCase® platform provides an investigative infrastructure that enables our customers to search, collect and analyze electronically stored information in order to address human resources matters, litigation matters, allegations of fraud, suspicious network endpoint activity and to defend and secure their organization’s data assets.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2014 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2014.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2014 and our results of operations for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the December 31, 2013 audited financial statements.  The operating results for the three and nine months period ended September 30, 2014 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Restricted Cash

At September 30, 2014, we had $0.4 million of restricted cash held as collateral on outstanding letters of credit.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At September 30, 2014, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $15.5 million as of September 30, 2014.  At September 30, 2014 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase® Enterprise and EnCase® Forensic software products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, EnCase® Cybersecurity, and eDiscovery products.  Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  Revenue associated with cloud-based document review and production software-as-a-service which is referred to as subscription revenue.  Revenues are also generated from training courses, implementation services and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016.  We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.

Realignment Expense

As a result of reducing headcount during the nine months ended September 30, 2014, we incurred approximately $1.6  million in severance and related expenses in cost of services and maintenance revenues, selling and marketing, research and development and general administrative expenses.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic loss per common share:
Numerator:
Net loss	$(2,586)	$(4,968)	$(11,665)	$(18,141)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(2,586)	$(4,968)	$(11,665)	$(18,141)
Denominator:
Basic weighted average shares outstanding	26,977	25,914	26,703	25,713
Net loss per basic common share	$(0.10)	$(0.19)	$(0.44)	$(0.71)

Diluted loss per common share:
Numerator:
Net loss	$(2,586)	$(4,968)	$(11,665)	$(18,141)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(2,586)	$(4,968)	$(11,665)	$(18,141)
Denominator:
Basic weighted average shares outstanding	26,977	25,914	26,703	25,713
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	26,977	25,914	26,703	25,713
Net loss per diluted common share	$(0.10)	$(0.19)	$(0.44)	$(0.71)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,739,000 and 1,977,000 shares for the three and nine months ended September 30, 2014, respectively, and 2,335,000 and 2,226,000 shares for the three and nine months ended September 30, 2013, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Inventory:
Components	$1,486	$777
Finished goods	1,012	1,151
Total inventory	$2,498	$1,928

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there has been no impairment charges related to such assets through September 30, 2014.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.5 million and $1.7 million, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2014, and 2013, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(2,234)	$3,566	$5,800	$(1,648)	$4,152
Existing and developed technology	2,300	(2,248)	52	2,300	(2,042)	258
Customer relationships	6,475	(2,950)	3,525	6,475	(2,315)	4,160
Trade names	2,100	(1,052)	1,048	2,100	(843)	1,257
Covenant not-to-compete	200	(104)	96	200	(74)	126
Total	$16,875	$(8,588)	$8,287	$16,875	$(6,922)	$9,953

The following table summarizes the estimated remaining amortization expense through 2018 and thereafter (in thousands):

Year ending	Amortization Expense
2014	$521
2015	1,652
2016	1,499
2017	1,399
2018	1,392
Thereafter	1,824
Total amortization expense	$8,287

Note 6. Share Repurchase Program

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.  As of September 30, 2014, we had approximately $3.6 million remaining under this authorization.  The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise.  The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time.  The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations.  Purchases are made in the open market, through block trades and other negotiated transactions.  Repurchased shares are held in Treasury Stock and have not been retired.  The Company did not repurchase any shares during the three and nine months ended September 30, 2014, or 2013.

Beginning January 1, 2014, the Company no longer withholds common shares from employees to satisfy the minimum statutory income tax withholding requirements upon the vesting of restricted stock awards issued under our equity compensation plans.  As a result, the number of shares withheld for the three and nine months ended September 30, 2014 are zero compared to 9,000 and 209,000 for the same periods in 2013, respectively.

Note 7. Debt Obligations

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  On October 31, 2013, we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement.  On September 30, 2014, the Loan Agreement expired.  To secure our remaining letters of credit outstanding, we established a cash collateral account with the bank in the amount of $0.4 million.

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with another bank.  The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million.  Any borrowings under the Revolver would be collateralized by substantially all of our assets, as well as pledges of capital stock.  The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, we maintain an Adjusted Quick Ratio of at least 1.15 to 1.0.  If the Adjusted Quick Ratio falls below 1.5 to 1.0, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.  The Adjusted Quick Ratio is calculated by dividing Quick Assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue).  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the Prime Rate depending on the Company’s Adjusted Quick Ratio.  We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver. All principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

As of September 30, 2014, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.7 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 8. Employee Benefit Plans

At September 30, 2014, approximately 1,354,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,169,000	$9.34	3.5	$4,432,000
Exercised	(220,000)	$4.85
Forfeited or expired	(98,000)	$11.79
Outstanding, September 30, 2014	1,851,000	$9.74	3.0	$1,155,000

Exercisable, September 30, 2014	1,351,000	$8.61	2.9	$1,155,000

We define in-the-money options at September 30, 2014 as options that had exercise prices that were lower than the $6.73 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at September 30, 2014 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 624,000 shares that were in-the-money at that date, all of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2013	2,653,000	$9.17
Granted	763,000	9.28
Vested	(680,000)	8.62
Forfeited	(484,000)	9.41
Outstanding, September 30, 2014	2,252,000	$9.32

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2014 was $5,858,000.

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock option awards	$—	$32	$21	$123
Restricted stock awards	1,825	1,987	5,385	5,531
Share-based compensation expense	$1,825	$2,019	$5,406	$5,654

As of September 30, 2014, all share-based compensation cost related to stock options had been recognized.  Approximately $16.4 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.7 years.  We expect to record approximately $2.0 million in share-based compensation for the remainder of fiscal year 2014 related to restricted stock awards outstanding at September 30, 2014.

Note 9. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of September 30, 2014, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions.  We periodically perform a review of our uncertain tax positions.  An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At September 30, 2014, our liability for uncertain tax positions was $0.7 million.  We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months.  Due to the net operating loss carryforwards, the Company’s U.S. federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

We recorded an income tax provision for the three and nine months ended September 30, 2014 of $51,000 and $211,000 as compared to $67,000 and $183,000 for the same period in 2013.  Our income tax provision for the nine months ended September 30, 2014 and 2013 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	6,278	6,278	—	—
Total assets	$8,284	$8,284	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,005	$2,005	$—	$—
Money market accounts	269	269	—	—
Total assets	$2,274	$2,274	$—	$—

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

Market data to determine the fair value of the domain name was not readily available and therefore we used the more clearly evident fair value of the acquired distribution rights to determine the fair value of the agreement.

To estimate the fair value of the distribution rights, we developed our own assumptions related to the domain name’s future financial performance and projected maintenance revenue of certain of its products.  We developed various scenarios (base case, downside case, and upside case) and evaluated each case according to the probability of occurrence.  Expected cash flows were determined using the probability weighted average of possible outcomes we expect to occur.  The fair value of the acquired distribution rights was determined to be $0.6 million and was based on the present value of these projected scenarios.

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

The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period.  We did not pay any contingent consideration with respect to the first two 12-month periods ending March 31, 2014 and 2013.  At March 31, 2014, the fair value of the contingent consideration for the remaining 12-month period, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be zero.

The significant assumptions noted in the items above that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

Note 11. Commitments and Contingencies

Office Lease

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building will be the new location for our San Francisco office.  The San Francisco Lease is anticipated to commence on January 1, 2015 and expires in January 2020.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.

Data Center Lease

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The Colocation Lease expires on June 30, 2018.  The Colocation Lease will serve as our new data center, replacing our former San Francisco location obtained in the Case Central acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product.

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

Note 12. Segment Information

In accordance with ASC 280, Segment Reporting, our segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker is our Chief Executive Officer.  We have five operating segments, as summarized below:

•                  Products segment—Includes EnCase® Enterprise, EnCase® Cybersecurity, EnCase® Analytics, EnCase® eDiscovery, EnCase® Forensic, EnCase® Portable, Premium License Support Program and hardware sales.

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

	Three Months Ended September 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,458	$1,677	$4,228	$2,266	$10,218	$27,847
Cost of revenues	2,497	1,128	3,713	1,381	540	9,259
Segment profit	$6,961	$549	$515	$885	$9,678	18,588
Total operating expenses						21,132
Operating loss						$(2,544)

	Three Months Ended September 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,728	$2,711	$4,198	$2,231	$9,446	$28,314
Cost of revenues	2,164	1,109	4,340	1,591	501	9,705
Segment profit (loss)	$7,564	$1,602	$(142)	$640	$8,945	18,609
Total operating expenses						23,519
Operating loss						$(4,910)

	Nine Months Ended September 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$25,207	$5,899	$13,169	$6,527	$29,606	$80,408
Cost of revenues	6,135	3,580	11,176	4,400	1,618	26,909
Segment profit	$19,072	$2,319	$1,993	$2,127	$27,988	53,499
Total operating expenses						65,616
Operating loss						$(12,117)

	Nine Months Ended September 30, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$24,953	$8,202	$14,750	$6,436	$28,223	$82,564
Cost of revenues	5,665	3,289	13,563	4,889	1,509	28,915
Segment profit	$19,288	$4,913	$1,187	$1,547	$26,714	53,649
Total operating expenses						71,625
Operating loss						$(17,976)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
United States	$21,589	$23,105	$62,586	$65,995
Europe	3,665	3,104	10,425	9,701
Asia	1,462	1,114	4,013	3,329
Other	1,131	991	3,384	3,539
	$27,847	$28,314	$80,408	$82,564

Note 13. Subsequent Event

On November 6, 2014, we announced the departure of President and Chief Executive Officer, Victor Limongelli, and his resignation from our Board of Directors, effective November 5, 2014.  Barry Plaga, our current Chief Financial Officer, will serve as Interim Chief Executive Officer. Mr. Plaga’s appointment is effective as of November 5, 2014 and he will serve as both Chief Financial Officer and Interim Chief Executive Officer until a permanent Chief Executive Officer is named.

In addition to severance benefits payable to Mr. Limongelli under the Amended and Restated Employment Agreement between Mr. Limongelli and the Company, dated February 23, 2011, as an additional severance benefit, the Board unanimously agreed to extend the post-employment exercisability period of 360,135 vested stock options held by Mr. Limongelli until the earlier of the expiration of the term of such options or May 5, 2015. The Board also unanimously agreed to accelerate the vesting of 84,894 shares of restricted stock previously granted to Mr. Limongelli that were otherwise scheduled to vest between January 25, 2015 and February 5, 2015. The Company expects to record a one-time charge in the fourth quarter of 2014 of approximately $1.0 million, or $0.04 per share, related to Mr. Limongelli’s separation compensation.

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

Overview

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”).  In September 2013, we introduced EnCase® Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase Cybersecurity and EnCase eDiscovery solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SaaS will comprise a substantial portion of our future revenues.

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

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016.  We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2014 and 2013, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenues	34.0%	34.4%	31.4%	30.2%
Subscription revenues	6.0	9.6	7.3	9.9
Services and maintenance revenues	60.0	56.0	61.3	59.9
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	9.0	7.6	7.6	6.9
Cost of subscription revenues	4.1	4.0	4.5	4.0
Cost of services and maintenance revenues	20.2	22.7	21.4	24.1
Total cost of revenues	33.3	34.3	33.5	35.0
Gross profit	66.7	65.7	66.5	65.0

Operating expenses:
Selling and marketing	35.5	37.1	36.9	36.8
Research and development	19.0	23.9	22.3	26.0
General and administrative	14.8	15.1	15.4	17.1
Depreciation and amortization	6.5	6.9	7.0	6.9
Total operating expenses	75.8	83.0	81.6	86.8
Operating loss	(9.1)	(17.3)	(15.1)	(21.8)

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Gain on sale of domain name	—	—	0.8	—
Other income, net	—	—	—	—
Total other income and expense	—	—	0.8	—
Loss before income taxes	(9.1)	(17.3)	(14.3)	(21.8)
Income tax provision	0.2	0.2	0.3	0.2
Net loss	(9.3)%	(17.5)%	(14.6)%	(22.0)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-cash Share-Based Compensation Data (1):
Cost of product revenues	$28	$35	$101	$100
Cost of subscription revenues	24	51	100	141
Cost of services and maintenance revenues	371	368	1,054	1,039
Selling and marketing	384	539	1,296	1,518
Research and development	495	544	1,376	1,479
General and administrative	523	482	1,479	1,377
Total non-cash share-based compensation	$1,825	$2,019	$5,406	$5,654

(1)                  Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2014 and 2013 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 8 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	Change %	2013	2014	Change %	2013
Product revenues	$9,458	(3)%	$9,728	$25,207	1%	$24,953
Subscription revenues	1,677	(38)%	2,711	5,899	(28)%	8,202

Services and maintenance revenues:
Professional services	4,228	1%	4,198	13,169	(11)%	14,750
Training	2,266	2%	2,231	6,527	1%	6,436
Maintenance	10,218	8%	9,446	29,606	5%	28,223
Total services and maintenance revenues	16,712	5%	15,875	49,302	(1)%	49,409
Total revenues	$27,847	(2)%	$28,314	$80,408	(3)%	$82,564

Product Revenues

We generate product revenue principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, Cybersecurity, Analytics and eDiscovery products. Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers.

Product revenues decreased by $0.2 million, or 3%, from $9.7 million to $9.5 million for the three months ended September 30, 2014, as compared to the same period in 2013, and increased by $0.2 million, or 1%, from $25.0 million to $25.2 million for the nine months ended September 30, 2014, as compared with the same period in 2013.  The decrease in product revenues for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to a decrease of approximately $0.7 million in spending by our government customers on enterprise products, partially offset by a $0.4 million increase in forensic product revenues, primarily as a result of certain new forensic hardware products released during the period.  The increase in revenues for the nine months ended September 30, 2014, as compared to the same period in 2013, is primarily a result of a $0.5 million increase in Enterprise revenues as a result of our new pricing strategy resulting in a higher number of new Enterprise customer deals, offset by a $0.2 million decrease in forensic products revenues.

During the three months ended September 30, 2014, we added 133 new EnCase® Enterprise customers, as compared to 51 for the comparable period in the prior year.  During the nine months ended September 30, 2014, we added 435 new EnCase® Enterprise customers, as compared to 194 for the comparable period in the prior year.  During the three months ended September 30, 2014, 70% of Enterprise product revenues were the result of sales to existing customers, compared to 79% in the comparable period in the prior year.  During the nine months ended September 30, 2014, 58% of Enterprise product revenues were the result of sales to existing customers, compared to 66% in the comparable period in the prior year.

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

Subscription revenues decreased $1.0 million, or 38%, from $2.7 million to $1.7 million and decreased $2.3 million, or 28%, from $8.2 million to $5.9 million for the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013.  These decreases are due to downward pricing pressure in the eDiscovery sector and lower usage of the service when customers move their cases from production to archive status.

Services and Maintenance Revenues

Services and maintenance revenues increased by $0.8 million, or 5%, from $15.9 million to $16.7 million for the three months ended September 30, 2014, as compared to the same period in 2013, and decreased by $0.1 million, or less than 1%, from $49.4 million to $49.3 million for the nine months ended September 30, 2014, respectively, as compared with the same periods in 2013.

The increase in services and maintenance revenues for the three months ended September 30, 2014, was due to an increase in maintenance revenues of $0.8 million, or 8%, from $9.4 million to $10.2 million as compared to the same period in 2013.  The increase in our maintenance revenues was primarily a result of sustained increases in our installed product base and customers desiring to continue maintenance support on our products.

The slight decrease in services and maintenance revenues for the nine months ended September 30, 2014, was primarily due to a decrease in professional services revenue of $1.6 million, or 11%, from $14.8 million to $13.2 million as compared to the same period in 2013, partially offset by an increase in maintenance revenues of $1.4 million, or 5%, from $28.2 million to $29.6 million as compared with the same period in 2013.  The decrease in professional services revenue was primarily a result of a decrease in case work and incident response work for our cloud-based subscriptions due to lower cyclical demand for services from certain of our large enterprise hosting customers.  The increase in maintenance revenues was primarily a result of sustained increases in our installed product base and customers desiring to continue maintenance support on our products.  Our installed product base increased primarily through the addition of 133 new Encase Enterprise customers and sales of 49 new EnCase Cybersecurity, 27 new EnCase Analytics, and 38 new EnCase eDiscovery modules to EnCase Enterprise customers.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	Change %	2013	2014	Change %	2013
Cost of product revenues	$2,497	15%	$2,164	$6,135	8%	$5,665
Cost of subscription revenues	1,128	2%	1,109	3,580	9%	3,289

Cost of services and maintenance revenues:
Professional services revenues	3,713	(14)%	4,340	11,176	(18)%	13,563
Training	1,381	(13)%	1,591	4,400	(10)%	4,889
Maintenance revenues	540	8%	501	1,618	7%	1,509
Total cost of services and maintenance revenues	5,634	(12)%	6,432	17,194	(14)%	19,961
Total cost of revenues	$9,259	(5)%	$9,705	$26,909	(7)%	$28,915

Share-based compensation included above:
Cost of product revenues	$28		$35	$101		$100
Cost of subscription revenues	$24		$51	$100		$141
Cost of services and maintenance revenues	$371		$368	$1,054		$1,039

Gross Margin Percentage
Products	73.6%		77.8%	75.7%		77.3%
Subscriptions	32.7%		59.1%	39.3%		59.9%
Services and maintenance	66.3%		59.5%	65.1%		59.6%
Total	66.8%		65.7%	66.5%		65.0%

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

Cost of product revenues increased $0.3 million, or 15%, from $2.2 million to $2.5 million, and increased $0.5 million, or 8%, from $5.7 million to $6.1 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.  The increases were primarily due to increases in certain hardware costs associated with higher sales of forensic hardware, offset by reductions in various costs of goods sold.

Cost of Subscription Revenues

The cost of subscription revenues consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenues was flat at $1.1 million and increased $0.3 million or 9% from $3.3 million to $3.6 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.  The increase for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to the allocation of our costs of subscription revenues.  Due to the realignment of our headcount, a larger portion of certain expenses are being allocated to cost of subscription revenues in the current year compared to the prior year.  The increase was partially offset by a reduction in employee-related costs due to the reduction in headcount.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs.  The cost of maintenance revenues is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenues decreased $0.8 million, or 12%, from $6.4 million to $5.6 million and decreased $2.8 million, or 14%, from $20.0 million to $17.2 million, for the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013.

The decrease in cost of services and maintenance revenues for the three months ended September 30, 2014, as compared with the same period in 2013, was due to a decrease in the cost of professional services revenue of $0.6 million, or 14%, from $4.3 million to $3.7 million and a decrease in the cost of training revenue of $0.2 million, or 13%, from $1.6 million to $1.4 million, offset by an increase in the cost of maintenance revenues of $39,000, or 8%, from $501,000 to $540,000.

The decrease in cost of services and maintenance revenues for the nine months ended September 30, 2014, as compared with the same period in 2013, was due to a decrease in the cost of professional services revenue of $2.4 million, or 18%, from $13.6 million to $11.2 million and a decrease in the cost of training revenue of $0.5 million, or 10%, from $4.9 million to $4.4 million, offset by an increase in the cost of maintenance revenues of $0.1 million, or 7%, from $1.5 million to $1.6 million.

The decrease in the cost of professional services revenue and cost of training revenue for the three and nine months ending September 30, 2014, as compared to the same periods in 2013, were primarily due to a decrease in compensation and related expenses due to a reduction in headcount in these two areas.  The increase in the cost of maintenance revenues for the three and nine months ending September 30, 2014, as compared to the same periods in 2013, was primarily related to an increase in the number of customers and maintenance contracts.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	Change %	2013	2014	Change %	2013
Selling and marketing expenses	$9,898	(6)%	$10,494	$29,695	(2)%	$30,359
Research and development expenses	$5,289	(22)%	$6,771	$17,915	(16)%	$21,438
General and administrative expenses	$4,134	(3)%	$4,271	$12,354	(13)%	$14,155
Depreciation and amortization expenses	$1,811	(9)%	$1,983	$5,652	(1)%	$5,673

Share-based compensation included above:
Selling and marketing expenses	$384		$539	$1,296		$1,518
Research and development expenses	$495		$544	$1,376		$1,479
General and administrative expenses	$523		$482	$1,479		$1,377

As a percentage of revenues:
Selling and marketing expenses	35.5%		37.1%	36.9%		36.8%
Research and development expenses	19.0%		23.9%	22.3%		26.0%
General and administrative expenses	14.8%		15.1%	15.4%		17.1%
Depreciation and amortization expenses	6.5%		6.9%	7.0%		6.9%

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

Selling and marketing expenses decreased $0.6 million, or 6%, from $10.5 million to $9.9 million for the three months ended September 30, 2014, as compared with the same period in 2013 and decreased $0.7 million, or 2%, from $30.4 million to $29.7 million for the nine months ended September 30, 2014, as compared with the same period in 2013.

The decrease for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to a $1.6 million decrease in compensation and other employee-related costs due to lower headcount, offset by a $1.0 million increase in sales commissions due to new sales compensation plans with quarterly targets and accelerators introduced at the beginning of the year, as compared to annual-based compensation plans in place in the same period in prior year.

The decrease for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to a $4.2 million decrease in compensation and other employee-related costs due to lower headcount, offset by $0.5 million of related realignment expense, and a $3.0 million increase in sales commissions due to new compensation plans with quarterly targets and accelerators introduced at the beginning of the year, as compared to annual-based compensation plans in place in the same period in prior year.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.  Research and development expenses decreased $1.5 million, or 22%, from $6.8 million to $5.3 million, and $3.5 million, or 16%, from $21.4 million to $17.9 million for the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013.

The decrease for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to a decrease in compensation costs and other employee-related expenses primarily due to headcount reductions.  The decrease for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to a $4.3 million decrease in compensation and other employee-related costs due to lower headcount, partially offset by an $0.8 million increase in severance expense associated with the headcount reductions.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $0.2 million, or 3%, from $4.3 million to $4.1 million, and decreased $1.8 million, or 13%, from $14.2 million to $12.4 million for the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013.

The decrease in general and administrative expenses for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily attributable to a $0.2 million decrease in bad debt expense, as compared to the same period in prior year, and a $0.1 million decrease in compensation costs and other employee-related expenses associated with a lower headcount, partially offset by a $0.1 million increase in legal fees associated with the recent activity in the MyKey case.

The decrease in general and administrative expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily attributable to a $1.4 million decrease in compensation costs, rent and other employee-related expenses associated with a lower headcount and a $0.4 million decrease in bad debt expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $172,000, or 9%, from $1,983,000 to $1,811,000, and decreased $21,000, or less than 1%, from $5,673,000 to $5,652,000 for the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013.

The decrease for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to certain of our fixed assets related to the acquisition of CaseCentral, as well as various general use and training computers, being fully depreciated within the last twelve months.  The decrease for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily as a result of the review of the viability of certain acquired technology in the first quarter of 2014, resulting in the acceleration of the amortized life of some of our acquired technology, partially offset by an increase in depreciation expense related to our relocation to new headquarters in June 2013.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three months ended September 30, 2014, income remained flat as compared to the same period in 2013.  For the nine months ended September 30, 2014, we recorded income of $663,000 as compared with $18,000 for the same period in 2013. The increase was primarily due to a $630,000 gain related to the sale of a domain name in May of 2014 that did not occur in the same period in 2013.

Income Tax Provision

We recorded an income tax provision for the three and nine months ended September 30, 2014 of $51,000 and $211,000, respectively, as compared to $67,000 and $183,000, respectively for the same periods in 2013.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and nine months ended September 30, 2014 and 2013 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of September 30, 2014, we had $15.6 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2014, as compared to $2.2 million for the same period in 2013.  The increase in cash used in operating activities was primarily a result of an increase of $4.5 million in trade receivables during the nine months ended September 30, 2014, compared to a decrease of $1.4 million for the same period in 2013, an increase of $0.2 million in accrued liabilities compared to an increase of $2.6 million for the same period in 2013, an increase of $0.4 million in accounts payable compared to an increase of $2.7 million for the same period in 2013, offset by a decrease in the net loss of $11.7 million for the nine months ended September 30, 2014 compared to the net loss of $18.1 million for the same period in 2013 and an increase in deferred revenues of $2.9 million for the nine months ended September 30, 2014 compared to a decrease of $3.0 million for the same period in 2013.

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2014, as compared to $11.9 million for the same period in 2013.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to the build out of our new headquarters building during the nine months ended September 30, 2013, that did not occur during the same period in 2014.

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2014, as compared to net cash used in financing activities of $1.7 million for the same period in 2013.  The change in financing activities was primarily due to no cash being withheld from employees to satisfy their personal income tax withholding requirement upon the vesting of share awards issued under our equity compensation plans for the nine months ended September 30, 2014, compared to $2.2 million that was withheld from employees for the same period in 2013, $1.1 million in proceeds from the exercise of stock options compared to $1.5 million for the same period in 2013, and $0.2 million in principal payments made on capital leases and other obligations, as compared to $1.0 million in principal payments in the same period in 2013.

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  On October 31, 2013, we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement.  On September 30, 2014, the Loan Agreement expired.  To secure our remaining letters of credit outstanding, we established a cash collateral account with the bank in the amount of $0.4 million.

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with another bank.  The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million.  Any borrowings under the Revolver would be collateralized by substantially all of our assets, as well as pledges of capital stock.  The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, we maintain an Adjusted Quick Ratio of at least 1.15 to 1.0.  If the Adjusted Quick Ratio falls below 1.5 to 1.0, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.  The Adjusted Quick Ratio is calculated by dividing Quick Assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue.)  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the Prime Rate depending on the Company’s Adjusted Quick Ratio.  We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver. All principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

As of September 30, 2014, we were in compliance with the covenants of the Revolver. We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.7 million.  To date, we have not borrowed under the Revolver.

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

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building will be the new location for our San Francisco office.  The San Francisco Lease is anticipated to commence on January 1, 2015 and expires in January 2020.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The Colocation Lease expires on June 30, 2018.  The Colocation Lease will serve as our new data center, replacing our former San Francisco location obtained in the Case Central acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

At September 30, 2014, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2013 was approximately $33.5 million, of which $3.6 million is due during 2014.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services.  To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all.  Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at September 30, 2014, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in which it acknowledged MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product.

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

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.         Exhibits

Exhibit Number	Description of Documents
10.32*	Loan and Security Agreement, dated August 29, 2014, by and among Guidance Software, Inc., Guidance Tableau LLC, CaseCentral, Inc. and Silicon Valley Bank.
10.33**	Departure of Principal Executive Officer, President and Director, dated November 6, 2014, by Guidance Software, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on September 5, 2014.

**                   Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on November 6, 2014.

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

Dated: November 12, 2014