Form 10-K
period 2014-12-31
Guidance Software, Inc.
filed 2015-02-24
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $77,058,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 18, 2015 there were approximately 29,934,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TRADEMARKS

EnCase®, EnScript®, FastBloc®, EnCE®, EnCEP®, Guidance Software™, LinkedReview™, EnPoint™ and Tableau™ are registered trademarks or trademarks owned by Guidance Software in the United States and other jurisdictions and may not be used without prior written permission. All other trademarks and copyrights referenced in this report are the property of their respective owners.  We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

Overview

Guidance Software, Inc. is the leading global provider of endpoint investigation solutions for cybersecurity analytics, security incident response, e-discovery, and forensic analysis.  Our EnCase® platform provides an investigative infrastructure that enables our customers to search, collect, and analyze electronically stored information in order to address suspicious network activity and rapidly respond to security breaches, litigation, human resources matters, regulatory requests, and allegations of fraud, and to defend their organizations’ data assets in a robust and proactive manner.

EnCase® Enterprise provides organizations with in-depth visibility into data and running processes on laptops, desktops, and file servers in order to enable internal investigations and to quickly determine the root causes of suspicious network activity.  EnCase Enterprise is used in a wide variety of circumstances, including investigations of allegations of fraud or misconduct, intellectual property theft, regulatory compliance reporting, and corporate policy compliance.  In addition, EnCase Enterprise serves as a platform on which our more powerful cybersecurity and electronic discovery (e-discovery) applications, as described below, extend our offering.

EnCase® Cybersecurity provides crucial IT security functionality to enterprises and government agencies through its incident response and sensitive data discovery capabilities.  Integrated with leading security alerting tools from HP, Cisco, Blue Coat Systems, and FireEye, EnCase Cybersecurity helps automate the critical first steps in cybersecurity incident response from the moment of first alert and  rapidly delivers forensic-level visibility of the relevant endpoint data, capturing a snapshot of valuable information from active memory that might otherwise expire and that may serve as potential evidence for criminal prosecution. It also enables the rapid launch of an enterprise-wide search of the enterprise for identical or similar threats.  These capabilities enable a cybersecurity team to remediate any malicious code or processes running on the affected computers and to return the affected endpoints to a trusted state.  As an invaluable proactive planning measure, the sensitive data discovery capabilities enable security teams to rapidly identify IT assets (servers, desktops, laptops, etc.) holding sensitive data (such as credit card numbers, social security numbers, patient health information, and other personally identifiable information) in violation of legally mandated regulations, industry standards, and corporate policies.  Further, they allow an organization to quickly remediate any identified violations and thereby improve and provide evidence of compliance.

EnCase® Analytics is a groundbreaking cybersecurity intelligence product designed to derive insights from the vast amounts of data generated by endpoint activity and to spot signs of unusual or unauthorized behavior on any endpoint.  EnCase Analytics leverages its unique, kernel-level access to provide the industry’s most comprehensive endpoint data collection, providing a repository of the most unimpeachable data for insights into undetected risks and threats.  Through its interactive visual interface, EnCase Analytics compares current activity to regularly updated baselines of “normal” behavior and exposes suspicious patterns, commonalities, and anomalies to proactively identify threats, arrest attempted data breaches earlier in the “kill chain,” and minimize damage.

EnCase® eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies.  Following the acquisition of CaseCentral in February 2012, the e-discovery product portfolio spans the entire e-discovery workflow from legal hold to identification, collection, preservation, processing, first-pass review, and early case assessment (ECA) review and production capabilities.  The integrated offering deploys software intelligently, delivering the legal hold, identification, collection, preservation, and processing functions on-premise, at the customer site — close to the sources of data and the data custodians — and the ECA, review, and production functions as subscription-as-a-service (SaaS) in the “cloud,” so that geographically dispersed inside and outside counsel can efficiently collaborate on the review of collected documents without special equipment or software other than a web browser and internet connectivity.

EnCase® eDiscovery Review is a powerful, highly secure, private cloud-hosted, multi-matter review platform with advanced analysis and technology assisted review (TAR) functionality, comprehensive production capabilities, and extensive project management and workflow features to enable efficient, effective, and defensible distributed review.

EnCase® Forensic, the industry-standard digital investigation solution, enables forensic practitioners to conduct efficient, forensically sound digital data collection and investigations.  The EnCase Forensic solution lets examiners acquire data from a wide variety of devices, unearth potential evidence with disk-level forensic analysis, and craft comprehensive reports on their findings, all while maintaining the integrity of the evidence.

EnCase®  Portable  is a triage and collection solution, delivered on a USB device, that allows forensic professionals and non-experts alike to quickly and easily triage and collect digital evidence in a forensically sound and court-proven manner.

EnCase® App Central  is an online marketplace that allows EnScript® developers and investigations professionals the opportunity to share and discover the latest apps that complement the Company’s EnCase products. All apps are reviewed and tested by Guidance Software before being made available in the marketplace.

Our Tableau™ family of forensic hardware products, including forensic duplicators, multiple write blockers and other hardware, complements our industry-leading software to fulfill the needs of the computer forensic community.

The widespread reliance on digital business processes and the explosive growth in the volume of electronic data have resulted in exposure to electronic data-related risks.  They have also created the need to properly conduct digital investigations and to preserve evidence (both data and metadata) in a format that is recognized by courts to prove chain of custody.  The global adoption of local area networks, wide area networks, e-mail, and the Internet have increased communications within and between organizations and have created the ability to generate, store, share, and distribute massive amounts of electronic information instantaneously without regard to physical location.

While the adoption and reliance on these technologies has significantly increased productivity and lowered the cost of doing business for Global 2000 companies, government agencies, and other organizations, it has also exposed organizations to many increasing areas of risk associated with the continued proliferation of electronic data.  The most dramatic escalation of risk is represented by the fact that sensitive data such as intellectual property, financial data, and personally identifiable information (PII) is the direct target of cyber-attacks and breaches initiated by a variety of threat actors, from organized crime groups to nation-states. In addition, organizations are increasingly faced with the need to recover and analyze vast amounts of electronic data quickly and efficiently through processes we refer to as “digital investigations.”  Digital investigations are conducted to address various electronic data-related needs, including:

•                          searching, collecting and processing litigation-related data, or responding to discovery requests for electronic data, or e-discovery requests, where a company must conduct a thorough, yet timely, review of electronic data in order to produce electronic documents or other digital evidence in connection with a particular civil or administrative proceeding;

•                          responding to regulatory data requests, where an organization must efficiently and rapidly produce electronic documents and digital evidence in connection with a project under regulatory review in a manner acceptable to the regulators;

•                          addressing corporate policy violations, such as intellectual property theft, employee fraud, and employee policy violations, all of which must be investigated rapidly; described in a detailed, complete, and comprehensible report of the incident; and mitigated and remedied across an enterprise network as necessary, all while minimizing business interruption; and

•                          responding to IT cyber attacks or attempted breaches, where an organization must expeditiously and unobtrusively determine which systems or files were affected, the nature of the attack, and how to remediate the issue quickly before any further damage occurs.

Traditional digital and cybersecurity investigations involve internal investigators or third-party consultants manually searching through multitudes of electronic data in an attempt to discover traces or “fingerprints” of electronic data-related incidents.  Such investigators or third-party consultants typically use software applications, utilities, or processes, such as taking the affected servers, desktops, and laptops off-line, so that they can remove, image, or copy the hard drives, manually extract the data in question on each affected computer, and save the affected files to another hard drive for processing and analysis by consultants or other third-party experts.  These traditional digital investigations suffer from several distinct problems in that they are costly and time-consuming, they require significant expertise to conduct across complex enterprise network environments, they may not adequately combat attempts to conceal data, they often result in unwanted exposure of sensitive materials and disrupt business, and they are difficult to conduct in a forensically sound manner.  Establishing a comprehensive digital investigative software platform can help organizations address the inadequacies of traditional digital investigations and cost-effectively mitigate the risk of electronic data-related threats.

We complement our product offerings with a comprehensive array of professional and training services, including technical support and maintenance services, to help our customers implement our solutions, conduct investigations, and train their IT and legal professionals to effectively and efficiently use our products.  Our products are used by a wide variety of industries and some of the world’s best known technology, financial and insurance services; defense; energy; pharmaceutical; manufacturing; healthcare; and retail companies.  Our EnCase Enterprise customer base currently includes more than seventy percent of the Fortune 100 and more than forty percent of the Fortune 500, and we have sold our EnCase Forensic software to more than 1,000 enterprises and government and law enforcement agencies worldwide.

As of December 31, 2014, we reported total revenues of $108.7 million, employed approximately 400 employees and conducted business in over 65 countries.  We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

Our Internet address is http://www.guidancesoftware.com.  The following filings are posted to our Investor Relations web site, located at http://investors.guidancesoftware.com as soon as reasonably practical after submission to the United States (U.S.) Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the proxy statements related to our most recent annual stockholders’ meetings and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  All such filings are available free of charge on our Investor Relations website.  The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file, and any reference to these websites is intended to be an inactive textual reference only.

Business Strategy

Our business strategy is to develop and support superior solutions that enable corporate, government, and law-enforcement organizations to conduct thorough and effective computer investigations of any kind, including cybersecurity incident response, intellectual property theft, incident response, compliance auditing, and responding to e-discovery requests, all while maintaining the forensic integrity of the data.  A key driver behind this strategy is the development and introduction of new products and improvements to our existing products.  Our goal is to develop more powerful, user-friendly, and affordable products without compromising on our technological commitment.  We are focused on gaining more EnCase Enterprise customers, and then offering them higher-value products, such as EnCase Cybersecurity, EnCase Analytics, and EnCase eDiscovery, that automate and enhance functionality in the enterprise, cybersecurity, e-discovery, and forensics spheres. In addition, we are focused on continuing our leadership in computer forensics technology with innovative software and hardware for a complete forensic framework.

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective, and precise digital investigations.  Our EnCase Enterprise software provides the foundation to build an enterprise investigation infrastructure.  Furthermore, we believe our EnCase Forensic software is the industry standard for searching, collecting, preserving, analyzing, and authenticating electronic computer forensic data for use in criminal and civil court proceedings.  Our forensic software and hardware products address the complete forensic process.  We also offer a comprehensive array of investigative services and training to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

EnCase® Enterprise

EnCase Enterprise provides an investigative platform that enables an organization to search, collect, preserve, and analyze data on the servers, desktops, and laptops across the network.  EnCase Enterprise enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to regulator requests or for civil litigation matters.

EnCase Enterprise serves as the platform for an enterprise investigative infrastructure, to which additional products can be added to enhance and automate the search, collection, preservation, and analysis of data in order to accomplish specific business tasks such as: responding to electronic discovery requests; performing proactive, enterprise-wide data audits for sensitive information, including personally identifiable information, classified data, and intellectual property; and detecting, responding to, and remediating network threats or intrusions.  These products, which can be added to perform the functions above, include, EnCase Cybersecurity, EnCase Analytics, and EnCase eDiscovery.

EnCase® Cybersecurity

EnCase Cybersecurity is a security solution offering incident response and sensitive data discovery software capabilities.  Through its incident response capabilities, it reduces the risk of network breaches by providing the ability to expose, triage, and remediate threats that have escaped detection by layered security solutions and have infiltrated the enterprise; and by providing the ability to enforce data policy compliance on endpoints.  It is designed to determine the root cause and scope of any given event and provides forensic-level visibility and analysis of endpoint data in order to find and remediate threats designed to evade layered security solutions, and return endpoints to a trusted state.

The EnCase Cybersecurity sensitive data discovery capabilities enable organizations to rapidly identify IT assets (servers, desktops, laptops, etc.) holding sensitive data (such as credit card numbers, social security numbers, patient health information, and other personally identifiable information) in violation of legally mandated regulations, industry standards, and corporate policies. Further, they allow an organization to quickly remediate any identified violations and return the network to a compliant state.  With the unique ability to search memory and hard drives at the disk level, EnCase Cybersecurity can target and locate sensitive data no matter where, or in what manner, it is stored, and even if it has been deleted, resides in unallocated space, or is “in use.”

EnCase® Analytics

EnCase Analytics is an endpoint security intelligence product designed to deliver the next level of security intelligence by exposing undetected risks and threats using insights derived from data generated by endpoint activity.  EnCase Analytics leverages kernel-level access for endpoint data collection instead of trusting a compromised operating system, providing a repository of the most reliable data for insights into undetected risks and threats.

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

EnCase® eDiscovery

EnCase eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies.  Following the acquisition of CaseCentral in February 2012, the e-discovery product portfolio spans the entire e-discovery process from legal hold to identification, collection, preservation, processing, first-pass review, and early case assessment (ECA), review, and production capabilities.  Using a distributed, enterprise-wide scalable architecture, it collects and processes only potentially relevant data, and it preserves evidence and metadata in the court-validated EnCase® Logical Evidence File format to ensure complete chain of custody from the moment the legal hold is issued until documents are produced to the opposing party.  EnCase eDiscovery tracks activity at every step of the e-discovery process so that the status of projects can be viewed, audited, and communicated to others.  The ECA, review, and production capabilities are available in the cloud, so that geographically dispersed inside and outside counsel can efficiently review collected documents without needing any special equipment or software other than a web browser and internet connectivity.

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

The integrated review and production platform is designed to overcome the disadvantages of traditional approaches to e-discovery review and production by:

•         Providing real-time visibility and management oversight of the end-to-end e-discovery process;

•         Leveraging a unique multi-matter architecture that eliminates duplication of effort across cases and enables e-discovery teams to re-use previous work product, such as document coding and tagging or collected ESI; and

•         Delivering a comprehensive e-discovery product that seamlessly uploads document sets and their associated metadata and attorney work product to a centralized legal repository.

EnCase eDiscovery offers:

•         A comprehensive, integrated e-discovery solution that exceeds corporate requirements for security, oversight, risk management, and compliance;

•         The fastest and most comprehensive collection and processing e-discovery product;

•         Both early and continuous case assessment, enabling legal teams to quickly obtain necessary facts at any time from pre- through post-collection phases;

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

The e-discovery market has been fragmented, lacking a fully integrated solution, and relying on multiple point solutions, which breeds inefficiencies, causes delays, and increases risk and, ultimately, cost.  Typically, in any given technology market, the introduction of integrated offerings drives broader technology adoption, and the e-discovery market should be no different. EnCase eDiscovery is the industry’s first fully integrated e-discovery solution.  EnCase eDiscovery provides customers’ legal and IT teams with one integrated, unified software solution that delivers all of the functionality that organizations desire for in-house electronic discovery, including:

•                          Legal hold;

•                          Pre-collection analytics;

•                          Identification, preservation and collection;

•                          Processing and analysis;

•                          Early and continuous case assessment; and

•                          Cloud-based review and production.

EnCase® Forensic

EnCase Forensic software is the industry-leading tool for searching, collecting, preserving, and analyzing computer forensic data and authenticating such data in court.  EnCase Forensic enables an investigator to conduct the full array of forensic functions on a single machine while preserving the integrity of the evidence for future use in court.  Used by investigators and consultants in law enforcement, government agencies, small businesses, consulting firms, and corporations, EnCase Forensic software provides a robust way to authenticate, search and recover computer evidence rapidly and thoroughly.

EnCase® Portable

EnCase Portable is a triage and collection solution delivered on a USB device that allows forensic professionals and non-experts to quickly and easily triage and collect digital evidence in a forensically sound and court-proven manner.  It enables personnel not trained in computer forensics to forensically acquire documents, internet history and artifacts, images, and other digital evidence, including entire hard drives, by connecting a USB device rather than a laptop.  Also, law enforcement, government agencies, law firms, and corporate customers can cost-effectively, without a laptop, target systems that are not on the network or cannot be transported.  EnCase Portable leverages the powerful search and acquisition capabilities of EnCase software.

EnCase® App Central

EnCase App Central is an online marketplace that allows developers and investigation professionals the opportunity to share and discover the latest apps that complement the Company’s EnCase solutions.  The online store includes apps written by Company employees as well as third-party software developers.  Since the store opened in spring 2013, downloads have exceeded 50,000.

Tableau™ Hardware

Tableau hardware includes write blockers, forensic duplicators and storage devices.  Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase Forensic.  Tableau storage products, which were only sold during the first and second quarters of 2013, are used in conjunction with write blockers or forensic duplicators, and provide high-performance, high-availability storage for data acquired and produced during forensic examinations.

Professional Services and Training

Professional Services provides various consulting services to our clients, including e-discovery, network security incident response, civil/criminal digital investigation, implementation services, and a software advisory program.  In addition, we offer certain packaged services based on the specific needs of our customers, including our government customers.

E-Discovery Services.  We offer complete, end-to-end e-discovery consulting and project management services, from litigation hold to the production of files for attorney review.  Leveraging our industry-leading EnCase® eDiscovery solution, our cost-effective e-discovery services teams automate operations that other service providers perform manually, and are able to conduct large scale e-discovery search, collection, and preservation from a central location, producing fast, accurate results with minimal business disruption.

Incident Response Services.  Using EnCase® Cybersecurity, consultants investigate and remediate security breaches in an organization’s network infrastructure.  Consultants determine which methods of entry were used to break into the system, the extent and duration of the intrusion, and exactly which data were compromised.  They can also “kill” malware and/or rogue processes.  In the event a breach draws the attention of regulatory agencies, results and reports can be processed into a court-approved, forensically sound file format to help an organization provide accurate, defensible evidence and information to regulators.

Implementation Services.  We provide implementation and consulting services in connection with the deployment of our EnCase® Enterprise, EnCase Cybersecurity, EnCase eDiscovery, and related software.  Our implementation typically takes one to two weeks, during which we conduct performance tests to ensure full functionality and integration with existing systems in the organization, and provide on-site training to ensure our customers can maximize the use of the technology.

Guidance Software Advisory Program (GAP). GAP provides a comprehensive review of current policies and procedures, including a gap analysis, which identifies risk areas that could impact the customer.  Dedicated advisory consultants work with the customer to build and implement a customized plan to help automate procedures and eliminate wasted resources; establish a documented, defensible and repeatable e-discovery, investigation, or incident response workflow; and align procedures with industry best practices.

Cloud Review Services.  We provide expertise and project management for single or multiple case reviews for our EnCase eDiscovery Review  cloud-based hosting platform.  We have industry-leading experience in managing large cases with hundreds of reviewers, as well as managing clients with thousands of cases through data targeting, initial review, production, and trial preparation.

Training.  Training educates thousands of students per year in computer forensics principles and the use of our EnCase® software products and methodology.  We provide an array of training courses on topics such as computer forensics, incident response, endpoint security, digital investigations and the proper use of our software products, We operate two training classrooms in Pasadena, California; two near Washington, D.C.; one in Orlando, Florida; one near Chicago, Illinois; and two near London, England.  In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central, and South America; Europe; Africa; the Middle East; and Asia/the Pacific Rim (as permitted by U.S. Export Regulations).

Customer Service and Technical Support

Customers typically purchase software maintenance services with each new product license for on-premise products.  Software maintenance services include software updates and upgrades, telephone and e-mail support, on a 24-hours-per-day, five-days-per-week basis, as well as customer self-service on our website.  Customers are given an option to renew their maintenance agreements at expiration of their contract which can be for a term of one, two or three years.  Our technical support organization provides support for our on-premise products to our current customers with multi-tiered offerings and includes support availability 24 hours per day, five days per week, in English, and is also available during normal business hours in several other languages, including German and Spanish. Customers utilizing the eDiscovery Review product offering receive support services on a 24x7 basis, in English. Our customer service organization is available 7am-5pm PST, Monday through Friday.

Sales and Distribution

We currently market our software and services through a direct sales organization complemented by an inside sales organization and an indirect sales channel.  In 2014, we increased the size of the inside sales organization relative to the direct sales organization, which helped result in a higher volume of customers of our EnCase Enterprise platform.  Our direct sales force is located throughout the Americas, Europe, the Middle East, Africa, and Asia/the Pacific Rim.

Our revenue consists of product, subscription, and service and maintenance fees from our customers and distributors.  Product revenue represented approximately 32%, 31% and 43% of our total revenue in fiscal years 2014, 2013 and 2012, respectively. Subscription revenue represented approximately 7% of our total revenue in fiscal year 2014, as compared to 9% in 2013, and 7% in 2012.  Revenues from service and maintenance represented approximately 62%, 60%, and 50% of our total revenue in fiscal years 2014, 2013, and 2012, respectively.

Sales to customers outside the United States totaled $25.2 million, representing 23% of our total revenue in fiscal year 2014. For a geographic breakdown of our revenue and property and equipment, see Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters, and web marketing in order to achieve our marketing goals.  Our marketing department also produces collateral material for distribution to potential customers, including presentation materials, white papers, brochures, magazines, and fact sheets.  We also host user events for our customers and provide support to our channel partners with a variety of programs, training, and product marketing support materials.

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations.  The Computer and Enterprise Investigations Conference (CEIC®) serves as our annual user conference and draws attendees from global law enforcement, government agencies, corporations, law firms, and judges.  This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information, and learn about important topics in the industry.  It enables us to efficiently connect with a broad range of customers, communicate our whole product offerings (products, services, training, etc.), and launch new products in a captive environment while simultaneously driving additional add-on sales to customers who have implemented one or more of the core platform products.

Customers

Our customers include government agencies and global corporations in a wide variety of industries, such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail.  Our EnCase® Enterprise customer base currently includes more than half of the Fortune 100 and more than 200 of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide.  Our EnCase Enterprise customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim.  Sales to customers outside of the United States accounted for 23%, 21%, and 19% of our revenues for the fiscal years ended December 31, 2014, 2013, and 2012, respectively.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products.  We conduct research on existing or new computer hardware or software technology to develop solutions for our law-enforcement, government, or corporate markets.  We conduct research on file-system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations, and user productivity and performance features.  Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes.  Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on customer deployments.  Our research and development expenses were $23.0 million, $27.7 million, and $24.5 million in 2014, 2013, and 2012, respectively.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology.  The market for software for electronic discovery is highly fragmented, and our EnCase® eDiscovery product competes against enterprise search and content management vendors such as HP and EMC, as well as e-discovery point solutions such as StoredIQ, Clearwell, and Nuix; information and content management vendors including HP, (which acquired Autonomy); Symantec (which acquired Clearwell); EMC (which acquired Kazeon); as well as other privately held companies.  Our e-discovery solutions also compete against outsourced e-discovery alternatives, whether e-discovery service providers or consulting companies, such as the large consulting/accounting firms and others, that offer services for traditional digital investigations and e-discovery in place of implementing a packaged software solution.  More generally, our EnCase® eDiscovery software competes against providers of outsourced electronic discovery services, such as FTI or Navigant.

In the IT security market, we believe our EnCase® Cybersecurity and EnCase® Analytics products provide certain unique capabilities, but we nevertheless compete for budget dollars against established IT security vendors such as Checkpoint and McAfee. A new crop of competitors has begun to emerge that classify themselves as “endpoint security” vendors, but which represent a variety of different and sometimes complementary approaches, and none of which offers the depth of visibility into endpoint data provided by EnCase products. Gartner Research recently published a Competitive Landscape report for what it has named the Endpoint Detection and Response (EDR) market. It offers profiles of competitors such as Bit9 (which merged with Carbon Black), Cisco AMP for Endpoints, Crowdstrike, Hexis Cyber, Tanium, and Mandiant (acquired by FireEye). Noting the depth and breadth of data visibility as a competitive advantage, along with our key integrations with complementary technologies such as Cisco ThreatGRID, the Blue Coat Security Analytics Platform, FireEye MPS, and ThreatTrack Threat Analyzer, Gartner named Guidance Software the estimated market share leader for EDR tools.

In the computer forensics market we compete against a series of smaller, privately held companies, such as AccessData, X-Ways Software, and Paraben.  Additionally, in the broader enterprise market we compete with forensic vendors including Access Data and security software solution vendors including McAfee and Symantec.

We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including forensic technology, forensic soundness and acceptance in court, time required to complete an investigation, ability to scale across large networks, and expertise of consulting personnel.  We believe that we currently compete favorably with respect to these factors.  For further discussion of our competition, see “Risk Factors—We face direct and indirect competition from other software companies, as well as other companies that provide training, consulting, and certification services in computer forensics, which could limit our growth and market share” in Item 1A.

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns.  In recent years, we have generally had weaker demand for our software products and services in the first and second quarters of the year and stronger demand in the third quarter due to the federal government fiscal year end, and in the fourth quarter due to commercial or corporate fiscal year end.  Our consulting and education services have sometimes been negatively impacted in the third and fourth quarters of the year due to the summer and holiday seasons, which result in fewer billable hours for our consultants and fewer education classes.

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business.  We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property.  We currently have 24 issued patents and 11 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention).  We own registered copyrights on various versions of our products and associated instructional documentation.  We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnCE®, EnScript®, FastBloc®, CEIC®, EnCEP® and logo Guidance Software® in the United States.

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

Substantial litigation regarding intellectual property rights exists in the software industry.  From time to time, in the ordinary course of business, we may be subject to, or initiate, claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap.  These claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties.  However, these agreements may be unavailable on commercially reasonable terms, or not available at all.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 14 — Contractual Obligations, Commitments and Contingencies” in the notes to the consolidated financial statements included in Item 8.

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

Employees

As of December 31, 2014, we employed approximately 400 full-time employees.  During 2014, we reduced our headcount by approximately 80 employees.

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

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2012, 2013 and 2014. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers.  Delays in customer purchases in the future could lead to reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

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

If the corporate market for digital investigation software does not continue to develop, we will not be able to grow, and our revenues and results of operations will be adversely affected.

The market for digital investigation software continues to evolve largely through our efforts. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops.  Our ability to achieve our anticipated growth rate may be impacted by a contraction in the global economy.  If the market for such digital investigation software decreases, remains constant, or grows more slowly than we anticipate, we will not be able to maintain historical growth rates. Continued growth in the demand for our products is uncertain because of, among other things:

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

In addition, in order to be able to effectively execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire personnel in virtually all operational areas, but primarily in selling and marketing, research and development, professional services, training and customer service. Competition in our industry for experienced and qualified personnel in these areas is extremely intense, especially for software developers with high levels of experience in designing and developing software products and sophisticated technical sales people experienced in selling our complex type of software products and selling into government agencies. In order to expand sales of EnCase® Enterprise, we may need to continue to hire highly qualified commissioned sales personnel to directly target potential EnCase Enterprise customers. These new commissioned sales personnel require several quarters of training and experience before being able to effectively market EnCase Enterprise, and, as a result of these hires, our sales and marketing expense may increase at a greater rate than our revenue, at least in the short term. The expense of hiring and training these commissioned sales personnel may never generate a corresponding increase in revenue. We may not be successful in attracting and retaining the necessary qualified personnel that our growth plan requires. In the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We also believe that a critical contribution to our successful growth will be our corporate culture which fosters innovation, teamwork and excellence. As our organization grows and we are required to implement more complex organizational structures and institutional programs, we may find it difficult to maintain the beneficial aspects of our corporate culture, which could negatively affect our ability to attract and retain qualified and experienced personnel and therefore our future success in continuing to maintain our rapid growth.

The failure of the legal community to continue to adopt our eDiscovery solution could negatively affect future sales of EnCase® Enterprise, which could have a material adverse effect on our results of operations.

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

Our future success depends in a large part upon the continued services of our executive officers and other key personnel.  In particular, Shawn McCreight, our founder, Chairman and Chief Technology Officer, has been significantly responsible for the development of our products.  As announced by the Company on November 5, 2014, Barry Plaga, our Chief Financial Officer, was appointed by our Board as the Company’s Interim Chief Executive Officer and the Board initiated a search for a permanent Chief Executive Officer.  Our ability to attract and retain a qualified Chief Executive Officer may have a material impact on our present and future operating and financial results.  We are also substantially dependent on the continued services of our existing research and development personnel. The loss of one or more of our key employees, and in particular our research and development personnel, could seriously harm our business development, culture and strategic direction. We do not maintain key person life insurance policies on any of our executives. Any key person life insurance policy we maintain now or in the future would not be sufficient to cover the loss of any of our key personnel and any such loss could seriously harm our business and our ability to execute our business strategy. We have agreements that provide severance benefits to each of our Named Executive Officers. Our failure to retain these key employees could negatively impact our ability to execute our business strategy.

Changes or reforms in the law or regulatory landscape could diminish the need for our solutions, and could have a negative impact on our business.

One factor that drives demand for our products and services is the legal and regulatory framework in which our customers operate. Laws and regulations are subject to changes that could either help or hurt the demand for our products. Thus, certain changes in the law and regulatory landscape, such as tort law or legislative reforms that limit the scope and size of electronic discovery requests or the admissibility of evidence generated by such requests, as well as court decisions, could significantly harm our business. Changes in domestic and international privacy laws could also affect the demand and acceptance of our products, and such changes could have a material impact on our revenues.

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

Several competing companies provide digital investigation software and applications that directly compete or will compete with our products, or offer solutions our products do not address. In addition, if the market for digital investigation software develops as we anticipate, other companies could enter this market through their own software development or through the acquisition of one of our current competitors. If these companies are more successful in providing similar, better or less expensive digital investigation solutions compared to those that we offer, we could experience a decline in customers and revenue. These companies include computer forensic companies, managed security services companies and consulting companies, such as international consulting/accounting firms, many of which have substantially greater resources and customer bases than we do. If our competitors are more successful than we are at generating professional services engagements, our growth rate or revenues may decline.

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

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  The new revenue recognition requirements may have an impact on the recognition or pattern of recognition of revenue in the future and the Company is still evaluating the potential impact of the new requirements.

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

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.  In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The balance for the years in which the statute of limitation has not expired is approximately $1.2 million, including interest of approximately $0.4 million as of December 31, 2014.  The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit.

Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

Our operating results and business would be seriously impaired if our revenues from our EnCase® Enterprise product offerings, which include EnCase® Cybersecurity and EnCase® eDiscovery, were to decline.

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

Moreover, there is significant competition in our industry for qualified third-party resellers. Even if we were to succeed in attracting qualified and capable third-party resellers, agreements with such third-party resellers are generally renewable annually, are not exclusive and contain no minimum purchase commitments. Such agreements may be terminated by either party: (a) for U.S. and Canadian resellers, with 30 days written notice after the initial one-year period; and (b) for non-U.S. or Canadian resellers, within 30 days after the initial six-month period of the agreement, and with 30 days’ notice after the initial one-year period. If we are not able to recruit new qualified third-party resellers, our sales growth may be constrained and our results of operations would suffer.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to our current or future software applications, trademarks or other proprietary rights. The legal framework for software patents is rapidly evolving and we expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows. In certain circumstances, the owners of proprietary software could make copyright and/or patent infringement claims against us in connection with such activity. Any such claims, whether meritorious or not, could be time consuming and difficult to defend against, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. Any of these claims could disrupt our business, make it difficult to add or retain important features in our products and have a material adverse effect on our financial condition and results of operations.  For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 14 —  Contractual Obligations, Commitments and Contingencies” in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We derive a significant portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For the year ended December 31, 2014, we derived approximately 18.2% of our revenues from the sales of products and services from the U.S. Government.  In 2013 and 2014, our business was adversely affected by government budgeting constraints.  Changes in government contracting policies or additional or continued government budgetary constraints could directly affect our business, financial condition and results of operations. Among the factors that could adversely affect our business, financial condition or results of operations are:

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

We have developed many of our major products, including EnCase®Cybersecurity and EnCase® eDiscovery,  to function as applications running on the EnCase® Enterprise platform. We created these applications using the EnScript programming language. In order to enhance the attractiveness of EnCase to potential customers and position EnCase as a standard software for digital investigations, we have made available without charge the EnScript programming language, which permits users of EnCase to develop customized add-on features for their own or others’ use, and we have trained our customers on how to write add-on programs using the EnScript programming language, which is similar to Java or C++. As part of this strategy, we have encouraged the development of an active community of EnScript programmers similar to those which have emerged for other software products. While we believe widespread use of our EnScript programming language will ultimately create demand for our products, customers in the past have developed, and may in the future develop, software for use with EnCase using the EnScript programming language, rather than purchasing certain of our product offerings. Losses of sales to potential customers could have a material adverse impact on our revenues and results of operations.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations which will increase our global reach.  For the years ended December 31, 2014, 2013 and 2012, we derived approximately 23%, 21%, and 19%, respectively, of our revenues from sales of products and services outside the United States.

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

As of February 18, 2015, our executive officers, directors and affiliated entities together beneficially own approximately 36% of our common stock outstanding, including approximately 31% of our outstanding common stock held by our founder, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Our balance sheet contained finite-lived intangible assets and goodwill totaling $22.4 million at December 31, 2014 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2014, we had $14.6 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (ASC 350) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.  One customer represents 47% of our subscription revenue for the year ended 2014.  If we were to lose this specific customer, our subscription operations would be adversely affected, and this might result in an impairment of the goodwill and intangible assets in this reporting unit.

As of December 31, 2014, we had $7.8 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

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

We also lease approximately 62,000 square feet at facilities in: Houston, Texas; New York City, New York; Waukesha, Wisconsin; San Francisco, California; Dulles, Virginia; Chicago, Illinois; Orlando, Florida, Chandler, Arizona and near London, England.  We also maintain regional facilities in Singapore and Brazil.  These leases expire at various points through 2019.

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

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  Although a financial loss is reasonably possible from currently pending MyKey cases, the Company is unable to estimate a range of reasonably possible financial losses due to various reasons, including, among others, that (1) certain of the proceedings are still at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Item 4.                                   Removed & Reserved

(not applicable)

PART II

Item 5.                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “GUID”.  The following table sets forth the range of high and low sales prices on the NASDAQ Global Market of the common stock for the periods indicated.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$11.54	$8.92	$13.08	$8.99
Second Quarter	11.25	8.12	10.90	7.50
Third Quarter	10.09	6.41	9.84	7.00
Fourth Quarter	7.26	5.33	10.17	8.44

As of January 31, 2015, there were 19 holders of record of our common stock.  On February 18, 2015, the last sale price reported on the NASDAQ Global Market for our common stock was $6.16 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2014, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. There were no open market purchases during 2014, 2013, or 2012. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

Employee transactions listed in the table below consist of shares withheld by the Company to satisfy employee personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans.  Withholdings are limited to minimum statutory requirements.  As of January 2014, the Company no longer withholds shares to satisfy employee personal income tax withholding requirements upon vesting.

Period	Total Number of Shares Repurchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1 to December 31, 2012
Employee transactions	207	$10.46	—	—
January 1 to December 31, 2013
Employee transactions	284	$9.96	—	—
Total Employee transactions	491	$9.94	—	—

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

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.                                  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected consolidated balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2014, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report.  The selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and selected consolidated statement of operations data for the year ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$34,412	$34,203	$56,116	$52,345	$43,930
Subscription revenue	7,406	10,345	9,202	—	—
Services and maintenance revenues	66,838	65,976	64,152	52,256	47,970
Total revenues	108,656	110,524	129,470	104,601	91,900
Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	8,427	7,450	7,982	5,973	4,937
Cost of subscription revenue	4,574	4,314	3,722	—	—
Cost of services and maintenance revenues	23,005	25,756	24,733	22,453	19,874
Total cost of revenues (excluding amortization and depreciation, shown below)	36,006	37,520	36,437	28,426	24,811
Operating expenses:
Selling and marketing	39,011	41,486	42,278	36,992	35,947
Research and development	22,998	27,744	24,459	18,882	17,012
General and administrative	18,350	17,403	21,224	16,432	13,985
Depreciation and amortization	7,426	7,678	6,859	5,424	4,700
Total operating expenses	87,875	94,311	94,820	77,730	71,644
Operating loss	(15,135)	(21,307)	(1,787)	(1,555)	(4,555)
Other income and expense:
Interest income	13	22	39	53	78
Interest expense	(12)	(34)	(72)	(9)	(5)
Other income, net	669	36	25	20	1
Total other income and expense	670	24	(8)	64	74
Loss before income taxes	(14,465)	(21,283)	(1,795)	(1,491)	(4,481)
Income tax provision	264	217	188	158	121
Net loss	$(14,729)	$(21,500)	$(1,983)	$(1,649)	$(4,602)
Net loss per share:
Basic	$(0.55)	$(0.83)	$(0.08)	$(0.07)	$(0.20)
Diluted	$(0.55)	$(0.83)	$(0.08)	$(0.07)	$(0.20)
Weighted average number of shares used in per share calculations(1):
Basic	26,758	25,757	24,577	23,252	23,024
Diluted	26,758	25,757	24,577	23,252	23,024

	Year Ended December 31,
	2014	2013	2012	2011	2010
Share-Based Compensation Data(2):
Cost of product revenue	$131	$137	$101	$82	$54
Cost of subscription revenue	128	189	142	—	—
Cost of services and maintenance revenues	1,419	1,284	1,041	898	847
Selling and marketing	1,308	2,100	1,639	1,613	1,601
Research and development	1,783	2,044	1,428	1,373	1,192
General and administrative	1,925	1,872	1,500	1,566	1,493
Total share-based compensation	$6,694	$7,626	$5,851	$5,532	$5,187

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$18,355	$19,919	$32,606	$37,048	$27,621
Total assets	$85,827	$89,231	$100,574	$77,328	$67,440
Capital leases and other long term liabilities	$712	$340	$574	$113	$192
Deferred revenues	$45,360	$41,663	$43,452	$39,582	$33,614
Total stockholders’ equity	$17,184	$24,040	$39,020	$24,311	$22,529

(1)                  See Note 4 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                  Non-cash compensation recorded for each of the last five years five years ended December 31, 2014 relates to stock options and restricted stock granted to employees measured under the fair value method and includes costs related to nonvested share grants.

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

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc.  In September 2013, we introduced EnCase®Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase Cybersecurity and EnCase eDiscovery solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SaaS will comprise a substantial portion of our future revenues.

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

Summary of Results of Operations

Our total revenue for the year ended December 31, 2014 was $108.7 million, a decrease of $1.9 million, or 2%, from 2013.  Product revenue was $34.4 million for the year ended December 31, 2014, an increase  of $0.2 million, or 1%, from 2013.  Subscription revenue was $7.4 million for the year ended December 31, 2014, a decrease of $2.9 million, or 28%, from 2013.  Services and maintenance revenues was $66.8 million for the year ended December 31, 2014, an increase of $0.9 million, or 1%, from 2013.  The decrease in our total revenue for the year ended December 31, 2014, compared to 2013 was primarily due to a decrease in subscription revenue, partially offset by small increases in product and services and maintenance revenues.

Our net loss for the year ended December 31, 2014 was $14.7 million, or $0.55 per share, compared to a net loss of $21.5 million, or $0.83 per share, for 2013.  Our future profitability is primarily dependent upon revenue from the sale of our products.  The primary contributors to the decrease in our net loss for 2014 were a decrease in cost of revenues and operating expenses compared with 2013.

Sources of Revenue

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. With our acquisition of CaseCentral in February 2012, we began to generate revenue from cloud-based document review and production software sold as subscription services. We sell our software products and services through our direct sales force, our inside sales force and in some cases we utilize resellers. We sell our hardware products primarily through resellers.

	Year Ended December 31,
(Dollars in thousands)	2014	Change %	2013	Change %	2012
Product revenue	$34,412	1%	$34,203	(39)%	$56,116
Subscription revenue	7,406	(28)%	10,345	12%	9,202
Services and maintenance revenues:
Professional services	17,999	(7)%	19,337	7%	18,058
Training	8,928	1%	8,824	(10)%	9,835
Maintenance	39,911	6%	37,815	4%	36,259
Total services and maintenance revenues	66,838	1%	65,976	3%	64,152
Total revenues	$108,656	(2)%	$110,524	(15)%	$129,470

Product Revenue

We generate product revenue principally from two product categories: Enterprise products and Forensic products.  Our Enterprise products include revenue related to licenses of our EnCase® Enterprise, EnCase® Cybersecurity, and EnCase® eDiscovery sales.  Our Forensic products include revenue related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue for the year ended December 31, 2014 increased $0.2 million, or 1%, to $34.4 million from $34.2 million for the year ended December 31, 2013.  The increase was due to a $1.1 million increase, or 11%, to $10.7 million from $9.6 million for the year ended December 31, 2013,  in hardware revenues due to new versions of our hardware products being released, partially offset by a $0.9 million decrease, or 8%, to $9.9 million from $10.8 million, in forensic products revenues resulting from continued weakness in spending by our government customers.  During the year ended December 31, 2014 we added 568 new EnCase® Enterprise customers, as compared to 278 for the year ended December 31, 2013.

Product revenue for the year ended December 31, 2013 decreased $21.9 million, or 39%, to $34.2 million from $56.1 million for the year ended December 31, 2012.  The decrease was due to a decrease in both Enterprise and Forensic revenues.  Enterprise product revenue for the year ended December 31, 2013 decreased by $16.1 million, or 54%, to $13.8 million from $29.9 million for the year ended December 31, 2012 primarily due to significantly reduced spending by government customers as a result of the federal budget sequestration.  During the year ended December 31, 2013 we added 278 new EnCase® Enterprise customers, as compared to 358 for the year ended December 31, 2012.  During 2013, 66% of Enterprise product revenue was the result of sales to existing customers, compared to 74% in 2012.  Forensic revenue for the year ended December 31, 2013 decreased by $5.8 million, or 22%, to $20.4 million from $26.2 million for the year ended December 31, 2012, primarily due to significantly reduced spending by our government customers impacted by the federal budget sequestration.

Subscription Revenue

Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of their agreement.  We generate subscription revenue principally from two types of customers: corporate or large enterprise customers who typically use our cloud-based software to host multiple legal cases on an ongoing basis, and law firm customers, who typically use our cloud-based software to host single cases.  In general, we recognize revenues for subscriptions on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

Subscription revenue from our cloud-based document review and production software for the year ended December 31, 2014 decreased $2.9 million, or 28%, to $7.4 million from $10.3 million for the year ended December 31, 2013.  The decrease was primarily due to downward pricing pressure in the eDiscovery sector and reduced revenue as a result of single-use law firm customers transitioning their cases from production to archive status. Our business model focuses on corporate or enterprise customers who typically use our product for multiple legal cases on an ongoing basis.

Subscription revenue for the year ended December 31, 2013 increased $1.1 million, or 12%, to $10.3 million from $9.2 million for the year ended December 31, 2012.  The increase is primarily due to our CaseCentral acquisition in February 2012, when we began to generate revenues from software sold as subscription services.  Subscription revenue for 2013 includes a full year of subscription revenue as compared to a partial year of subscription revenue for 2012, since we started generating subscription revenue in February 2012.

Services and Maintenance Revenues

Services and maintenance revenues for the year ended December 31, 2014 increased $0.8 million, or 1%, to $66.8 million from $66.0 million for the year ended December 31, 2013.  The increase was primarily due to a $2.1 million increase in maintenance revenues as a result of sustained increases in our installed product base and customers desiring to continue maintenance support on our products, partially offset by a $1.3 million decrease in professional services due to a decrease in case work and incident response work for our cloud-based subscriptions due to lower demand for our services from hosting customers. In 2014, our installed product base increased primarily through the addition of 568 new EnCase Enterprise customers, and sales of 137 new EnCase eDiscovery, 157 new EnCase Cybersecurity, and 99 new EnCase Analytics modules to existing EnCase Enterprise customers.

Services and maintenance revenues for the year ended December 31, 2013 increased $1.8 million, or 3%, to $66.0 million from $64.2 million for the year ended December 31, 2012.  Service revenues for the year ended December 31, 2013 increased $0.3 million, or 1%, to $28.2 million from $27.9 million, for the year ended December 31, 2012, primarily due to an increase of $1.3 million in case work, incident response work and implementation work for customers of our EnCase Enterprise products, as well as an increase of approximately $0.8 million in professional services related to the timing of our acquisition of CaseCentral in February 2012, partially offset by a decrease of $1.0 million in training revenue due to reduced spending by our government customers impacted by the federal budget sequestration.  Maintenance revenue for the year ended December 31, 2013 increased $1.5 million, or 4%, to $37.8 million from $36.3 million for the year ended December 31, 2012 primarily due to sustained increases in our product base and high annual renewal rates by customers desiring maintenance support on our products.  In 2013 our installed product base increased primarily through the addition of 278 new EnCase Enterprise customers, and sales of 35 new EnCase Cybersecurity, 38 new EnCase e-Discovery, and 5 EnCase Analytics modules to existing EnCase Enterprise customers.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2014	Change %	2013	Change %	2012
Cost of product revenue	$8,427	13%	$7,450	(7)%	$7,982
Cost of subscription revenue	4,574	6%	4,314	16%	3,722
Cost of services and maintenance revenues:
Professional services	14,929	(15)%	17,516	5%	16,681
Training	5,882	(6)%	6,225	2%	6,095
Maintenance	2,194	9%	2,015	3%	1,957
Total cost of services and maintenance revenues	23,005	(11)%	25,756	4%	24,733
Total cost of revenues	$36,006	(4)%	$37,520	3%	$36,437
Share-based compensation included above:
Cost of product revenue	$131		$137		$101
Cost of subscription revenue	$128		$189		$142
Cost of services and maintenance revenues	$1,419		$1,284		$1,041
Gross Margin Percentage
Products	75.5%		78.2%		85.8%
Subscription	38.2%		58.3%		59.5%
Services and maintenance	65.6%		61.0%		61.4%
Total	66.9%		66.1%		71.9%

Cost of Product Revenue

Cost of product revenue consists principally of the cost of producing our software products, the cost of manufacturing our hardware products and product distribution costs, including the cost of packaging, shipping, customs duties, and compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenue generated and result in higher gross margins than our subscription and services and maintenance businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

Costs of product revenue for the year ended December 31, 2014 increased $1.0 million, or 13%, to $8.4 million from $7.5 million for the year ended December 31, 2013.  The increase was primarily due to a $0.8 million increase in hardware costs and a $0.3 million increase in Original Equipment Manufacturer (“OEM”) royalty expense associated with higher sales of hardware.  Product gross margin decreased to 75.5% in 2014 from 78.2% in 2013 primarily due to the increase in hardware sales which have a lower gross margin than our enterprise and forensic software sales.

Cost of product revenue for the year ended December 31, 2013 decreased $0.5 million, or 6%, to $7.5 million from $8.0 million for the year ended December 31, 2012.  The decrease was primarily a result of a decrease in the cost of forensic hardware of approximately $0.9 million, offset by approximately $0.2 million increase in custom duty expense due to increased international sales and a $0.2 million increase in OEM royalty expense.  Product gross margin decreased to 78.2% in 2013 from 85.8% in 2012 primarily due to the decrease in enterprise and forensic software revenues, which have higher gross margins than forensic hardware sales.

Cost of Subscription Revenue

The cost of subscription revenue consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.

The cost of subscription revenue for the year ended December 31, 2014 increased $0.3 million, or 6%, to $4.6 million from $4.3 million for the year ended December 31, 2013.  The increase was primarily due to rent expense related to our data center which increased $0.7 million, partially offset by a $0.4 million reduction in employee-related costs due to the reduction in headcount. Subscription gross margin decreased to 38.2% in 2014 from 58.3% in 2013 primarily due to subscription revenues decreasing by 28%, while the cost of subscription revenue increased by 6%.

The cost of subscription revenue for the year ended December 31, 2013 increased $0.6 million, or 16%, to $4.3 million from $3.7 million for the year ended December 31, 2012.  The increase for the year was primarily due to the cloud-based document and production software products not becoming a part of our product mix until the completion of our acquisition of CaseCentral in February 2012.  The year end results for 2013 include a full year of costs of subscription revenue as compared to a partial year of costs of subscription revenue for 2012.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues are largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs.  The cost of maintenance revenue is primarily outsourced, but also includes employee compensation costs for customer technical support and related overhead costs.

The cost of services and maintenance revenues for the year ended December 31, 2014 decreased $2.8 million, or 11%, to $23.0 million from $25.8 million for the year ended December 31, 2013.  The decrease was primarily due to a $2.6 million decrease in cost of professional services due to a decrease in compensation and related expenses associated with a reduction in headcount.  Services and maintenance gross margin was 65.6% in 2014, compared to 61.0% in 2013.  The higher gross margin was primarily a result of services revenues decreasing by only 4%, while the cost of services decreased by 12%.

The cost of services and maintenance revenues for the year ended December 31, 2013 increased $1.1 million, or 4%, to $25.8 million from $24.7 million for the year ended December 31, 2012.  The increase in the cost of services and maintenance revenues for the year ended December 31, 2013, from 2012 was primarily due to an increase in costs of professional services.  The increased costs included compensation and related expenses associated with higher revenues and related travel.  Additionally, approximately $0.6 million of the increase in cost of services and maintenance revenues for the year ended December 31, 2013 was due to a full year of costs related to the acquisition of CaseCentral, whereas only a partial year of costs were captured in 2012.  Services and maintenance gross margin was 61.0% in 2013, compared to 61.4% in 2012.  The lower services and maintenance gross margin for the year ended December 31, 2013, from 2012, was primarily a result of training revenue decreasing by 10%, while the cost of training increased slightly.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2014	Change %	2013	Change %	2012
Selling and marketing expenses	$39,011	(6)%	$41,486	(2)%	$42,278
Research and development expenses	$22,998	(17)%	$27,744	13%	$24,458
General and administrative expenses	$18,350	5%	$17,403	(18)%	$21,224
Depreciation and amortization expenses	$7,426	(3)%	$7,678	12%	$6,859
As a percent of revenue:
Selling and marketing expenses	35.9%		37.5%		32.8%
Research and development expenses	21.2%		25.1%		18.9%
General and administrative expenses	16.9%		15.7%		16.4%
Depreciation and amortization expenses	6.8%		6.9%		5.3%
Share-based compensation included above:
Selling and marketing expenses	$1,308		$2,100		$1,639
Research and development expenses	$1,783		$2,044		$1,428
General and administrative expenses	$1,925		$1,872		$1,500

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

Selling and marketing expenses for the year ended December 31, 2014 decreased $2.5 million, or 6%, to $39.0 million from $41.5 million for the year ended December 31, 2013.  The decrease was primarily due to a $3.5 million decrease in compensation and other employee-related costs due to lower headcount, partially offset by an increase of $1.0 million in related realignment expense.

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

Research and development expenses for the year ended December 31, 2014 decreased $4.7 million, or 17%, to $23.0 million from $27.7 million for the year ended December 31, 2013.  The decrease is primarily related to a $5.5 million decrease in compensation and other employee-related expenses due to lower headcount, partially offset by an increase of $0.8 million of related realignment expense.

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

General and administrative expenses for the year ended December 31, 2014 increased $1.0 million, or 5%, to $18.4 million from $17.4 million for the year ended December 31, 2013.  The increase in general and administrative expenses was primarily attributable to $1.6 million in realignment expense associated with our reduction in headcount, partially offset by $0.6 million decrease in compensation costs, rent and other employee-related expenses associated with a lower headcount.

General and administrative expenses for the year ended December 31, 2013 decreased $3.8 million, or 18%, to $17.4 million from $21.2 million for the year ended December 31, 2012.  Approximately $2.0 million of the decrease was due to expenses related to the acquisition of CaseCentral incurred in 2012, $1.9 million of the decrease was due to legal fees incurred in connection with patent infringement complaints filed in 2011that were not filed in 2012 and 2013, partially offset by an increase of $0.6 million in bad debt expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets.  In 2014, 2013 and 2012, we invested $1.9 million, $13.2 million and $4.0 million, respectively, in capital equipment and leasehold improvements.

Depreciation and amortization expense for the year ended December 31, 2014 decreased $0.3 million, or 3%, to $7.4 million from $7.7 million for the year ended December 31, 2013.  The decrease was primarily due to a decrease of $0.3 million in amortization expenses as a result of certain of our acquired intangible assets being fully amortized.

Depreciation and amortization expense for the year ended December 31, 2013 increased $0.8 million, or 12%, to $7.7 million from $6.9 million for the year ended December 31, 2012, primarily as a result of depreciation of purchased property and equipment related to our relocation to our new headquarters in 2013.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the year ended December 31, 2014, we recorded income of $0.7 million as compared with income of $24,000 for the same period in 2013.  The increase was primarily due to a $0.6 million gain related to the sale of a domain name in May 2014.  For the year ended December 31, 2013, we recorded income of $24,000 compared with expense of $8,000 for the same period in 2012.  The change from 2013 to 2012 was primarily due to a decrease in interest expense.

Income Tax Provision

The effective tax rate in years 2014, 2013, and 2012 was 2.0%, 1.0%, and 10.5%, respectively.  In 2014, the effective tax rate differed from the federal statutory rate of 34% primarily due to the tax impact of deferred income tax adjustments, foreign income taxes, and the impact of providing a valuation allowance against Federal and California research and development credits and deferred tax assets.  The effective tax rate in 2013 differed from the federal statutory rate of 34% primarily due to the tax impact of deferred income tax adjustments, certain share-based compensation, and the impact of providing a valuation allowance against California research and development credits and deferred tax assets.  See Note 8 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

As of December 31, 2014, we had $18.4 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services.  Net cash used in operating activities was $0.6 million in 2014, compared with $2.9 million of cash provided by operating activities in 2013. The net cash used in operating activities in 2014 included a $14.7 million net loss, an increase of $1.2 million in trade receivables, an increase of $1.5 million in prepaid expenses and other assets and an increase of $3.7 million in deferred revenues in 2014. This compares to cash provided by operating activities of $2.9 million in 2013 which included a $21.5 million net loss, a decrease of $3.9 million in trade receivables, a decrease of $1.8 million in prepaid expenses and other assets, an increase of $2.7 million in accrued liabilities, and a decrease of $1.8 million in deferred revenues in 2013.

Net cash provided by operating activities was $2.9 million in 2013, compared with $9.4 million in 2012.  The decrease in cash provided by operations was primarily a result of a net loss of $21.5 million in 2013 compared to a net loss of 2.0 million in 2012, a decrease in trade receivables of $3.9 million for 2013 compared to an increase of $0.9 million for 2012, an decrease of $2.7 million in accrued liabilities for 2013 compared to an increase of $0.3 million for 2012, an increase of $2.1 million in accounts payable for 2013, compared with a decrease of $0.3 in 2012, and a decrease of $1.8 million in prepaid expenses and other assets for 2013, compared with a decrease of $0.1 million in 2012, offset by a decrease of $1.8 million in deferred revenues for 2013, compared to an increase of $0.6 million in 2012.

Net cash used in investing activities was $1.9 million in 2014 compared to $13.2 million in 2013 and $13.7 million in 2012.  Purchase of property and equipment was $1.9 million in 2014 compared to $13.2 million in 2013.  The decrease was primarily due to the purchase of property and equipment related to our relocation to our new headquarters in 2013.  The decrease in cash used in investing activities in 2013 compared to 2012 was primarily due to a decrease of $9.6 million used in the acquisition of CaseCentral in 2012, partially offset by an increase of $9.2 million in purchases of property and equipment related to our relocation to our new headquarters in 2013.

Net cash provided by financing activities was $1.0 million in 2014 compared to cash used in financing activities of $2.3 million in 2013 and $0.2 million in 2012.  Cash provided by financing activities in 2014 included $1.1 million in proceeds from the exercise of our stock options, partially offset by $0.2 million in principal payments on capital leases and other obligations.  Cash used in financing activities in 2013 included $2.8 million repurchases and withholding of common stock, and $1.2 million of principal payments on capital leases and other obligations, partially offset by $1.7 million of proceeds from the exercise of stock options.  Cash used in financing activities in 2012 included $2.1 million of repurchases and withholding of common stock and $1.5 million of principal payments on capital leases and other obligations, partially offset by $3.4 million in proceeds from stock option exercises.

On July 12, 2012, we entered into a Loan and Security Agreement (as amended or supplemented from time to time, the “Loan Agreement”) with a bank.  On October 31, 2013, we entered into a modification agreement (“Modification Agreement”) of the Loan Agreement with the bank to modify certain financial covenants pertaining to the Loan Agreement.  On September 30, 2014, the Loan Agreement expired.  To secure our remaining letters of credit outstanding, we established a cash collateral account with the bank in the amount of $0.2 million.

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

As of December 31, 2014, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Contractual Obligations and Commitments

On February 21, 2012, we acquired CaseCentral, a privately-held provider of cloud-based document review and production software for approximately $21.1 million, consisting of $9.6 million in cash (net of $1.4 million in cash acquired), $9.5 million in Company common stock and contingent consideration with an acquisition date fair value of $0.6 million.  Depending on CaseCentral’s SaaS revenues, we may be required to pay up to a maximum of $33.0 million in cash to CaseCentral’s former shareholder over three 12-month periods ending March 31, 2013, 2014 and 2015.  We did not pay any contingent consideration with respect to the first two 12-month periods ending March 31, 2013 and 2014.  At December 31, 2014, the fair value of the contingent consideration for the final 12-month period was estimated to be zero.

At December 31, 2014, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$181	$73	$108	$—	$—
Non-cancelable operating lease obligations	$32,640	$4,580	$11,574	$6,506	$9,980
Purchase obligations	$846	$846	$—	$—	$—

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

On February 29, 2012, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which was renewed by the Company at the expiration of the two-year period ending November 2014.  The $1.8 million was payable in eight quarterly installments of $229,000, with the final installment being paid in January 2014.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

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

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The Colocation Lease expires on June 30, 2018.  The Colocation Lease will serve as our new data center, replacing our former San Francisco location obtained in the CaseCentral acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building is the new location of our San Francisco office.  The San Francisco Lease commenced on January 1, 2015 and expires in January 2020.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.

On November 13, 2014, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate software as a component of its products through March 2018.  The agreement also provides for maintenance and support over a three-year period, which may be renewed by the Company at the expiration of the three-year period ending March 2018.  The $1.5 million is payable in three annual installments of $492,000, with the final installment being paid in November 2016.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock.  Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price.  Repurchased shares are held in Treasury Stock and have not been retired.  As of December 31, 2014, we had approximately $3.6 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld zero shares from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the year ended December 31, 2014.  For years ended December 31, 2013 and 2012, approximately 284,000, and 207,000 common shares, respectively.  Withheld shares are held in Treasury Stock and have not been retired.  The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Revenue Recognition for Multiple-Element Arrangements — Hardware, SaaS and Nonsoftware-Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware-related SaaS subscription and nonsoftware-related services, such as consulting services, at the same time or within close proximity of one another (referred to as nonsoftware multiple-element arrangements).  Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us.  We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor, or could be resold by the customer.  Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.  For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues ratably over the delivery period.  For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

Goodwill and indefinite-lived intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Intangibles — Goodwill and Other (ASC 350).  Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1, 2013, the Company adopted the ASU 2011-08 issued by the Financial Accounting Standards Board (“FASB”) for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  We performed a quantitative assessment for our goodwill and indefinite-lived assets as of October 1, 2014, and determined they were not impaired.

Our goodwill impairment analysis for the year ended December 31, 2014 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 140% to over 450%, and are not considered by management to be at risk of failing step one of the impairment test. The estimated fair value of the subscription reporting unit, with $6.9 million of goodwill, exceeded its carrying value by 18%. The significant assumptions that drive the estimated fair value are projected future cash flows, growth rates, and weighted average cost of capital and market multiples. Due to the subjectivity of these assumptions, the subscription reporting unit may be at greater risk for goodwill impairment if actual results differ from our projections or there are significant changes in market and economic factors affecting fair value.  Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. Additionally, one customer represents approximately 47% of our subscription revenue for the year ended December 31, 2014.  If we were to lose this specific customer, our subscription operations and therefore future cash flows would be adversely affected.

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

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations.  During the year-ended December 31, 2014, we recorded $0.7 million in additional stock compensation expense for modified terms related to certain terminated employees’ stock options and restricted stock awards, offset by a reversal of $0.9 million of stock compensation expense related to the cancellations associated with the terminations of awards that did not vest.  As of December 31, 2014, there was approximately $0.4 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 4 years and approximately $14.1 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.  We expect to record approximately $6.1 million in share-based compensation in 2015 related to options and restricted stock awards outstanding at December 31, 2014.  See Note 11 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2014, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 8.                                 Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.                     Controls and Procedures

Management, with the participation of the interim Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Controls—Integrated Framework.  Based on the results of this assessment, management (including our interim Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014, issued by our independent registered public accounting firm, Ernst and Young, LLP, is included under Item 9B.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item  9B.                     Other Information

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Guidance Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Guidance Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Guidance Software, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the ended December 31, 2014 of Guidance Software, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2015

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)
3.2(10)	Fourth Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)
10.2(7)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #
10.3(8)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #
10.4(9)	Amended and Restated Employment Agreement, dated February 23, 2011, by and between Guidance Software, Inc. and Victor Limongelli. #
10.5(3)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #
10.6(3)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #
10.7(3)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #
10.8(3)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #
10.9(4)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #
10.10(2)	Form of Tax Matters Agreement. (Exhibit 10.10)
10.11(16)	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc., as amended February 29, 2012.
10.12(2)	Form of Indemnification Agreement. (Exhibit 10.13)
10.13(11)	Form of Second Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Appendix 1) #
10.14(5)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #
10.15(5)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #
10.16(6)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #
10.17(8)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #
10.18(8)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #
10.19(8)	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. (Exhibit 10.23) #
10.20(12)	Offer Letter, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.22) #
10.21(12)	Employment Agreement, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.23) #
10.22(13)	Loan and Security Agreement, dated July 12, 2012, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 10.1)
10.23(17)	Modification Agreement, dated October 30, 2013, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 20.1)
10.24(14)	Agreement and Plan of Merger, dated as of February 7, 2012, by and among CaseCentral, Inc., Guidance Software, Inc., Cloud Acquisition Corp. and Shareholder Representative Services, LLC. (Exhibit 2.1)
10.25(15)	Office Lease Agreement by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated July 26, 2012. (Exhibit 10.1)
10.26(16)	Employment Agreement dated June 1, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.27(16)	Amendment to Employment Terms, dated November 5, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.28(16)	Offer Letter, dated April 15, 2009, by and between Guidance Software, Inc. and Amanda Berger. #
10.30(18)	Colocation License Agreement, dated December 18, 2013, by and between Digital 2121 South Price, LLC and Guidance Software, Inc.
10.31(18)	Office Lease, dated June 30, 2014, by and between OTR and Guidance Software, Inc.

10.32(19)	Loan and Security Agreement, dated August 29, 2014, by and among Guidance Software, Inc., Guidance Tableau LLC, CaseCentral, Inc. and Silicon Valley Bank.
10.34 (20)	Second Amendment to Employment Terms, dated December 1, 2014 by and between Guidance Software, Inc. and Barry Plaga. #
10.35	Modification Letter to Extend Expiration Date for Bank of the West Loan and Security Agreement.
10.36	MongoDB Software License Distribution Agreement dated as of November 13, 2014, by and between MongoDB and Guidance Software, Inc.
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)                 Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

(4)                 Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on August 7, 2008.

(5)                 Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on November 13, 2009.

(6)                Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on November 24, 2009.

(7)                 Incorporated by reference to Guidance Software Inc.’s Definitive Proxy Statement filed on March 30, 2010.

(8)                 Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

(9)                 Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 1, 2011.

(10)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

(11)          Incorporated by reference to Guidance Software, Inc.’s Definitive Proxy Statement filed on March 23, 2012.

(12)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

(13)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 17, 2012.

(14)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 8, 2012.

(15)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 27, 2012.

(16)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012

(17)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on November 5, 2013.

(18)           Incorporated by reference to Guidance Software, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2014.

(19)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on September 5, 2014.

(20)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on December 4, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited the accompanying consolidated balance sheet of Guidance Software, Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended December 31, 2014. Our audit also included the financial statements schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guidance Software, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guidance Software, Inc.

Pasadena, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Guidance Software, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2012. Our audit also included the financial statement schedule for the year ended December 31, 2012 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Guidance Software, Inc. and subsidiaries’ operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 21, 2013

(February 24, 2014 as to the effect of the prior period correction discussed in Note 2)

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$18,355	$19,919
Restricted cash	153	—
Trade receivables, net of allowance for doubtful accounts of $634 and $815, respectively	20,255	19,027
Inventory	2,684	1,928
Prepaid expenses and other current assets	5,054	4,148
Total current assets	46,501	45,022
Long-term assets:
Property and equipment, net	14,558	18,464
Intangible assets, net	7,766	9,953
Goodwill	14,632	14,632
Other assets	2,370	1,160
Total long-term assets	39,326	44,209
Total assets	$85,827	$89,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,919	$5,517
Accrued liabilities	8,407	10,148
Capital lease obligations	67	182
Deferred revenues	39,128	37,316
Total current liabilities	53,521	53,163
Long-term liabilities:
Deferred rent	7,661	7,058
Other long-term liabilities	645	158
Deferred revenues	6,232	4,347
Deferred tax liabilities	584	465
Total long-term liabilities	15,122	12,028
Commitments and contingencies (Notes 10 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,155,000 and 30,539,000 shares issued, respectively; 29,376,000 and 28,760,000 shares outstanding, respectively	25	25
Additional paid-in capital	110,265	102,392
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(81,627)	(66,898)
Total stockholders’ equity	17,184	24,040
Total liabilities and stockholders’ equity	$85,827	$89,231

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product revenue	$34,412	$34,203	$56,116
Subscription revenue	7,406	10,345	9,202
Services and maintenance revenues	66,838	65,976	64,152
Total revenues	108,656	110,524	129,470

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	8,427	7,450	7,982
Cost of subscription revenue	4,574	4,314	3,722
Cost of services and maintenance revenues	23,005	25,756	24,733
Total cost of revenues (excluding amortization and depreciation, shown below)	36,006	37,520	36,437

Operating expenses:
Selling and marketing	39,011	41,486	42,278
Research and development	22,998	27,744	24,459
General and administrative	18,350	17,403	21,224
Depreciation and amortization	7,426	7,678	6,859
Total operating expenses	87,785	94,311	94,820

Operating loss	(15,135)	(21,307)	(1,787)

Other income and expense:
Interest income	13	22	39
Interest expense	(12)	(34)	(72)
Other income, net	669	36	25
Total other income and expense	670	24	(8)

Loss before income taxes	(14,465)	(21,283)	(1,795)
Income tax provision	264	217	188
Net loss	$(14,729)	$(21,500)	$(1,983)

Net loss per common share—basic	$(0.55)	$(0.83)	$(0.08)
Net loss per common share—diluted	$(0.55)	$(0.83)	$(0.08)

Shares used in the calculation of net loss per common share— basic	26,758	25,757	24,577
Shares used in the calculation of net loss per common share— diluted	26,758	25,757	24,577

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2013, and 2014

(in thousands)

							Total
			Additional				Stockholders’
	Common Stock		Paid-in	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2011, as previously reported	23,342	$23	$74,297	1,288	$(6,594)	$(43,415)	$24,311
Correction (See Note 2)	1,909	—	—	—	—	—	—
Balances at December 31, 2011, as corrected	25,251	23	74,297	1,288	(6,594)	(43,415)	24,311
Stock issued in acquisition	850	1	9,497	—	—	—	9,498
Share-based compensation	—	—	5,851	—	—	—	5,851
Exercise of stock options	647	1	3,392	—	—	—	3,393
Grant of restricted stock awards, net of forfeitures	1,251	—	—	—	—	—	—
Common stock repurchased or withheld	(207)	—	—	207	(2,050)	—	(2,050)
2012 net loss	—	—	—	—	—	(1,983)	(1,983)
Balances at December 31, 2012, as corrected	27,792	25	93,037	1,495	(8,644)	(45,398)	39,020
Share-based compensation	—	—	7,626	—	—	—	7,626
Exercise of stock options	293	—	1,729	—	—	—	1,729
Grant of restricted stock awards, net of forfeitures	959	—	—	—	—	—	—
Common stock repurchased or withheld	(284)	—	—	284	(2,835)	—	(2,835)
2013 net loss	—	—	—	—	—	(21,500)	(21,500)
Balances at December 31, 2013	28,760	25	102,392	1,779	(11,479)	(66,898)	24,040
Share-based compensation	—	—	6,694	—	—	—	6,694
Exercise of stock options	244	—	1,179	—	—	—	1,179
Grant of restricted stock awards, net of forfeitures	372	—	—	—	—	—	—
2014 net loss						(14,729)	(14,729)
Balances at December 31, 2014	29,376	$25	$110,265	1,779	$(11,479)	$(81,627)	$17,184

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net loss	$(14,729)	$(21,500)	$(1,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,426	7,678	6,859
Provision for doubtful accounts	—	600	(47)
Share-based compensation	6,694	7,626	5,851
Reduction in contingent consideration payable	—	(600)	—
Gain on sale of domain name	(630)	—	—
Deferred taxes	87	78	86
Loss on disposal of assets	249	184	85
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(153)	—	—
Trade receivables	(1,228)	3,931	(933)
Inventory	(756)	80	(614)
Prepaid expenses and other assets	(1,453)	1,798	131
Accounts payable	1,296	2,104	(285)
Accrued liabilities	(1,138)	2,663	(326)
Deferred revenues	3,697	(1,789)	570
Net cash (used in) provided by operating activities	(638)	2,853	9,394

Investing Activities:
Purchase of property and equipment	(1,911)	(13,231)	(4,022)
Acquisition, net of cash acquired	—	—	(9,642)
Net cash used in investing activities	(1,911)	(13,231)	(13,664)

Financing Activities:
Proceeds from the exercise of stock options	1,179	1,729	3,393
Common stock repurchased or withheld	—	(2,835)	(2,050)
Principal payments on capital leases and other obligations	(194)	(1,203)	(1,515)
Net cash provided by (used in) financing activities	985	(2,309)	(172)
Net decrease in cash and cash equivalents	(1,564)	(12,687)	(4,442)
Cash and cash equivalents, beginning of year	19,919	32,606	37,048
Cash and cash equivalents, end of year	$18,355	$19,919	$32,606

Supplemental disclosures of cash flow information:
Interest expense paid	$13	$38	$68
Income taxes paid	$94	$43	$47

Supplemental disclosures of non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$281	$409	$202
Capital lease obligations incurred to acquire assets	$76	$141	$131
Third party software financing	$—	$—	$1,800
Contingent consideration included in the purchase price of acquisition	$—	$—	$600
849,554 shares of common stock issued as part of the purchase price of acquisition	$—	$—	$9,498

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006.  Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we,” “our,” or the “Company.” Headquartered in Pasadena, California, Guidance is a global provider of software and hardware solutions to conduct digital investigations.

Our main products are: EnCase® Enterprise, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location;  EnCase® eDiscovery, which automates the search, collection, preservation and processing of electronically stored information for litigation and compliance purposes; EnCase® Cybersecurity, which provides the ability to identify potential threats and analyze them, identify other advanced hacking techniques that evade traditional network or host-based defenses, provides investigative capabilities that target confidential or sensitive data, and mitigates risk by removing sensitive data from unauthorized locations;  EnCase® Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings.  In 2009, we launched EnCase® Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase® software in a wide range of field applications through the use of a portable device and in May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc.  In September 2013, we added EnCase® Analytics, a security intelligence product designed to derive insights from the data generated by endpoint activity.  In addition, we complement our offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and include the accounts of Guidance and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Prior Period Correction

In the Company’s Annual Report on Form 10-K for 2013 the Company disclosed that subsequent to the issuance of the 2012 consolidated financial statements, management concluded that certain share data had been incorrectly reported.  The Company’s restricted stock award agreements provide that holders of the restricted stock awards shall have all the rights of a stockholder upon the grant date, including the right to vote as a stockholder.  As such, these shares are considered issued and outstanding on the date of grant.  Historically, the Company excluded unvested restricted stock awards from the presented quantity of common shares issued and outstanding.  The table below highlights the previously reported common stock balances and corrections necessary to reflect the restricted stock awards as issued and outstanding upon the grant date (in thousands).

	Common Stock Issued			Common Stock Outstanding
	Previously Reported	Correction	As Corrected	Previously Reported	Correction	As Corrected
December 31, 2011	24,630	1,909	26,539	23,342	1,909	25,251
Stock issued in acquisition	850	—	850	850	—	850
Exercise of stock options	647	—	647	647	—	647
Grant of restricted stock awards, net of forfeitures	—	1,251	1,251	—	1,251	1,251
Vesting of restricted stock awards	649	(649)	—	649	(649)	—
Common stock repurchased or withheld	—	—	—	(207)	—	(207)
December 31, 2012 balance	26,776	2,511	29,287	25,281	2,511	27,792

As a result of this change, the Consolidated Statements of Stockholders’ Equity for 2012 was updated to include unvested restricted stock awards.  Basic and diluted net income (loss) per common share did not change for the twelve months ended December 31, 2012.

The Company and the Audit Committee have determined that these corrections are not material to the prior periods, the trend of earnings, and the annual 2012 consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, contingent consideration, goodwill and long-lived asset impairment, non-monetary transactions, commitments, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Cash and Cash Equivalents

We invest excess cash in money market funds and highly liquid debt instruments of the US government and its agencies.  Highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash and cash equivalents.

Restricted Cash

At December 31, 2014, we had $0.2 million of restricted cash held as collateral on outstanding letters of credit, related to our San Francisco office lease.

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

Application of the impairment test requires significant judgment to estimate the fair value.  Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.  See Note 7 — Goodwill and Other Intangibles.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing.  At December 31, 2014, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Uninsured balances aggregate approximately $18.0 million as of December 31, 2014.  At December 31, 2014, all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

Revenue Recognition for Multiple-Element Arrangements — Hardware, SaaS and Nonsoftware-Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware-related SaaS subscription and nonsoftware-related services, such as consulting services, at the same time or within close proximity of one another (referred to as nonsoftware multiple-element arrangements).  Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us.  We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor, or could be resold by the customer.  Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.  For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues ratably over the delivery period.  For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

Commissions

Although we expense our sales commissions at the time a sale is invoiced to the customer, revenues from certain of our products are recognized over the relevant performance or license period.  Accordingly, for those products, we generally experience a delay between when sales commissions are expensed and when we recognize the corresponding revenue.

Leases

We lease office facilities under operating leases and certain equipment under capital leases, and account for those leases in accordance with Leases (ASC 840).  For operating leases that contain rent escalation or rent concession provisions, the total rent expense during the lease term is recorded on a straight-line basis over the term of the lease, with the difference between rent payments and the straight-line rent expense recorded as deferred rent in the accompanying Consolidated Balance Sheets.

Advertising Costs

Advertising costs are charged to operations as incurred and were $0.6 million as of December 31, 2014, and not significant for other periods presented.

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

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses, which were not material to any years presented, are included as a component of general and administrative expense in current period earnings.

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

Realignment Expense

As a result of reducing headcount and consolidating office space during 2014, we have incurred realignment expenses of $3.6 million.  Included in the realignment expense is $3.2 million of severance expense and $0.4 million to accrue for the present value of lease payments for abandoned office space.  The severance costs are included in cost of services and maintenance revenues, selling and marketing, research and development and general and administrative expenses, based on the employees’ cost center assignments prior to termination.  Lease abandonment charges are included in general and administrative expenses.

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

In connection with the CaseCentral acquisition, we may be required to pay former CaseCentral shareholders a total of up to $33 million with respect to the three 12-month periods (“earn-out periods”) starting April 1, 2012.  The amount of contingent consideration payable with respect to each of the earn-out periods is equal to 35% of certain qualifying CaseCentral SaaS revenues and EnCase® eDiscovery revenues in excess of $11.1 million during each of the three earn-out periods and is limited to $3.0 million for the first earn-out period, a cumulative total of $13.0 million for the first and second earn-out periods and a cumulative total of $33.0 million for all three earn-out periods.  Any earn-out consideration is payable within 65 days after the end of the applicable earn-out period.  At December 31, 2014 and 2013, the fair value of the contingent consideration, which is calculated by summing the present values of various probability-weighted possible outcomes, was estimated to be zero.  We incurred $2.0 million in acquisition-related costs during the year ended December 31, 2012 which were expensed as incurred and included in general and administrative expenses.

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

The following are the unaudited pro forma condensed consolidated financial statements of the combined entity for the year ended December 31, 2012 assuming the business combination had occurred on January 1, 2012, (in thousands, except per share amounts).

Year Ended
December 31, 2012
Total revenues	$132,141
Total net expenses	135,840
Income (loss) before income taxes	(3,699)
Income tax provision	188
Net income (loss)	$(3,887)
Net income (loss) per share — basic and diluted	$(0.16)

Note 4.    Net Loss Per Share

Earnings Per Share (ASC 260) defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method.  The Company’s nonvested restricted stock awards qualify as participating securities.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Basic loss per common share:
Numerator:
Net loss	$(14,729)	$(21,500)	$(1,983)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(14,729)	$(21,500)	$(1,983)
Denominator:
Basic weighted average shares outstanding	26,758	25,757	24,577
Net loss per basic common share	$(0.55)	$(0.83)	$(0.08)

Diluted loss per common share:
Numerator:
Net loss	$(14,729)	$(21,500)	$(1,983)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(14,729)	$(21,500)	$(1,983)
Denominator:
Basic weighted average shares outstanding	26,758	25,757	24,577
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	26,758	25,757	24,577
Net loss per diluted common share	$(0.55)	$(0.83)	$(0.08)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,765,000, 2,132,000 and 1,599,000 shares as of December 31, 2014, 2013 and 2012, respectively.

Note 5. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth inventory by major classes:

	December 31,
	2014	2013
	(in thousands)
Components	$1,121	$777
Finished goods	1,563	1,151
Total inventory	$2,684	$1,928

Note 6.   Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2014	2013
	(in thousands)
Leasehold improvements	$11,762	$12,304
Computer hardware and software	22,376	21,435
Office equipment and furniture	4,138	4,205
Computers and office equipment under capital leases	395	416
Assets not yet placed in service	250	784
	38,921	39,144

Accumulated depreciation	(24,363)	(20,680)
Property and equipment, net	$14,558	$18,464

Accumulated amortization related to capital leases was $0.3 million for the years ended December 31, 2014 and 2013.

Depreciation and amortization expense related to property and equipment, including equipment under capital leases, was $5.2 million, $5.2 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7. Goodwill and Other Intangibles

The Company’s goodwill balance has been assigned to its reportable segments as follows (in thousands):

	Products	Subscription	Professional Services	Training	Maintenance	Unassigned	Total
Goodwill balance, December 31, 2012	$3,711	$—	$—	$—	$—	$10,921	$14,632
Goodwill assigned	—	6,935	3,986	—	—	(10,921)	—
Goodwill balance, December 31, 2013	$3,711	$6,935	$3,986	$—	$—	$—	$14,632
Goodwill balance, December 31, 2014	$3,711	$6,935	$3,986	$—	$—	$—	$14,632

The following table summarizes goodwill (in thousands):

Goodwill
Balance, December 31, 2012	$14,632
Additions	—
Balance, December 31, 2013	$14,632
Additions	—
Balance, December 31, 2014	$14,632

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have six reporting units: Hardware Products, Software Products, Subscription, Professional Services, Maintenance, and Training.

Our goodwill impairment analysis for the year ended December 31, 2014 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 140% to over 450%, and are not considered by management to be at risk of failing step one of the impairment test. The estimated fair value of the subscription reporting unit, with $6.9 million of goodwill, exceeded its carrying value by 18%. The significant assumptions that drive the estimated fair value are projected future cash flows, growth rates, and weighted average cost of capital and market multiples. Due to the subjectivity of these assumptions, the subscription reporting unit may be at greater risk for goodwill impairment if actual results differ from our projections or there are significant changes in market and economic factors affecting fair value.  Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. Additionally, one customer represents approximately 47% of our subscription revenue for the year ended December 31, 2014.  If we were to lose this specific customer, our subscription operations and therefore future cash flows would be adversely affected.

If a quantitative assessment is necessary a two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values; however, there were no indefinite-lived intangible assets as of December 31, 2014 and 2013.

In February 2012, the Company acquired CaseCentral resulting in acquired intangible assets. With the exception of customer relationships, which are amortized on a double-declining basis, the acquired intangible assets are being amortized on a straight line basis over their estimated useful lives.

Amortization expense for intangible assets with finite lives was $2.2 million, $2.5 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(2,430)	$3,370	$5,800	$(1,648)	$4,152
Existing and developed technology	2,300	(2,300)	—	2,300	(2,042)	258
Customer relationships	6,475	(3,143)	3,332	6,475	(2,315)	4,160
Trade names	2,100	(1,122)	978	2,100	(843)	1,257
Covenant not-to-compete	200	(114)	86	200	(74)	126
Total	$16,875	$(9,109)	$7,766	$16,875	$(6,922)	$9,953

The following table summarizes the estimated remaining amortization expense through the year 2019 and thereafter (in thousands):

Year ending	Amortization Expense
2015	$1,652
2016	1,499
2017	1,399
2018	1,392
2019	816
Thereafter	1,008
Total amortization expense	$7,766

Note 8.                      Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$—	$—	$—
State	9	38	52
Foreign	168	101	50
	177	139	102
Deferred:
Federal	84	84	75
State	6	8	11
Foreign	(3)	(14)	—
	87	78	86
	$264	$217	$188

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Federal income tax benefit at statutory rate	$(4,918)	$(7,236)	$(610)
State income taxes, net of federal benefit	(1,131)	(1,302)	(350)
Foreign income taxes, net of federal benefit	107	53	33
Share-based compensation	(9)	221	(110)
Change in valuation allowance affecting income tax expense	6,483	10,804	717
Research and development tax credits	(437)	(1,254)	—
Other tax credits	—	(898)	—
Nondeductible meal and entertainment expense	74	108	109
Nondeductible stock acquisition related expense	—	—	392
State tax law changes	—	—	383
Deferred income tax adjustments	82	(77)	(360)
Other, net	13	(202)	(16)
	$264	$217	$188

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Accrued expenses	$4,122	$4,340
Deferred revenues	1,567	1,066
Share-based compensation	2,035	3,811
Tax credits	7,707	6,478
Net operating losses	25,761	19,321
Depreciable assets	361	1,711
Prepaids/other	281	259
Total deferred tax assets	41,834	36,986
Deferred tax liabilities:
Intangible assets	(1,282)	(1,909)
Goodwill	(418)	(333)
Total deferred tax liabilities	(1,700)	(2,242)
Net deferred tax assets prior to valuation allowance	40,134	34,744
Valuation allowance	(40,552)	(35,064)
Net deferred tax liabilities	$(418)	$(320)

Our foreign income is not a material component of total income (loss) before provision for income taxes.  We intend to reinvest the earnings of our non-U.S. subsidiary.  Undistributed earnings in our foreign subsidiary are not significant as of December 31, 2014.

Our valuation allowance increased by $5.5 million from $35.1 million as of December 31, 2013 to $40.6 million as of December 31, 2014.  Our valuation allowance increased $12.5 million to $35.1 million as of December 31, 2013.  We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets.  In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.  A cumulative taxable loss in recent years makes it more difficult for us to realize our deferred tax assets.  We have had three years of cumulative U.S. tax losses and can no longer rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets.  As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

As of December 31, 2014, we have federal and state research and development tax credit carryforwards of approximately $4.3 million and $5.2 million, respectively.  The federal tax credits begin to expire in 2026.  The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2014, our federal and state net operating loss carryforwards for income tax purposes are approximately $72.0 million and $56.0 million, respectively, which expire at various dates through 2034.  Our federal and California NOLs have increased significantly as a result of acquired NOL carryforwards through our stock acquisition of CaseCentral Inc. in 2012.  The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations as defined in section 382 of the Internal Revenue Code, as amended.

Included in the NOL deferred tax asset above is approximately $4.0 million of deferred tax asset attributable to excess stock option deductions.  Due to a provision within ASC 718, Compensation — Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows Income Taxes (ASC 740) ordering to determine when such NOL has been realized.

We file income tax returns with the Internal Revenue Service, and the taxing authorities of various state and foreign jurisdictions.  We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  A reconciliation of our total unrecognized tax benefits at December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$703	$507	$445
Additions based on tax positions in the current period	268	196	62
Balance at end of year	$971	$703	$507

Our unrecognized tax benefit as of December 31, 2014 is $1.0 million.  We are subject to routine corporate income tax audits in the United States and foreign jurisdictions.  Due to the net operating loss carryforwards, the Company’s United States federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our Consolidated Balance Sheets.  Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate.  Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision.  Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Due to the overall tax loss position of the Company, we have not accrued or paid for interest and penalties in 2014, 2013 and 2012.  The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

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

As of December 31, 2014, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 10.                Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2024.  The present value of the remaining future minimum lease payments under capital leases is recorded in the Consolidated Balance Sheets.  The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Minimum Lease Payments
2015	73	4,580	4,653
2016	59	3,853	3,912
2017	38	3,892	3,930
2018	11	3,829	3,840
2019	—	3,456	3,456
Thereafter	—	13,030	13,030
Total	$181	$32,640	$32,821
Less amounts representing interest (2.5%—8.0%)	(11)
	$170

Rent expense related to operating leases for 2014, 2013 and 2012 was approximately $4.9 million, $6.2 million and $5.2 million, respectively.  During the years ended December 31, 2014, 2013 and 2012, we did not have sublease rental income.

Note 11.                Employee Benefit Plans

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

A summary of stock option activity follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2013	2,169	$9.34	3.5	$4,432
Granted	150	5.89
Exercised	(244)	4.83
Forfeited or expired	(660)	12.33

Outstanding, December 31, 2014	1,415	8.36	2.8	$1,589

Exercisable, December 31, 2014	1,265	$8.65	2.0	$1,385

We define in-the-money options at December 31, 2014 as options that had exercise prices that were lower than the $7.25 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the approximately 3,734,000 options that were in-the-money at that date, of which approximately 584,000 were exercisable.  The total intrinsic value of stock options exercised, determined as of the date of exercise, was $1.1 million, $1.5 million and $3.4 million during the years 2014, 2013 and 2012, respectively.

The following summarizes information about options unvested at December 31, 2014 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options expected to vest	111	$5.89	9.9	$151

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  The terms of the awards granted under the Second Amended and Restated Plan are determined at the time of grant, and vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value

Outstanding, December 31, 2013	2,653	$9.17
Granted	1,259	8.15
Vested and issued	(966)	8.60
Forfeited	(887)	9.66

Outstanding, December 31, 2014	2,059	$8.60

The total grant date fair value of shares vested under such grants during 2014, 2013 and 2012 was $8.3 million, $6.3 million and $4.0 million, respectively.

Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (ASC 718).   Compensation expense for stock options is recognized using the Black-Scholes option pricing model to determine the grant date fair value of share-based payments and recognize that cost, net of an estimated forfeiture rate, as compensation expense on a straight-line basis over the vesting period. Stock awards generally vest 25% annually over a four-year service period.  The determination of the grant date fair value of share-based awards using that model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated number of years that we expect employees to hold their stock options (the option “expected term”) and our expected stock price volatility, risk-free interest rates and dividends to be paid on our stock over that term.

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (no stock options were awarded in 2012 and 2013):

Year ended December 31, 2014
Risk-free interest rate	1.81%
Dividend yield	—%
Expected life (years)	5.81
Volatility	47.46%
Weighted average grant date fair value	$2.72

When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience.  The volatility of our common stock is estimated at the date of grant based on the volatility of our publicly traded common stock over the prior 24 months.  The volatility is calculated based on the adjusted close price each day from a composite index. The risk-free interest rate used in option valuation is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent expected terms. We use a dividend yield of zero in the Black-Scholes model, as we have no expectation we will pay any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation (ASC 718) also requires that we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the forfeiture rate for all expense amortization after the grant date is recognized in the period the forfeiture estimate is changed.

During the year ended December 31, 2014, we recorded $0.6 million in additional share-based compensation expense for the accelerated vesting of a certain employee’s restricted stock awards.  The original vesting was to occur during the first quarter of 2015; however, due to the modified terms, the awards vested during the fourth quarter of 2014.

The following table summarizes the share-based compensation expense we recorded:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock option awards	$54	$156	$343
Restricted stock awards	6,640	7,470	5,508
Share-based compensation expense	$6,694	$7,626	$5,851

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of product revenue	$131	$137	$101
Cost of subscription revenue	128	189	142
Cost of services and maintenance revenues	1,419	1,284	1,041
Selling and marketing	1,308	2,100	1,639
Research and development	1,783	2,044	1,428
General and administrative	1,925	1,872	1,500
Total share-based compensation	$6,694	$7,626	$5,851

As of December 31, 2014, there was approximately $403,000 of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 4.0 years and approximately $14.5 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.  We expect to record approximately $6.1 million in share-based compensation in 2015 related to options and restricted stock awards outstanding at December 31, 2014.

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 75% of their semi-monthly earnings, up to the maximum limit set by the IRS each year.  We match $0.50 on each dollar up to 6% of the employee’s semi-monthly contribution.  Additionally, the Company may make discretionary contributions to the Plan regardless of profitability.  We recorded contribution related expense of approximately $0.9 million, $1.1 million and $1.0 million in the years 2014, 2013 and 2012, respectively.

Note 12.                Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.  As of December 31, 2014, we had approximately $3.6 million remaining under this authorization.  Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors.  For the years ended December 31, 2014, 2013, and 2012 we withheld approximately  zero, 284,000, and 207,000 common shares from employees for personal income tax purposes upon the vesting of restricted stock awards. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	4,280	4,280	—	—
Total assets	$6,286	$6,286	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,005	$2,005	$—	$—
Money market accounts	269	269	—	—
Total assets	$2,274	$2,274	$—	$—

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

CaseCentral Contingent Consideration

The Company had obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS revenue thresholds were achieved during the three 12-month periods starting April 1, 2012.  The fair value of this contingent consideration was determined using an expected present value technique.  Expected cash flows were determined using the probability - weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There was no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration was classified within Level 3, as described above.

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

As of December 31, 2014 and  December 31, 2013, the fair value of the contingent consideration is zero based on forecasted revenues for the remainder of the earn-out period.  As of December 31, 2012, the fair value of the contingent consideration current liability is included in the Consolidated Balance Sheets in accrued liabilities and the non-current portion is included in contingent earn-out, net of current portion.

Note 14.                Contractual Obligations, Commitments and Contingencies

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

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building is the new location of our San Francisco office.  The San Francisco Lease commenced on January 1, 2015 and expires in January 2020.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.

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

Third-party Software Licenses

During the year ended December 31, 2012, the Company entered into a $1.5 million third-party software license agreement that authorizes the Company to integrate database software as a component of its products through November 2015.  The agreement also provides for maintenance and support over a two-year period for $0.3 million, which was renewed by the Company after the expiration of the two-year period ending November 2014. The $1.8 million was payable in eight quarterly installments of $229,000, with the final installment being paid in January 2014.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

During the year ended December 31, 2014, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate software as a component of its products through March 2018.  The agreement also provides for maintenance and support over a three-year period, which may be renewed by the Company at the expiration of the three-year period ending March 2018.  The $1.5 million is payable in three annual installments of $492,000, with the final installment being paid in November 2016.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

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

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  Although a financial loss is reasonably possible from currently pending MyKey cases, the Company is unable to estimate a range of reasonably possible financial losses due to various reasons, including, among others, that (1) certain of the proceedings are still at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.  In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The balance for the years in which the statute of limitation has not expired is approximately $1.2 million, including interest of approximately $0.4 million as of December 31, 2014.  The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit.

Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

Note 15.    Segment Information

We apply the guidance in Segment Reporting (ASC 280) based on our internal organization and reporting of revenue and other performance measures.  Our segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker is our Chief Executive Officer.  We have five operating segments, as summarized below:

•                  Products segment— Includes EnCase® Enterprise, EnCase® Cybersecurity, EnCase®  Analytics, EnCase® eDiscovery, EnCase® Forensic, EnCase® Portable, Premium License Support Program and hardware sales.

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

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to segments.  Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Year Ended December 31, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$34,412	$7,406	$17,999	$8,928	$39,911	$108,656
Cost of revenues	8,427	4,574	14,929	5,882	2,194	36,006
Segment profit	$25,985	$2,832	$3,070	$3,046	$37,717	72,650
Total operating expenses						87,785
Operating loss						$(15,135)

	Year Ended December 31, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$34,203	$10,345	$19,337	$8,824	$37,815	$110,524
Cost of revenues	7,450	4,314	17,516	6,225	2,015	37,520
Segment profit	$26,753	$6,031	$1,821	$2,599	$35,800	73,004
Total operating expenses						94,311
Operating loss						$(21,307)

	Year Ended December 31, 2012
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$56,116	$9,202	$18,058	$9,835	$36,259	$129,470
Cost of revenues	7,982	3,722	16,681	6,095	1,957	36,437
Segment profit	$48,134	$5,480	$1,377	$3,740	$34,302	93,033
Total operating expenses						94,820
Operating loss						$(1,787)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues:
US	$83,506	$86,830	$105,065
Europe	14,483	13,469	13,132
Asia	5,998	5,076	6,176
Other	4,669	5,149	5,097
	$108,656	$110,524	$129,470

At December 31, 2014 and 2013, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $14.4 million and $18.2 million, respectively.  At December 31, 2014, 2013 and 2012, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million, $0.2 million, and $0.3 million, respectively.  No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets.  Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

Revenues from transactions with the U.S. Government were generated across all reporting segments and were greater than 10% of total revenues.  U.S. Government revenues were $19.8 million and $14.7 million for the years ended December 31, 2014 and 2013, respectively.

Note 16.    Unaudited Quarterly Information

The following tables set forth below are unaudited quarterly data. In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	(in thousands, except share data)
	Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Total revenues	$28,248	$27,847	$27,180	$25,381	$27,960	$28,314	$27,306	$26,944
Total cost of revenues	9,097	9,259	8,959	8,691	8,605	9,705	9,755	9,455
Gross profit(1)	19,151	18,588	18,221	16,690	19,355	18,609	17,551	17,489
Total operating expenses	22,169	21,132	21,711	22,773	22,686	23,519	24,143	23,963
Operating (loss) income	(3,018)	(2,544)	(3,490)	(6,083)	(3,331)	(4,910)	(6,592)	(6,474)
Total other income and expense	7	9	637	17	6	9	3	6
(Loss) income before income taxes	(3,011)	(2,535)	(2,853)	(6,066)	(3,325)	(4,901)	(6,589)	(6,468)
Income tax provision	53	51	82	78	34	67	51	65
Net (loss) income	$(3,064)	$(2,586)	$(2,935)	$(6,144)	$(3,359)	$(4,968)	$(6,640)	$(6,533)
Net (loss) income per common share:
Basic	$(0.11)	$(0.10)	$(0.11)	$(0.23)	$(0.13)	$(0.19)	$(0.26)	$(0.26)
Diluted	$(0.11)	$(0.10)	$(0.11)	$(0.23)	$(0.13)	$(0.19)	$(0.26)	$(0.26)
Weighted average shares outstanding used in the calculation of net (loss) income per common share:
Basic	27,199	26,977	26,789	26,425	26,017	25,914	25,802	25,508
Diluted	27,199	26,977	26,789	26,425	26,017	25,914	25,802	25,508

(1)         Excluding amortization and depreciation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2015

Guidance Software, Inc.

	By	/s/ BARRY J. PLAGA
Barry J. Plaga
Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BARRY J. PLAGA	Interim Chief Executive Officer	February 24, 2015
Barry J. Plaga	(Principal Executive Officer)

/s/ BARRY J. PLAGA	Chief Financial Officer (Principal Financial	February 24, 2015
Barry J. Plaga	Officer)

/s/ RASMUS VAN DER COLFF	Chief Accounting Officer (Principal Accounting	February 24, 2015
Rasmus van der Colff	Officer)

/s/ SHAWN MCCREIGHT	Chairman and Chief Technology Officer	February 24, 2015
Shawn McCreight

/s/ KATHLEEN O’NEIL	Director	February 24, 2015
Kathleen O’Neil

/s/ JEFF LAWRENCE	Director	February 24, 2015
Jeff Lawrence

/s/ CHRISTOPHER POOLE	Director	February 24, 2015
Christopher Poole

/s/ STEPHEN C. RICHARDS	Director	February 24, 2015
Stephen C. Richards

/s/ ROBERT G. VAN SCHOONENBERG	Director	February 24, 2015
Robert G. van Schoonenberg

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2012	$520	$(47)	$(26)	$(10)	$437
Year ended December 31, 2013	$437	$600	$—	$(222)	$815
Year ended December 31, 2014	$815	$—	$—	$(181)	$634

Deferred tax asset valuation allowance:
Year ended December 31, 2012	$14,452	$8,109	$—	$—	$22,561
Year ended December 31, 2013	$22,561	$12,503	$—	$—	$35,064
Year ended December 31, 2014	$35,064	$5,488	$—	$—	$40,552