Form 10-Q
period 2015-03-31
Guidance Software, Inc.
filed 2015-05-08
CIK 1375557

UNITED STATES
SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

As of May 5, 2015, there were approximately 30,257,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$24,430	$18,355
Restricted cash	—	153
Trade receivables, net of allowance for doubtful accounts of $602 and $634, respectively	16,949	20,255
Inventory	2,550	2,684
Prepaid expenses and other current assets	4,959	5,054
Total current assets	48,888	46,501

Long-term assets:
Property and equipment, net	14,420	14,558
Intangible assets, net	7,317	7,766
Goodwill	14,632	14,632
Other assets	2,252	2,370
Total long-term assets	38,621	39,326

Total assets	$87,509	$85,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,579	$5,919
Accrued liabilities	9,961	8,407
Capital lease obligations	73	67
Deferred revenues	42,571	39,128
Total current liabilities	56,184	53,521

Long-term liabilities:
Deferred rent	7,516	7,661
Other long-term liabilities	659	645
Deferred revenues	6,743	6,232
Deferred tax liabilities	607	584
Total long-term liabilities	15,525	15,122

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,749,000 and 31,155,000 shares issued, respectively; and 29,969,000 and 29,376,000 shares outstanding, respectively	26	25
Additional paid-in capital	112,693	110,265
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(85,440)	(81,627)
Total stockholders’ equity	15,800	17,184

Total liabilities and stockholders’ equity	$87,509	$85,827

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product revenue	$7,054	$6,861
Subscription revenue	1,553	2,377
Services and maintenance revenues	16,397	16,143
Total revenues	25,004	25,381

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,743	1,750
Cost of subscription revenue	1,022	1,133
Cost of services and maintenance revenues	5,684	5,808
Total cost of revenues (excluding amortization and depreciation, shown below)	8,449	8,691

Operating expenses:
Selling and marketing	8,944	10,065
Research and development	5,165	6,472
General and administrative	4,555	4,262
Depreciation and amortization	1,641	1,974
Total operating expenses	20,305	22,773

Operating loss	(3,750)	(6,083)

Other income and expense:
Interest income	2	1
Interest expense	(2)	(4)
Other income, net	8	20
Total other income and expense	8	17
Loss before income taxes	(3,742)	(6,066)
Income tax provision	71	78
Net loss	$(3,813)	$(6,144)

Net loss per share calculation:
Basic	$(0.14)	$(0.23)
Diluted	$(0.14)	$(0.23)

Weighted average number of shares used in per share calculation:
Basic	27,523	26,425
Diluted	27,523	26,425

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net loss	$(3,813)	$(6,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,641	1,974
Share-based compensation	1,666	1,730
Deferred taxes	23	23
Loss on disposal of assets	12	—
Changes in operating assets and liabilities:
Restricted cash	153	—
Trade receivables	3,306	5,125
Inventory	134	79
Prepaid expenses and other assets	213	(793)
Accounts payable	(2,913)	(1,290)
Accrued liabilities	1,409	(844)
Deferred revenues	3,954	1,845
Net cash provided by operating activities	5,785	1,705

Investing Activities:
Purchase of property and equipment	(452)	(930)
Net cash used in investing activities	(452)	(930)

Financing Activities:
Proceeds from the exercise of stock options	764	645
Principal payments on capital lease obligations and other obligations	(22)	(76)
Net cash provided by financing activities	742	569
Net increase in cash and cash equivalents	6,075	1,344
Cash and cash equivalents, beginning of period	18,355	19,919
Cash and cash equivalents, end of period	$24,430	$21,263

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$854	$177
Capital lease obligations incurred to acquire assets	$42	$11

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

EnCase® Forensic, a desktop-based product primarily used by law enforcement, government agencies and consultancies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings;

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2015 and the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2015.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of March 31, 2015 and our results of operations for the three months ended March 31, 2015 and 2014 and our cash flows for the three months ended March 31, 2015 and 2014.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the December 31, 2014 audited financial statements.  The operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Trade Receivables

Trade receivables are carried at original invoice amount less an allowance for doubtful accounts.  The allowance is established through a provision for bad debt expense, which is included in general and administrative expenses.  We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition and credit history, and taking into account current economic conditions.  In addition, we analyze our historical credit loss history and apply these loss rates to our current accounts receivable balances to verify the reasonableness of our allowance.  Trade receivables are written off when deemed uncollectible.  A trade receivable is generally considered past due if any portion of the receivable balance is outstanding for more than 30 days unless alternate terms are provided.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At March 31, 2015, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $23.9 million as of March 31, 2015.  At March 31, 2015 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

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

Note 3. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic loss per common share:
Numerator:
Net loss	$(3,813)	$(6,144)
Net income allocated to participating securities	—	—
Net loss allocated to common stockholders	$(3,813)	$(6,144)
Denominator:
Basic weighted average shares outstanding	27,523	26,425
Net loss per basic common share	$(0.14)	$(0.23)

Diluted loss per common share:
Numerator:
Net loss	$(3,813)	$(6,144)
Net income allocated to participating securities	—	—
Net loss allocated to common stockholders	$(3,813)	$(6,144)
Denominator:
Basic weighted average shares outstanding	27,523	26,425
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	27,523	26,425
Net loss per diluted common share	$(0.14)	$(0.23)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,398,000 shares for the three months ended March 31, 2015, and 1,800,000 shares for the three months ended March 31, 2014.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Inventory:
Components	$1,191	$1,121
Finished goods	1,359	1,563
Total inventory	$2,550	$2,684

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through March 31, 2015.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis. Amortization expense for intangible assets with finite lives was $0.4 million and $0.6 million for the three months ended March 31, 2015, and 2014, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(2,625)	$3,175	$5,800	$(2,430)	$3,370
Existing and developed technology	2,300	(2,300)	—	2,300	(2,300)	—
Customer relationships	6,475	(3,327)	3,148	6,475	(3,143)	3,332
Trade names	2,100	(1,182)	918	2,100	(1,122)	978
Covenant not-to-compete	200	(124)	76	200	(114)	86
Total	$16,875	$(9,558)	$7,317	$16,875	$(9,109)	$7,766

The following table summarizes the estimated remaining amortization expense through 2019 and thereafter (in thousands):

Year ending	Amortization Expense
2015	$1,203
2016	1,499
2017	1,399
2018	1,392
2019	816
Thereafter	1,008
Total amortization expense	$7,317

Note 6. Debt Obligations

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank.  The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million.  Any borrowings under the Revolver would be secured by substantially all of our assets, as well as pledges of capital stock.  The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, we maintain an Adjusted Quick Ratio of at least 1.15 to 1.0.  If the Adjusted Quick Ratio falls below 1.5 to 1.0, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.  The Adjusted Quick Ratio is calculated by dividing Quick Assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue).  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the Prime Rate depending on the Company’s Adjusted Quick Ratio.  We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver. All principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

On February 25, 2015, we entered into an amendment (“Amendment”) to the Revolver.  The Amendment allows for advances (each, an “Equipment Advance”) from the bank to be used solely for eligible equipment purchases.  Eligible equipment includes (a) general purpose equipment, computer equipment, office equipment, furnishings, subject to certain limitations, (b) computer software and transferable software licenses, and (c) other equipment.  The maximum advance (“Equipment Line”) equals $2.2 million and an Equipment Advance must be paid over a period of thirty-six months after it has been issued.  The principal amount outstanding for each Equipment Advance shall accrue interest at an annual rate, based on the Adjusted Quick Ratio, ranging from 1.25% - 3.25% above the Prime Rate, and shall be paid monthly. Amount drawn on the Equipment Line reduces the available amount under the Revolver. To date we have not drawn on the Equipment Line.

As of March 31, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 7. Employee Benefit Plans

At March 31, 2015, approximately 1,149,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,415,000	$8.36	2.8	$1,589,000
Granted	148,000	6.09
Exercised	(169,000)	4.52
Forfeited or expired	(48,000)	11.70
Outstanding, March 31, 2015	1,346,000	$8.47	3.68	$249,000

Exercisable, March 31, 2015	1,048,000	$9.18	1.95	$249,000

We define in-the-money options at March 31, 2015 as options that had exercise prices that were lower than the $5.41 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at March 31, 2015 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 308,000 shares that were in-the-money at that date, all of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period. A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2014	2,059,000	$8.60
Granted	550,000	5.89
Vested	(185,000)	9.40
Forfeited	(126,000)	8.80
Outstanding, March 31, 2015	2,298,000	$7.88

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2015 was $1,739,000.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.7%	—%
Dividend yield	—%	—%
Expected life (years)	5.85	—
Volatility	43.90%	—%
Weighted average grant date fair value	$2.60	$—

When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience.  The volatility of our common stock is estimated at the date of grant based on the volatility of our publicly traded common stock over the expected term of the options granted.  The volatility is calculated based on the adjusted close price each day from a composite index. The risk-free interest rate used in option valuation is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent expected terms. We use a dividend yield of zero in the Black-Scholes model, as we have no expectation we will pay any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation (ASC 718) also requires that we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the forfeiture rate for all expense amortization after the grant date is recognized in the period the forfeiture estimate is changed.

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock option awards	$39	$18
Restricted stock awards	1,627	1,712
Share-based compensation expense	$1,666	$1,730

As of March 31, 2015, approximately $0.8 million of total unrecognized share-based compensation related to stock options is expected to be recognized over a weighted-average period of 3.8 years.  Approximately $14.6 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.7 years.  For awards outstanding at March 31, 2015, we expect to record approximately $0.2 million and $4.9 million in share-based compensation for the remainder of fiscal year 2015 related to stock options and restricted stock awards, respectively.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of March 31, 2015, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions.  We periodically perform a review of our uncertain tax positions.  An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At March 31, 2015, our liability for uncertain tax positions was $1.0 million.  We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months.  Due to the net operating loss carryforwards, the Company’s U.S. federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

We recorded an income tax provision for the three months ended March 31, 2015 of $71,000 as compared to $78,000 for the same period in 2014.  Our income tax provision for the three months ended March 31, 2015 and 2014 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Note 9. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	4,282	4,282	—	—
Total assets	$6,288	$6,288	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	4,280	4,280	—	—
Total assets	$6,286	$6,286	$—	$—

CaseCentral Contingent Consideration

The Company had obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS and EnCase® eDiscovery revenue thresholds were achieved during the three 12-month periods that ended on March 31, 2015.  The revenue thresholds for those periods were not met and consequently no contingent consideration was due.  The fair value of this contingent consideration is determined using a present value calculation.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There is no market data available to use in valuing the contingent consideration; therefore, we developed our own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.

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

The fair value was reviewed quarterly based on the financial performance of the most recently completed fiscal quarter. An analysis was performed at the end of each fiscal quarter to compare actual results to forecasted financial performance.  If performance deviated from projected levels, the valuation was updated for the latest information available.

The significant assumptions noted in the items above that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

Note 10. Commitments and Contingencies

Office Leases

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet.  The amendment commences on June 1, 2016 and the Pasadena Lease expires on May 31, 2024.  The expansion increases the base rent from a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building is the new location of our San Francisco office.  The San Francisco Lease commenced on December 1, 2014 and expires in December 31, 2019.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.

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

Legal Matters

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleged that certain of the data acquisition forensic hardware products that we acquired through the acquisition of certain assets of Tableau, LLC (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the MyKey patents.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey.  On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims alleging the Company infringed MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product.

We intend to defend the remaining MyKey matters vigorously.  While a financial loss is reasonably possible, at this time we are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible financial losses for various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Note 11. Segment Information

In accordance with ASC 280, Segment Reporting, our segmentation is based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker is our Chief Executive Officer.  We have five operating segments, as summarized below:

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

	Three Months Ended March 31, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,054	$1,553	$4,460	$2,168	$9,769	$25,004
Cost of revenues	1,743	1,022	3,776	1,418	490	8,449
Segment profit	$5,311	$531	$684	$750	$9,279	16,555
Total operating expenses						20,305
Operating loss						$(3,750)

	Three Months Ended March 31, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$6,861	$2,377	$4,652	$1,931	$9,560	$25,381
Cost of revenues	1,750	1,133	3,721	1,574	513	8,691
Segment profit	$5,111	$1,244	$931	$357	$9,047	16,690
Total operating expenses						22,773
Operating loss						$(6,083)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
United States	$19,047	$19,671
Europe	3,511	3,563
Asia	1,175	988
Other	1,271	1,159
	$25,004	$25,381

Note 12. Subsequent Events

On April 14, 2015, we announced the appointment of Patrick Dennis as President and Chief Executive Officer, effective May 1, 2015.  Interim Chief Executive Officer and Chief Financial Officer, Barry Plaga, will remain with the Company in the role of Chief Financial Officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Risk Factors” and in other parts of this Quarterly Report.

Overview

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products, including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”).  In September 2013, we introduced EnCase® Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase Cybersecurity and EnCase eDiscovery solutions, sales of our forensic hardware products and sales of subscriptions for cloud-based document review and production SaaS will comprise a substantial portion of our future revenues.

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

•                  Unpredictability of revenues. We experience unpredictability in our revenues, primarily from our customers’ budgeting cycles. The federal government’s budget year ends in the third calendar quarter of the year and a majority of corporate budget years end in the fourth calendar quarter of the year.  In addition, our customers also tend to make software purchases near the end of a particular quarter, which tends to make our revenues for a particular quarter unpredictable for a significant portion of that quarter.  We expect that this unpredictability in our revenues within particular quarterly periods will continue for the foreseeable future.

•                  Amount of commercial litigation. Because commercial litigation often involves eDiscovery, an increase in commercial litigation could increase demand for our products and services, while a decrease in commercial litigation could decrease demand.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2015	2014
Revenues:
Product revenues	28.2%	27.0%
Subscription revenues	6.2	9.4
Services and maintenance revenues	65.6	63.6
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	7.0	6.9
Cost of subscription revenues	4.1	4.4
Cost of services and maintenance revenues	22.7	22.9
Total cost of revenues	33.8	34.2
Gross profit	66.2	65.8

Operating expenses:
Selling and marketing	35.8	39.7
Research and development	20.7	25.5
General and administrative	18.2	16.8
Depreciation and amortization	6.6	7.8
Total operating expenses	81.3	89.8
Operating loss	(15.1)	(24.0)

Other income and expense:
Interest income	—	—
Interest expense	—	—
Other income, net	—	—
Total other income and expense	—	—
Loss before income taxes	(15.1)	(24.0)
Income tax provision	0.3	0.3
Net loss	(15.4)%	(24.3)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Non-cash Share-Based Compensation Data (1):
Cost of product revenues	$32	$39
Cost of subscription revenues	12	52
Cost of services and maintenance revenues	317	317
Selling and marketing	355	393
Research and development	438	462
General and administrative	512	467
Total non-cash share-based compensation	$1,666	$1,730

(1)                  Non-cash share-based compensation recorded in the three month period ended March 31, 2015 and 2014 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; and (iii) professional services for installation, implementation, consulting and training.  We also generate revenues from cloud-based document review and production software sold as subscription services.  We derive the majority of our revenues from sales of our software products.  We sell our software products and services primarily through our direct sales force and in some cases we utilize resellers.  We sell our hardware products primarily through resellers.

	Three Months Ended March 31,
(Dollars in thousands)	2015	Change %	2014
Product revenues	$7,054	3%	$6,861
Subscription revenues	1,553	(35)%	2,377

Services and maintenance revenues:
Professional services	4,460	(4)%	4,652
Training	2,168	12%	1,931
Maintenance	9,769	2%	9,560
Total services and maintenance revenues	16,397	2%	16,143
Total revenues	$25,004	(2)%	$25,381

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

Product revenues increased by $0.2 million, or 3%, from $6.9 million to $7.1 million for the three months ended March 31, 2015, as compared to the same period in 2014.  The increase in product revenues was primarily a result of $0.7 million increase in Enterprise product revenues, partially offset by $0.5 million decrease in forensic product revenues.  The increase in Enterprise revenue was primarily due to higher average deal sizes as compared to the comparable period in the prior year.  Forensic revenue decreased primarily due to continued weakness in government spending.  During the three months ended March 31, 2015, we added 120 new EnCase® Enterprise customers, compared to 161 for the comparable period in the prior year.

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

Subscription revenues decreased $0.8 million, or 35%, from $2.4 million to $1.6 million for the three months ended March 31, 2015, as compared with the same period in 2014.  The decrease was primarily due to downward pricing pressures in the eDiscovery sector and reduced revenue as a result of single-use law firm customers transitioning their cases from production to archive status.  Our business model focuses on enterprise customers who typically use our product for multiple legal cases on an ongoing basis.

Services and Maintenance Revenues

Services and maintenance revenues increased by $0.3 million, or 2%, from $16.1 million to $16.4 million for the three months ended March 31, 2015, as compared to the same period in 2014.  The increase was due to an increase in training revenues of $0.2 million related to increased demand for our training services due to our overall higher customer count, an increase in our maintenance revenues of $0.2 million due to sustained increases in our installed product base and renewals, partially offset by a $0.2 million decrease in professional services revenue related to lower demand from our cloud-based subscription customers.  In 2014, our installed product base increased primarily through the addition of 568 new EnCase Enterprise customers and sales of 157 new EnCase Cybersecurity, 99 new EnCase Analytics, and 137 new EnCase eDiscovery modules to EnCase Enterprise customers.  In addition, in the first quarter of 2015, we added 120 new EnCase Enterprise customers and sales of 31 new EnCase Cybersecurity, 12 new EnCase Analytics, and 23 new EnCase eDiscovery modules to EnCase Enterprise customers.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2015	Change %	2014
Cost of product revenues	$1,743	(1)%	$1,750
Cost of subscription revenues	1,022	(10)%	1,133

Cost of services and maintenance revenues:
Professional services revenues	3,776	2%	3,721
Training	1,418	(10)%	1,574
Maintenance revenues	490	(5)%	513
Total cost of services and maintenance revenues	5,684	(2)%	5,808
Total cost of revenues	$8,449	(3)%	$8,691

Share-based compensation included above:

Cost of product revenues	$32	$39
Cost of subscription revenues	$12	$52
Cost of services and maintenance revenues	$317	$317

Gross Margin Percentage
Products	75.3%	74.5%
Subscriptions	34.2%	52.3%
Services and maintenance	65.3%	64.0%
Total	66.2%	65.8%

Cost of Product Revenues

Cost of product revenue consists principally of the cost of producing our software products, including third party software royalties, the cost of manufacturing our hardware products and product distribution costs, including the cost of packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenues generated and result in higher gross margins than our services and training businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

Cost of product revenue decreased $0.1 million, or 1%, from $1.8 million to $1.7 million for the three months ended March 31, 2015, as compared to the same period in 2014.  The decrease was due to a reduction of $0.2 million in various costs of goods sold, partially offset by a $0.1 million increase in cost of hardware.

Cost of Subscription Revenues

The cost of subscription revenues consists principally of employee compensation costs, including share-based compensation and related overhead, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs.  The cost of subscription revenues decreased $0.1 million, or 10%, from $1.1 million to $1.0 million for the three months ended March 31, 2015, compared with the same period in 2014.  The decrease was primarily due to a reduction in compensation and employee-related costs associated with a reduction in headcount that occurred during the second quarter of 2014.

Cost of Services and Maintenance Revenues

The cost of services and maintenance revenues is largely comprised of employee compensation costs, including share-based compensation, and related overhead, travel and facilities costs.  The cost of maintenance revenues is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of services and maintenance revenues decreased $0.1 million, or 2%, from $5.8 million to $5.7 million for the three months ended March 31, 2015, as compared with the same periods in 2014.  The decrease was primarily due to realignment expense associated with our headcount reduction in 2014.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2015	Change %	2014
Selling and marketing expenses	$8,944	(11)%	$10,065
Research and development expenses	$5,165	(20)%	$6,472
General and administrative expenses	$4,555	7%	$4,262
Depreciation and amortization expenses	$1,641	(17)%	$1,974

Share-based compensation included above:
Selling and marketing expenses	$355		$393
Research and development expenses	$438		$462
General and administrative expenses	$512		$467

As a percentage of revenues:
Selling and marketing expenses	35.8%		39.7%
Research and development expenses	20.7%		25.5%
General and administrative expenses	18.2%		16.8%
Depreciation and amortization expenses	6.6%		7.8%

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

Selling and marketing expenses decreased $1.1 million, or 11%, from $10.1 million to $8.9 million for the three months ended March 31, 2015, as compared with the same period in 2014.  The decrease was primarily due to $0.5 million of realignment expense in 2014 related to our headcount reduction, a $0.5 million decrease in compensation and other employee-related costs due to lower headcount, and a $0.1 million decrease in sales commissions.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.  Research and development expenses decreased $1.3 million, or 20%, from $6.5 million to $5.2 million for the three months ended March 31, 2015, as compared to the same period in 2014.  The decrease was primarily due to a $1.0 million decrease in compensation and other employee-related costs due to lower headcount and a decrease of $0.3 million of realignment expense related to the reduction in headcount in 2014.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased $0.3 million, or 7%, from $4.3 million to $4.6 million for the three months ended March 31, 2015, as compared with the same period in 2014.  The increase was due to a $0.2 million increase in variable compensation expense due to higher expected achievements for 2015 than in the prior year quarter, and a $0.2 million increase in recruiting fees associated with the search for our new CEO, partially offset by a $0.1 million decrease in realignment expense related to our headcount reduction in 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.3 million, or 17%, from $2.0 million to $1.6 million for the three months ended March 31, 2015, as compared with the same period in 2014.  The decrease was due to a $0.2 million reduction in fixed asset purchases and assets being full depreciated, as well as a $0.1 million decrease due to the review of the viability of certain acquired technology in the first quarter of 2014, which resulted in the acceleration of the amortized life of some of our acquired technology.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  Other income decreased $8,000, or 47%, from $17,000 to $9,000 for the three months ended March 31, 2015, compared to the same period in 2014.

Income Tax Provision

We recorded an income tax provision for the three months ended March 31, 2015 of $71,000 as compared to $78,000 for the same period in 2014. Our income tax provision for the three months ended March 31, 2015 and 2014 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of March 31, 2015, we had $24.4 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2015, as compared to $1.7 million for the same period in 2014.  The increase in cash provided by operating activities was primarily a result of a decrease in our net loss to $3.8 million for the three months ended March 31, 2015, compared to the net loss of $6.1 million for the same period in 2014, an increase in accrued liabilities of $1.4 million for the three months ended March 31, 2015, compared to a decrease of $0.8 million for the same period in 2014, an increase of deferred revenues of $4.0 million for the three months ended March 31, 2015, compared to an increase of $1.8 million for the same period in 2014, partially offset by a decrease of $3.3 million in trade receivables for the three months ended March 31, 2015, compared to $5.1 million for the same period in 2014, and a $2.9 million decrease in accounts payable for the three months ended March 31, 2015, compared to a $1.3 million decrease for the same period in 2014.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2015, compared to $0.9 million for the same period in 2014.  The decrease in cash used in investing activities was primarily due to assets being fully depreciated and lower fixed asset purchases in the first quarter of 2015, compared to the same period in 2014.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $0.6 million for the same period in 2014.  The increase in cash provided by financing activities was primarily due to $0.8 million in proceeds from the exercise of stock options for the three months ended March 31, 2015, compared to $0.6 million for the same period in 2014, partially offset by $22,000 in principal payments made on capital leases and other obligations for the three months ended March 31, 2015, compared to $76,000 for the same period in 2014.

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank.  The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million.  Any borrowings under the Revolver would be collateralized by substantially all of our assets, as well as pledges of capital stock.  The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, we maintain an Adjusted Quick Ratio of at least 1.15 to 1.0.  If the Adjusted Quick Ratio falls below 1.5 to 1.0, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.  The Adjusted Quick Ratio is calculated by dividing Quick Assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue).  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the Prime Rate depending on the Company’s Adjusted Quick Ratio.  We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver. All principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

As of March 31, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

On February 25, 2015, we entered into an amendment (“Amendment”) to the Senior Secured Revolving Line of Credit (“Revolver.”)  The Amendment is for advances (each, an “Equipment Advance”) from the bank to be used solely for eligible equipment purchases.  Eligible equipment includes (a) general purpose equipment, computer equipment, office equipment, furnishings, subject to certain limitations, (b) computer software and transferable software licenses, and (c) other equipment.  The maximum advance (“Equipment Line”) equals $2.2 million an Equipment Advance and must be paid thirty-six months after it has been issued.  The principal amount outstanding for each Equipment Advance shall accrue interest at an annual rate, based on the Adjusted Quick Ratio, ranging from 1.25% - 3.25% above the Prime Rate, and shall be paid monthly. Amount drawn on the Equipment Line reduces the available amount under the Revolver. To date we have not drawn on the Equipment Line.

Contractual Obligations and Commitments

The Company had obligations, to be paid in cash, to the former shareholders of CaseCentral if certain SaaS and EnCase® eDiscovery revenue thresholds were achieved during the three 12-month periods that ended on March 31, 2015.  The revenue thresholds for those periods were not met and consequently no contingent consideration was due.  The fair value of this contingent consideration is determined using a present value calculation.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain revenue metrics be reached.  There is no market data available to use in valuing the contingent consideration; therefore, we developed our own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.

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

The fair value was reviewed quarterly based on the financial performance of the most recently completed fiscal quarter. An analysis was performed at the end of each fiscal quarter to compare actual results to forecasted financial performance.  If performance deviated from projected levels, the valuation was updated for the latest information available.

The significant assumptions noted in the items above that may materially affect fair value are developed in conjunction with the guidance of our senior management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet.  The amendment commences on June 1, 2016 and the Pasadena Lease expires on May 31, 2024.  The expansion increases the base rent from a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The office building is the new location of our San Francisco office.  The San Francisco Lease commenced on December 1, 2014 and expires in December 31, 2019.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.

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

At March 31, 2015, other than the CaseCentral contingent consideration, our outstanding contractual cash commitments were largely limited to our non-cancellable lease obligations, primarily relating to office facilities. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, we reported that our contractual obligation for these non-cancellable lease obligations as of December 31, 2014 was approximately $32.6 million, of which $4.6 million is due during 2015.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services.  To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all.  Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at March 31, 2015, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                  Legal Proceedings

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware.  With respect to the Company, the complaint alleged that certain of the data acquisition forensic hardware products that we acquired through the acquisition of certain assets of Tableau, LLC (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the MyKey patents.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey.  On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims alleging the Company infringed MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product.

We intend to defend the remaining MyKey matters vigorously.  While a financial loss is reasonably possible, at this time we are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible financial losses for various reasons, including, among others, that (1) certain of the proceedings are at an early stage, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions, and (5) we have meritorious defenses that we intend to assert.

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

Item 1A.                          Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on February 24, 2015.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes to the Unregistered Sales of Equity Securities and Use of Processed as presented in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on February 24, 2015.

Item 3.                                  Defaults upon Senior Securities

No information is required in response to this item.

Item 4.                                  [Removed and Reserved]

No information is required in response to this item.

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.         Exhibits

Exhibit Number	Description of Documents
10.37	Second Amendment to Pasadena Lease, dated March 31, 2015, by and among Guidance Software, Inc., 1055 E Pasadena, CA L.P.
10.38*	Appointment of Certain Officers, Press Release of Guidance Software, Inc., dated April 14, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on April 15, 2015.

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

Dated: May 8, 2015