Form 10-Q
period 2015-06-30
Guidance Software, Inc.
filed 2015-08-05
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of July 31, 2015, there were approximately 30,341,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,029	$18,355
Restricted cash	—	153
Trade receivables, net of allowance for doubtful accounts of $541 and $634, respectively	17,314	20,255
Inventory	2,501	2,684
Prepaid expenses and other current assets	5,099	5,054
Total current assets	45,943	46,501

Long-term assets:
Property and equipment, net	15,215	14,558
Intangible assets, net	6,904	7,766
Goodwill	14,632	14,632
Other assets	2,236	2,370
Total long-term assets	38,987	39,326

Total assets	$84,930	$85,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,548	$5,919
Accrued liabilities	10,826	8,407
Capital lease obligations	73	67
Deferred revenues	39,079	39,128
Total current liabilities	53,526	53,521

Long-term liabilities:
Deferred rent	7,344	7,661
Other long-term liabilities	655	645
Deferred revenues	7,863	6,232
Deferred tax liabilities	630	584
Total long-term liabilities	16,492	15,122

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,174,000 and 31,155,000 shares issued, respectively; and 30,394,000 and 29,376,000 shares outstanding, respectively	26	25
Additional paid-in capital	115,336	110,265
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(88,971)	(81,627)
Total stockholders’ equity	14,912	17,184
Total liabilities and stockholders’ equity	$84,930	$85,827

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenue	$8,280	$8,888	$15,334	$15,749
Services revenue	9,264	8,466	17,446	17,424
Maintenance revenue	10,005	9,826	19,773	19,388
Total revenues	27,549	27,180	52,553	52,561

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	2,293	1,888	4,036	3,638
Cost of services revenue	6,285	6,506	12,501	12,934
Cost of maintenance revenue	690	565	1,180	1,078
Total cost of revenues (excluding amortization and depreciation, shown below)	9,268	8,959	17,717	17,650

Operating expenses:
Selling and marketing	10,257	9,732	19,201	19,797
Research and development	5,244	6,154	10,409	12,626
General and administrative	4,629	3,958	9,184	8,220
Depreciation and amortization	1,596	1,867	3,237	3,841
Total operating expenses	21,726	21,711	42,031	44,484
Operating loss	(3,445)	(3,490)	(7,195)	(9,573)
Other income and expense:
Interest income	2	5	5	6
Interest expense	(2)	(3)	(5)	(7)
Gain on sale of domain name	—	630	—	630
Other income, net	10	5	18	25
Total other income and expense	10	637	18	654
Loss before income taxes	(3,435)	(2,853)	(7,177)	(8,919)
Income tax provision	96	82	167	160
Net loss	$(3,531)	$(2,935)	$(7,344)	$(9,079)

Net loss per share:
Basic	$(0.13)	$(0.11)	$(0.27)	$(0.34)
Diluted	$(0.13)	$(0.11)	$(0.27)	$(0.34)

Weighted average number of shares used in per share calculation:
Basic	27,999	26,789	27,143	26,599
Diluted	27,999	26,789	27,143	26,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net loss	$(7,344)	$(9,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,237	3,841
Share-based compensation	3,395	3,581
Gain on sale of domain name	—	(630)
Deferred taxes	46	46
Loss on disposal of assets	12	84
Changes in operating assets and liabilities:
Restricted cash	153	—
Trade receivables	2,941	4,452
Inventory	183	(123)
Prepaid expenses and other assets	88	(1,220)
Accounts payable	(2,341)	(208)
Accrued liabilities	2,102	(544)
Deferred revenues	1,582	(849)
Net cash provided by (used in) operating activities	4,054	(649)

Investing Activities:
Purchase of property and equipment	(3,015)	(1,296)
Net cash used in investing activities	(3,015)	(1,296)

Financing Activities:
Proceeds from the exercise of stock options	1,677	908
Principal payments on capital lease obligations and other obligations	(42)	(124)
Net cash provided by financing activities	1,635	784
Net increase (decrease) in cash and cash equivalents	2,674	(1,161)
Cash and cash equivalents, beginning of period	18,355	19,919
Cash and cash equivalents, end of period	$21,029	$18,758

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$269	$95

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2015 and the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2015.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months ended June 30, 2015 and 2014.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the December 31, 2014 audited financial statements.  The operating results for the three and six months period ended June 30, 2015 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification of Revenues and Expenses

We have reclassified certain revenues and expenses to conform to the current period’s presentation for all periods presented in our condensed consolidated statements of operations.  Services revenue now includes professional services, training, and subscription revenues.  Similarly, cost of services revenue includes cost of professional services revenue, cost of training revenue, and cost of subscription revenue.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At June 30, 2015, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $20.5 million as of June 30, 2015.  At June 30, 2015 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase® Enterprise and EnCase® Forensic software products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, EnCase® Cybersecurity, and eDiscovery products.  Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  Revenues are generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues associated with cloud-based document review and production software-as-a-service, which we collectively refer to as services revenues.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

We report our revenues in three categories: product revenue, services revenue, and maintenance revenue. Product revenue includes revenues from software products and hardware products. Services revenue includes revenue from professional services, training, and subscription revenues. Maintenance revenue includes maintenance revenue associated with our hardware and software products. Accounting treatment for each category of revenue and our most significant contract structures is further described below.

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

Services revenue. The majority of our consulting and implementation services are performed under per hour, or fixed fee arrangements.  Revenue from such services is recognized as the services are provided or upon expiration of the contractual service period.

Training revenue is either recognized on a per-class basis upon a participant’s attendance or, for those customers who have subscribed to our Annual Training Passport program, revenue is recognized ratably over the annual period.

Maintenance revenue. Maintenance revenue includes technical support and software updates on a when-and-if-available basis.  We recognize maintenance revenue ratably over the applicable maintenance period.  We determine the amount of maintenance revenue to be allocated through reference to substantive maintenance renewal provisions contained in multiple element arrangements.  We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal, stated in the contract with our customer as a percentage of the product fee.

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

Subscription services revenue.  Customers pay subscription fees to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  In general, we recognize revenue for subscription fees on a straight-line basis over the contract period commencing on the date the subscription is made available to the customer.  Usage-based fees, which are determined monthly, are recognized when incurred.

Revenue Recognition for Multiple-Element Arrangements — Hardware, Subscription, and Nonsoftware-Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware-related subscription services and nonsoftware-related services, such as consulting services, at the same time or within close proximity of one another (referred to as nonsoftware multiple-element arrangements).  Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us.  We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor, or could be resold by the customer.  Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.  For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues ratably over the delivery period.  For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

• TPE. When VSOE cannot be established for deliverables in a multiple element arrangement, judgment is applied with respect to whether we can establish a selling price based on TPE.  TPE is determined based on competitor prices for similar deliverables when sold separately.  Generally, our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that comparable pricing of services with similar functionality has not been obtained.  Furthermore, we have been unable to reliably determine selling prices of similar competitive services on a stand-alone basis.  As a result, we have not been able to establish selling prices based on TPE.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard was originally effective beginning after December 15, 2016, and early adoption was not permitted under US GAAP.  However, on July 9, 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year, beginning after December 15, 2017, with an option to adopt as of the original effective date, beginning after December 15, 2016.  We are currently evaluating the financial statement impact of the new standard.

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

Realignment Expense

As a result of reducing headcount during the three and six months ended June 30, 2014, we incurred approximately $0.4 million and $1.6 million, respectively, in severance and related expenses in cost of services revenues, selling and marketing, research and development and general administrative expenses.

Note 3. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period.  Diluted net loss per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method.  In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive, and therefore excluded.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic loss per common share:
Numerator:
Net loss	$(3,531)	$(2,935)	$(7,344)	$(9,079)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(3,531)	$(2,935)	$(7,344)	$(9,079)
Denominator:
Basic weighted average shares outstanding	27,999	26,789	27,143	26,599
Net loss per basic common share	$(0.13)	$(0.11)	$(0.27)	$(0.34)

Diluted loss per common share:
Numerator:
Net loss	$(3,531)	$(2,935)	$(7,344)	$(9,079)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(3,531)	$(2,935)	$(7,344)	$(9,079)
Denominator:
Basic weighted average shares outstanding	27,999	26,789	27,143	26,599
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	27,999	26,789	27,143	26,599
Net loss per diluted common share	$(0.13)	$(0.11)	$(0.27)	$(0.34)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,969,000 and 1,934,000 shares for the three and six months ended June 30, 2015, respectively, and 2,062,000 and 1,838,000 shares for the three and six months ended June 30, 2014, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Inventory:
Components	$1,100	$1,121
Finished goods	1,401	1,563
Total inventory	$2,501	$2,684

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through June 30, 2015.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and professional services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.4 million and $0.9 million, and $0.5 million and $1.1 million for the three and six months ended June 30, 2015, and 2014, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(2,820)	$2,980	$5,800	$(2,430)	$3,370
Existing and developed technology	2,300	(2,300)	—	2,300	(2,300)	—
Customer relationships	6,475	(3,490)	2,985	6,475	(3,143)	3,332
Trade names	2,100	(1,227)	873	2,100	(1,122)	978
Covenant not-to-compete	200	(134)	66	200	(114)	86
Total	$16,875	$(9,971)	$6,904	$16,875	$(9,109)	$7,766

The following table summarizes the estimated remaining amortization expense through 2019 and thereafter (in thousands):

Year ending	Amortization Expense
2015	$790
2016	1,499
2017	1,399
2018	1,392
2019	816
Thereafter	1,008
Total amortization expense	$6,904

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

As of June 30, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 7. Employee Benefit Plans

At June 30, 2015, approximately 3,691,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”), which includes an additional 3,000,000 shares that were approved for issuance at our annual shareholders meeting on May 13, 2015.

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,415,000	$8.36	2.8	$1,589,000
Granted	528,000	$5.85
Exercised	(369,000)	$4.54
Forfeited or expired	(194,000)	$10.38
Outstanding, June 30, 2015	1,380,000	$8.18	6.0	$2,271,000

Exercisable, June 30, 2015	702,000	$10.33	2.3	$561,000

We define in-the-money options at June 30, 2015 as options that had exercise prices that were lower than the $8.47 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at June 30, 2015 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 854,000 shares that were in-the-money at that date, 176,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2014	2,059,000	$8.60
Granted	841,000	6.00
Vested	(474,000)	8.97
Forfeited	(192,000)	8.66
Outstanding, June 30, 2015	2,234,000	$7.54

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2015 was $4,249,000.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

June 30, 2015
Risk-free interest rate	1.7%
Dividend yield	—%
Expected life (years)	5.85
Volatility	42.32%
Weighted average grant date fair value	$2.49

There were no stock options granted during the three and six months ended, June 30, 2014.

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option awards	$82	$3	$121	$21
Restricted stock awards	1,647	1,848	3,274	3,560
Share-based compensation expense	$1,729	$1,851	$3,395	$3,581

As of June 30, 2015, approximately $1.6 million of total unrecognized share-based compensation related to stock options is expected to be recognized over a weighted-average period of 3.8 years.  Approximately $14.2 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.6 years.  For awards outstanding at June 30, 2015, we expect to record approximately $0.2 million and $3.5 million in share-based compensation for the remainder of the fiscal year ending in 2015 related to stock options and restricted stock awards, respectively.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of June 30, 2015, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions.  We periodically perform a review of our uncertain tax positions.  An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At June 30, 2015, our liability for uncertain tax positions was $1.0 million.  We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months.  Due to the net operating loss carryforwards, the Company’s U.S. federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

We recorded an income tax provision for the three and six months ended June 30, 2015 of $96,000 and $167,000 as compared to $82,000 and $160,000 for the same periods in 2014.  Our income tax provision for the three and six months ended June 30, 2015 and 2014 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	4,285	4,285	—	—
Total assets	$6,291	$6,291	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	$4,280	4,280	$—	$—
Total assets	$6,286	$6,286	$—	$—

Note 10. Commitments and Contingencies

Office Leases

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet.  The amendment commences on June 1, 2016 and the Pasadena Lease expires on May 31, 2024.  The expansion increases the base rent by a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey.  On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims it alleged the Company had infringed related to MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

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

On March 26, 2014, MyKey also filed a complaint against the United States of America alleging that the United States had infringed U.S. Patents No. 6,813,682, 7,159,086 and 7,228,379 by or through its acceptance, receipt and/or use of write blocker products, data duplication products and data removal products.  The complaint alleges that such products were supplied to the government by the Company and certain of its co-defendants in the MDL proceeding.  No damages amount is stated in the complaint.  The government could assert a claim for indemnification against the Company but has not done so yet.  Although a financial loss is reasonably possible, the Company is unable to estimate the range of potential loss at this time.

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product. On July 8, 2015, the judge in the Central District Court of California denied the motions of the Company and other defendants for summary judgment on the validity of the patents remaining in the case.

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible financial losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage; (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements; (3) there are significant factual issues to be resolved; (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions; and (5) we have meritorious defenses that we intend to assert.

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

Indemnifications

We have agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of their services in their role as a director or officer.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended June 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$8,280	$1,552	$5,333	$2,379	$10,005	$27,549
Cost of revenues	2,293	928	3,914	1,443	690	9,268
Segment profit	$5,987	$624	$1,419	$936	$9,315	18,281
Total operating expenses						21,726
Operating loss						$(3,445)

	Three Months Ended June 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$8,888	$1,845	$4,290	$2,331	$9,826	$27,180
Cost of revenues	1,888	1,319	3,742	1,445	565	8,959
Segment profit	$7,000	$526	$548	$886	$9,261	18,221
Total operating expenses						21,711
Operating loss						$(3,490)

	Six Months Ended June 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,334	$3,105	$9,793	$4,548	$19,773	$52,553
Cost of revenues	4,036	1,950	7,690	2,861	1,180	17,717
Segment profit	$11,298	$1,155	$2,103	$1,687	$18,593	34,836
Total operating expenses						42,031
Operating loss						$(7,195)

	Six Months Ended June 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,749	$4,222	$8,941	$4,261	$19,388	$52,561
Cost of revenues	3,638	2,452	7,463	3,019	1,078	17,650
Segment profit	$12,111	$1,770	$1,478	$1,242	$18,310	34,911
Total operating expenses						44,484
Operating loss						$(9,573)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
United States	$20,910	$21,326	$39,957	$40,997
Europe	3,664	3,198	7,175	6,761
Asia	1,676	1,562	2,851	2,550
Other	1,299	1,094	2,570	2,253
	$27,549	$27,180	$52,553	$52,561

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

Overview

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”).  In September 2013, we introduced EnCase® Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase eDiscovery and EnCase Cybersecurity solutions, and sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

•                  Seasonality in revenues. We experience seasonality in our revenues, with the third and fourth quarters typically having the highest revenues for the year.  We believe that this seasonality results primarily from our customers’ budgeting cycles. The federal government’s budget year ends in the third calendar quarter of the year and a majority of corporate budget years end in the fourth calendar quarter of the year.  In addition, our customers also tend to make software purchases near the end of a particular quarter, which tends to make our revenues for a particular quarter unpredictable for a significant portion of that quarter.  We expect that this seasonality and unpredictability of our revenues within particular quarterly periods will continue for the foreseeable future.

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

In May 2014, the FASB and IASB jointly issued ASU No. 2014-09 Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard was originally effective beginning after December 15, 2016, and early adoption was not permitted under US GAAP.  However, on July 9, 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year, beginning after December 15, 2017, with an option to adopt as of the original effective date, beginning after December 15, 2016.  We are currently evaluating the financial statement impact of the new standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of' Uncertainties about an Entitv's Ability to Continue as a Going Concern. This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures.  The standard is effective for annual and interim reporting periods ending after December 15, 2016. We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2015 and 2014, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenue	30.1%	32.7%	29.2%	30.0%
Services revenue	33.6	31.1	33.2	33.1
Maintenance revenue	36.3	36.2	37.6	36.9
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	8.3	6.9	7.7	6.9
Cost of services revenue	22.8	24.0	23.8	24.6
Cost of maintenance revenue	2.5	2.1	2.2	2.1
Total cost of revenues	33.6	33.0	33.7	33.6
Gross profit	66.4	67.0	66.3	66.4

Operating expenses:
Selling and marketing	37.2	35.8	36.5	37.7
Research and development	19.0	22.6	19.8	24.0
General and administrative	16.9	14.5	17.5	15.6
Depreciation and amortization	5.8	6.9	6.2	7.3
Total operating expenses	78.9	79.8	80.0	84.6
Operating loss	(12.5)%	(12.8)%	(13.7)%	(18.2)%

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Gain on sale of domain name	—	2.3	—	1.2
Other income, net	—	—	—	—
Total other income and expense	—	2.3	—	1.2
Loss before income taxes	(12.5)%	(10.5)%	(13.7)%	(17.0)%
Income tax provision	0.3	0.3	0.3	0.3
Net loss	(12.8)%	(10.8)%	(14.0)%	(17.3)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$29	$33	$61	$72
Cost of services revenue	281	354	568	688
Cost of maintenance revenue	40	37	82	72
Selling and marketing	406	519	761	912
Research and development	376	418	814	880
General and administrative	597	490	1,109	957
Total non-cash share based compensation	$1,729	$1,851	$3,395	$3,581

(1)                  Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2015 and 2014 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training.  We also generate revenues from cloud-based document review and production software sold as subscription services.  We derive the majority of our revenues from sales of our software products.  We sell our software products and services primarily through our direct sales force and increasingly through resellers.  We sell our hardware products primarily through resellers.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	Change %	2014	2015	Change %	2014
Product revenue	$8,280	(7)%	$8,888	$15,334	(3)%	$15,749
Services revenue:
Professional services	5,333	24%	4,290	9,793	10%	8,941
Training	2,379	2%	2,331	4,548	7%	4,261
Subscription	1,552	(16)%	1,845	3,105	(26)%	4,222
Total services revenue	9,264	9%	8,466	17,446	—%	17,424
Maintenance revenue	10,005	2%	9,826	19,773	2%	19,388
Total revenues	$27,549	1%	$27,180	$52,553	—%	$52,561

Product Revenues

We generate product revenue principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, Cybersecurity, Analytics and eDiscovery products. Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers.

Product revenues decreased by $0.6 million, or 7%, from $8.9 million to $8.3 million, and decreased by $0.4 million, or 3%, from $15.7 million to $15.3 million for the three and six months ended June 30, 2015, respectively, as compared with the same periods in 2014.

The decrease in product revenues for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to a $0.9 million decrease in Enterprise software revenue and a $0.4 million decrease in Forensic software revenue, partially offset by a $0.7 million increase in sales of our forensic appliances.  The decrease in product revenues for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to a $0.8 million decrease in forensic software revenue and a $0.2 million decrease in Enterprise software revenue, partially offset by a $0.6 million increase in sales of our Forensic appliances.  Forensic software sales were down primarily due to the continued weakness in government spending; however, Forensic appliance sales increased due to new products released during June 2015.

During the three months ended June 30, 2015, we added 78 new EnCase® Enterprise customers, as compared to 141 for the comparable period in the prior year.  During the six months ended June 30, 2015, we added 198 new EnCase® Enterprise customers, as compared to 302 for the comparable period in the prior year.

Services Revenue

We generate services revenue from professional services, training and subscription services.  Professional services provides various consulting services to our clients, including e-discovery, network security incident response, civil/criminal digital investigation, implementation services, as well as a software advisory program.  Our training services educate students in computer forensics principles and the use of our EnCase software products and methodology.  Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement.  We generate subscription revenue principally from two types of customers: corporate or large enterprise customers who typically use our cloud-based software to host multiple legal cases on an ongoing basis, and law firm customers, who typically use our cloud-based software to host single cases.

Services revenues increased $0.8 million, or 9%, from $8.5 million to $9.3 million, and remained essentially flat at $17.4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase for the three months ended June 30, 2015, is primarily related to a $1.0 million increase in our professional services revenue due to increased case work and incident response work, as well as increased professional services rates during the quarter, partially offset by $0.3 million decrease in our subscription revenue due to reductions in single-case law firm engagements as compared to the same periods in the prior year.  The increase in training revenues is related to an increase in passports and training classes sold to new Enterprise customers obtained since the change in our pricing strategy during the second quarter of 2014.

Maintenance Revenues

Maintenance revenues are generated from customers who purchase software maintenance services with each new product license for on-premise products.  Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenues increased by $0.2 million, or 2%, from $9.8 million to $10.0 million, and increased by $0.4 million, or 2%, from $19.4 million to $19.8 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The increase in maintenance revenues for both the three and six month periods ended June 30, 2015 as compared to the same periods in 2014 was primarily a result of sustained increases in our installed product base and customers desiring continuing maintenance support on our products.  Our installed product base increased during the six months ended June 30, 2015 primarily due to the addition of 198 new Encase Enterprise customers and sales of 48 new EnCase Cybersecurity, 16 new EnCase Analytics, and 37 new EnCase eDiscovery modules to EnCase Enterprise customers.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	Change %	2014	2015	Change %	2014
Cost of product revenue	$2,293	21%	$1,888	$4,036	11%	$3,638
Cost of services revenue:
Cost of professional services	3,914	5%	3,742	7,690	3%	7,463
Cost of training	1,443	—%	1,445	2,861	(5)%	3,019
Cost of subscription	928	(30)%	1,319	1,950	(20)%	2,452
Total cost of services revenue	6,285	(3)%	6,506	12,501	(3)%	12,934
Cost of maintenance revenue	690	22%	565	1,180	9%	1,078
Total cost of revenues	9,268	3%	8,959	17,717	—%	17,650

Share-based compensation included above:
Cost of product revenue	$29		$33	$61		$72
Cost of services revenue	$281		$354	$568		$688
Cost of maintenance revenue	$40		$37	$82		$72

Gross Margin Percentage
Products	72.3%		78.8%	73.7%		76.9%
Services	32.2%		23.2%	28.3%		25.8%
Maintenance	93.1%		94.2%	94.0%		94.4%
Total	66.4%		67.0%	66.3%		66.4%

Cost of Product Revenue

Cost of product revenue consists principally of the cost of producing our software products; the cost of manufacturing our hardware products and product distribution costs, including the cost of compact discs, packaging, shipping, customs duties; and, to a lesser extent, compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenues generated and result in higher gross margins than our services and training businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

Cost of product revenue increased $0.4 million, or 21%, from $1.9 million to $2.3 million, and $0.4 million, or 11%, from $3.6 million to $4.0 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to a $0.5 million increase in certain appliance costs primarily related to increased sales of our new Forensic appliance products which launched in June 2015, offset by a $0.1 million reduction in various costs of goods sold.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.  The cost of services revenue decreased $0.2 million, or 3%, from $6.5 million to $6.3 million, and $0.4 million, or 3%, from $12.9 million to $12.5 million, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

The decrease in cost of services revenue for the three months ended June 30, 2015 was primarily due to a $0.4 million decrease, or 30%, from $1.3 million to $0.9 million in cost of subscription revenue, partially offset by an increase of $0.2 million, or 5%, from $3.7 million to $3.9 million in cost of professional services revenue.  Cost of training revenue remained essentially flat at $1.4 million for the three months ended June 30, 2015.

The decrease in cost of services revenue for the six months ended June 30, 2015 was primarily due to a $0.5 million decrease, or 20%, from $2.5 million to $2.0 million in cost of subscription revenue and a $0.2 million decrease, or 5%, from $3.0 million to $2.9 million in cost of training revenue, partially offset by an increase of $0.2 million, or 3%, from $7.5 million to $7.7 million in cost of professional services revenue.

The decrease in cost of subscription revenue is primarily related to a $0.2 million and a $0.4 million decrease in compensation and employee-related costs for the three and six months ended June 30, 2015, respectively, associated with a reduction in headcount in cost of subscription revenue that occurred in the latter half of 2014, as well as a $0.1 million decrease in rent expense for both the three and six months ended June 30, 2015 due to the relocation of our data center to a less expensive location in the second quarter of 2014.

The increase in the cost of professional services revenue is primarily related to a $0.2 million and a $0.3 million increase in compensation and employee related costs for the three and six months ended June 30, 2015, associated with increased case work and incident response work, partially offset by a $0.1 million decrease for the six months ended June 30, 2015 related to realignment expense recorded in second quarter of 2014 that did not reoccur in 2015.

The decrease in the cost of training revenue for the six months ended June 30, 2015 was primarily related to $0.1 million related to realignment expense recorded in second quarter of 2014 that did not reoccur in 2015.

Cost of Maintenance Revenue

Cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of maintenance revenue increased $0.1 million, or 22%, from $0.6 million to $0.7 million, and increased $0.1 million, or 9%, from $1.1 million to $1.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015 is primarily related to an increase in compensation and employee-related, as well as an increase in indirect allocated costs in line with the increase in maintenance revenue derived from our installed product base.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in thousands)	2015	Change %	2014	2015	Change %	2014
Selling and marketing expenses	$10,257	5%	$9,732	$19,201	(3)%	$19,797
Research and development expenses	$5,244	(15)%	$6,154	$10,409	(18)%	$12,626
General and administrative expenses	$4,629	17%	$3,958	$9,184	12%	$8,220
Depreciation and amortization expenses	$1,596	(15)%	$1,867	$3,237	(16)%	$3,841

Share-based compensation included above:
Selling and marketing expenses	$406		$519	$761		$912
Research and development expenses	$376		$418	$814		$880
General and administrative expenses	$597		$490	$1,109		$957

As a percentage of revenues:
Selling and marketing expenses	37.2%		35.8%	36.5%		37.7%
Research and development expenses	19.0%		22.6%	19.8%		24.0%
General and administrative expenses	16.8%		14.6%	17.5%		15.6%
Depreciation and amortization expenses	5.8%		6.9%	6.2%		7.3%

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

Selling and marketing expenses increased $0.5 million, or 5%, from $9.7 million to $10.3 million, and decreased $0.6 million, or 3%, from $19.8 million to $19.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The increase for the three months ended June 30, 2015 was primarily due to a $0.2 million increase in compensation and other employee-related costs due to a focused investment in our selling and marketing leadership and higher sales commission, as well as a $0.3 million increase in costs associated with our annual marketing event that occurred in May 2015.

The decrease for the six months ended June 30, 2015 was primarily due to $0.5 million of realignment expense that was recorded during the second quarter of the prior year that did not occur during 2015, a decrease of $0.1 million in regional tradeshows and a $0.1 million decrease in advertising, partially offset by a $0.4 million increase in costs associated with our annual marketing event that occurred in May 2015.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses decreased $0.9 million, or 15%, from $6.2 million to $5.2 million, and decreased $2.2 million, or 18%, from $12.6 million to $10.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The decrease for the three and six months ended June 30, 2015 is primarily related to a $0.5 million and a $1.4 million decrease in compensation costs, respectively and other employee-related expenses primarily due to headcount reductions and a decrease of $0.4 million and $0.8 million, respectively related to realignment expense recorded in the second quarter of 2014 that did not reoccur in 2015.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased $0.7 million, or 17%, from $4.0 million to $4.6 million, and increased $1.0 million, or 12%, from $8.2 million to $9.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The increase in general and administrative expenses for the three months ended June 30, 2015, was primarily attributable to a $0.5 million increase in compensation and employee-related costs due to the recruiting and hiring of our new CEO and higher compensation costs, a $0.3 million increase in legal fees associated with a patent infringement case, partially offset by a $0.2 million decrease in rent expense related to the move to a less expensive property in San Francisco and the elimination of a lease in New York.

The increase in general and administrative expenses for the six months ended June 30, 2015, was primarily attributable to a $0.9 million increase in compensation and employee-related costs due to the recruiting and hiring of our new CEO and higher compensation costs, a $0.3 million increase in legal fees associated with a patent infringement case, partially offset by a $0.1 million decrease in rent expense related to the move to a less expensive property in San Francisco and the elimination of a lease in New York, and a $0.1 million decrease related to realignment expense recorded in 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.3 million, or 15%, from $1.9 million to $1.6 million, and decreased $0.6 million, or 16%, from $3.8 million to $3.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The decrease in depreciation and amortization expenses was primarily due to a $0.2 million and a $0.3 million reduction in depreciation on fixed assets for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due to certain assets being fully depreciated for the three and six months ended June 30, 2015, as compared to prior year, and a $0.1 million and a $0.3 million decrease in amortization for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, related to the review of the viability of certain acquired technology in the first quarter of 2014, resulting in the acceleration of the amortized life of some of our acquired technology.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the three and six months ended June 30, 2014, we recorded a gain on a barter transaction of $0.6 million, related to the sale of a domain name.  There was no gain on a barter transaction for the same periods in 2015.

Income Tax Provision

We recorded an income tax provision for the three and six months ended June 30, 2015 of $96,000 and $167,000, respectively, as compared to $82,000 and $160,000, respectively for the same periods in 2014.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and six months ended June 30, 2015 and 2014 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of June 30, 2015, we had $21.0 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Changes in Cash Flow

We generate cash from operating activities from cash collections related to the sale of our products and services. Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2015 as compared to net cash used in operating activities of $0.6 million for the same period in 2014.  The change in cash provided by operating activities was primarily a result of the net loss of $7.3 million for the six months ended June 30, 2015 compared to the net loss of $9.1 million for the same period in 2014, a $2.1 million increase in accrued liabilities during the six months ended June 30, 2015 compared to a decrease of $0.5 million for the same period in 2014, a $1.6 million increase in deferred revenues during the six months ended June 30, 2015 compared to a decrease of $0.8 million for the same period in 2014, partially offset by a decrease in accounts payable of $2.3 million during the six months ended June 30, 2015 as compared to a decrease of $0.2 million for the same period in 2014, a decrease in trade receivable of $2.9 million during the six months ended June 30, 2015 as compared to a decrease of $4.5 million for the same period in 2014.

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2015, as compared to $1.3 million for the same period in 2014.  The increase in cash used in investing activities was primarily due to the purchase of property and equipment related to new servers and technology equipment during the six months ended June 30, 2015, that did not occur during the same period in 2014.

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2015, as compared to net $0.8 million for the same period in 2014.  The change in financing activities was primarily due to an increase of $1.7 million in proceeds from the exercise of stock options for the six months ended June 30, 2015 compared to an increase of $0.9 million for the same period in 2014, and a decrease of $42,000 in principal payments made on capital leases and other obligations, as compared to a decrease of $124,000 in principal payments in the same period in 2014.

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

On February 25, 2015, we entered into an amendment (“Amendment”) to the Revolver.  The Amendment is for advances (each, an “Equipment Advance”) from the bank to be used solely for eligible equipment purchases.  Eligible equipment includes (a) general purpose equipment, computer equipment, office equipment, furnishings, subject to certain limitations; (b) computer software and transferable software licenses; and (c) other equipment.  The maximum advance (“Equipment Line”) is $2.2 million and each Equipment Advance must be paid thirty-six months after it has been issued.  The principal amount outstanding for each Equipment Advance shall accrue interest at an annual rate, based on the Adjusted Quick Ratio, ranging from 1.25% to 3.25% above the Prime Rate, and shall be paid monthly. Any amount drawn on the Equipment Line reduces the available amount under the Revolver. To date we have not drawn on the Equipment Line.

As of June 30, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

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

Off-Balance Sheet Arrangements

At June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at June 30, 2015, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The complaint sought injunctive relief barring the Company from the importation of products that allegedly infringed the three patents of MyKey.  On August 24, 2011, the ITC commenced an investigation of the Company and certain other parties related to the complaint by MyKey.  On August 31, 2011 the proceeding in the District Court was stayed pending the resolution of the ITC matter.  On August 1, 2012, MyKey amended its ITC complaint to remove allegations that its duplication patent had been infringed by the Company and to reduce the number of claims it alleged the Company had infringed related to MyKey’s data removal patent.  In August 2012, the parties completed a trial on the remaining patent claims at issue.

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

On March 26, 2014, MyKey also filed a complaint against the United States of America by alleging that the United States had infringed U.S. Patents No. 6,813,682, 7,159,086 and 7,228,379 by or through its acceptance, receipt and/or use of write blocker products, data duplication products and data removal products.  The complaint alleges that such products were supplied to the government by Guidance and certain of its co-defendants in the MDL proceeding.  No damages amount is stated in the complaint.  The government could assert a claim for indemnification against Guidance but has not done so yet.  Although a financial loss is reasonably possible, the Company is unable to estimate the range of potential loss at this time.

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product.  On July 8, 2015, the judge in the Central District Court of California denied the motions of the Company and other defendants for summary judgment on the validity of the patents remaining in the case.

We intend to defend the remaining MyKey matters vigorously and, at this time, are unable to estimate what, if any, liability we may have in connection with these matters.  We are unable to estimate a range of reasonably possible financial losses due to various reasons, including, among others, that (1) certain of the proceedings are at an early stage; (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements; (3) there are significant factual issues to be resolved; (4) there are unresolved negotiations with certain indemnitors or indemnitees of the Company, related to the actions; and (5) we have meritorious defenses that we intend to assert.

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
Chief Financial and Operating Officer
(Principal Financial Officer)

Dated: August 5, 2015