Form 10-Q
period 2015-09-30
Guidance Software, Inc.
filed 2015-11-06
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of November 5, 2015, there were approximately 30,613,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,001	$18,355
Restricted cash	—	153
Trade receivables, net of allowance for doubtful accounts of $333 and $634, respectively	20,076	20,255
Inventory	2,485	2,684
Prepaid expenses and other current assets	4,629	5,054
Total current assets	45,191	46,501

Long-term assets:
Property and equipment, net	14,299	14,558
Intangible assets, net	6,505	7,766
Goodwill	14,632	14,632
Other assets	1,890	2,370
Total long-term assets	37,326	39,326

Total assets	$82,517	$85,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,370	$5,919
Accrued liabilities	10,667	8,407
Capital lease obligations	70	67
Deferred revenues	39,322	39,128
Total current liabilities	53,429	53,521

Long-term liabilities:
Deferred rent	7,153	7,661
Other long-term liabilities	587	645
Deferred revenues	7,530	6,232
Deferred tax liabilities	653	584
Total long-term liabilities	15,923	15,122

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,068,000 and 31,155,000 shares issued, respectively; and 30,289,000 and 29,376,000 shares outstanding, respectively	26	25
Additional paid-in capital	117,060	110,265
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(92,442)	(81,627)
Total stockholders’ equity	13,165	17,184
Total liabilities and stockholders’ equity	$82,517	$85,827

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product revenue	$7,759	$9,458	$23,093	$25,207
Services revenue	9,041	8,171	26,487	25,595
Maintenance revenue	10,023	10,218	29,796	29,606
Total revenues	26,823	27,847	79,376	80,408

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	2,520	2,497	6,556	6,135
Cost of services revenue	6,011	6,222	18,512	19,156
Cost of maintenance revenue	601	540	1,781	1,618
Total cost of revenues (excluding amortization and depreciation, shown below)	9,132	9,259	26,849	26,909

Operating expenses:
Selling and marketing	9,156	9,898	28,357	29,695
Research and development	5,281	5,289	15,690	17,915
General and administrative	5,078	4,134	14,262	12,354
Depreciation and amortization	1,574	1,811	4,811	5,652
Total operating expenses	21,089	21,132	63,120	65,616
Operating loss	(3,398)	(2,544)	(10,593)	(12,117)
Other income and expense:
Interest income	3	5	8	10
Interest expense	(3)	(2)	(7)	(8)
Gain on sale of domain name	—	—	—	630
Other income, net	4	6	21	31
Total other income and expense	4	9	22	663
Loss before income taxes	(3,394)	(2,535)	(10,571)	(11,454)
Income tax provision	77	51	244	211
Net loss	$(3,471)	$(2,586)	$(10,815)	$(11,665)

Net loss per share:
Basic	$(0.12)	$(0.10)	$(0.39)	$(0.44)
Diluted	$(0.12)	$(0.10)	$(0.39)	$(0.44)

Weighted average number of shares used in per share calculation:
Basic	28,197	26,977	27,864	26,703
Diluted	28,197	26,977	27,864	26,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net loss	$(10,815)	$(11,665)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,811	5,652
Recovery of bad debt	(200)	—
Share-based compensation	5,109	5,406
Gain on sale of domain name	—	(630)
Deferred taxes	69	69
Loss on disposal of assets	14	84
Changes in operating assets and liabilities:
Restricted cash	153	(415)
Trade receivables	379	(4,524)
Inventory	199	(570)
Prepaid expenses and other assets	905	(545)
Accounts payable	(2,417)	354
Accrued liabilities	1,752	162
Deferred revenues	1,492	2,936
Net cash provided by (used in) operating activities	1,451	(3,686)

Investing Activities:
Purchase of property and equipment	(3,429)	(1,522)
Net cash used in investing activities	(3,429)	(1,522)

Financing Activities:
Proceeds from the exercise of stock options	1,687	1,067
Principal payments on capital lease obligations and other obligations	(63)	(166)
Net cash provided by financing activities	1,624	901
Net decrease in cash and cash equivalents	(354)	(4,307)
Cash and cash equivalents, beginning of period	18,355	19,919
Cash and cash equivalents, end of period	$18,001	$15,612

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$98	$161

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

In addition, we complement these offerings with a comprehensive array of professional and training services as well as technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2015 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2015.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the December 31, 2014 audited financial statements.  The operating results for the three and nine months period ended September 30, 2015 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, commitments, impairment considerations, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Goodwill and Indefinite-Lived Intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 - Intangibles — Goodwill and Other.  Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1, 2013, the Company adopted the Accounting Standards Update (“ASU”) 2011-08 issued by the Financial Accounting Standards Board (“FASB”) for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  We performed a quantitative assessment for our goodwill and indefinite-lived assets as of October 1, 2014, and determined they were not impaired.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At September 30, 2015, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $17.5 million as of September 30, 2015.  At September 30, 2015 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase® Enterprise and EnCase® Forensic software products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, EnCase® Cybersecurity, and eDiscovery products.  Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and forensic hardware sales.  Revenue associated with the sale of software licenses and revenue associated with forensic hardware sales are referred to as product revenue.  Revenues are generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues associated with cloud-based document review and production SaaS, which we collectively refer to as services revenue.  Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

We recognize revenue in accordance with ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendment to ASC Topic 605, Revenue Recognition), Revenue Recognition - Software topic (ASC 985-605) and Revenue Recognition (ASC 605).  While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

Revenue Recognition Criteria: In general, we recognize revenue when the following criteria have been met:

•                           Persuasive evidence of an arrangement: When we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer.

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

We report our revenues in three categories: product revenue, services revenue, and maintenance revenue. Product revenue includes revenues from software products and hardware products. Services revenue includes revenue from professional services, training, and subscriptions. Maintenance revenue includes maintenance revenue associated with our hardware and software products. Accounting treatment for each category of revenue and our most significant contract structures is further described below.

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

Services revenue. The majority of our consulting and implementation services are performed under per hour or fixed fee arrangements.  Revenue from such services is recognized as the services are provided or upon expiration of the contractual service period.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard was originally effective beginning after December 15, 2016, and early adoption was not permitted under US GAAP.  However, on July 9, 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year, beginning after December 15, 2017, with an option to adopt as of the original effective date, beginning after December 15, 2016.  We are currently evaluating the financial statement impact of the new standard.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic loss per common share:
Numerator:
Net loss	$(3,471)	$(2,586)	$(10,815)	$(11,665)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(3,471)	$(2,586)	$(10,815)	$(11,665)
Denominator:
Basic weighted average shares outstanding	28,197	26,977	27,864	26,703
Net loss per basic common share	$(0.12)	$(0.10)	$(0.39)	$(0.44)

Diluted loss per common share:
Numerator:
Net loss	$(3,471)	$(2,586)	$(10,815)	$(11,665)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders	$(3,471)	$(2,586)	$(10,815)	$(11,665)
Denominator:
Basic weighted average shares outstanding	28,197	26,977	27,864	26,703
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	28,197	26,977	27,864	26,703
Net loss per diluted common share	$(0.12)	$(0.10)	$(0.39)	$(0.44)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 918,000 and 1,920,000 shares for the three and nine months ended September 30, 2015, respectively, and 2,739,000 and 1,977,000 shares for the three and nine months ended September 30, 2014, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Inventory:
Components	$951	$1,121
Finished goods	1,534	1,563
Total inventory	$2,485	$2,684

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through September 30, 2015.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and professional services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.4 million and $1.3 million, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2015, and 2014, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(3,016)	$2,784	$5,800	$(2,430)	$3,370
Existing and developed technology	2,300	(2,300)	—	2,300	(2,300)	—
Customer relationships	6,475	(3,638)	2,837	6,475	(3,143)	3,332
Trade names	2,100	(1,272)	828	2,100	(1,122)	978
Covenant not-to-compete	200	(144)	56	200	(114)	86
Total	$16,875	$(10,370)	$6,505	$16,875	$(9,109)	$7,766

The following table summarizes the estimated remaining amortization expense through 2019 and thereafter (in thousands):

Year ending	Amortization Expense
2015	$391
2016	1,499
2017	1,399
2018	1,392
2019	816
Thereafter	1,008
Total amortization expense	$6,505

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

On February 25, 2015, we entered into an amendment (“Amendment”) to the Revolver.  The Amendment allows for advances (each, an “Equipment Advance”) from the bank to be used solely for eligible equipment purchases.  Eligible equipment includes (a) general purpose equipment, computer equipment, office equipment, furnishings, subject to certain limitations, (b) computer software and transferable software licenses, and (c) other equipment.  The maximum advance (“Equipment Line”) equals $2.2 million and an Equipment Advance must be paid over a period of thirty-six months after it has been issued.  The principal amount outstanding for each Equipment Advance shall accrue interest at an annual rate, based on the Adjusted Quick Ratio, ranging from 1.25% - 3.25% above the Prime Rate, and shall be paid monthly. Amount drawn on the Equipment Line reduces the available amount under the Revolver.  The Equipment Line and the Equipment Advance expired on August 25, 2015.

As of September 30, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 7. Employee Benefit Plans

At September 30, 2015, approximately 3,852,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,415,000	$8.36	2.8	$1,589,000
Granted	537,000	$6.03
Exercised	(371,000)	$4.55
Forfeited or expired	(258,000)	$10.32
Outstanding, September 30, 2015	1,323,000	$8.10	6.0	$214,000

Exercisable, September 30, 2015	635,589	$10.37	2.2	$140,000

We define in-the-money options at September 30, 2015 as options that had exercise prices that were lower than the $6.02 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at September 30, 2015 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 709,000 shares that were in-the-money at that date, 129,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2014	2,059,000	$8.60
Granted	881,000	6.17
Vested	(506,000)	8.93
Forfeited	(339,000)	8.17
Outstanding, September 30, 2015	2,095,000	$7.57

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2015 was $4,516,000.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

September 30, 2015
Risk-free interest rate	1.8%
Dividend yield	—%
Expected life (years)	5.65
Volatility	42.78%
Weighted average grant date fair value	$4.08

There were no stock options granted during the three and nine months ended, September 30, 2014.

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock option awards	$110	$—	$231	$21
Restricted stock awards	1,604	1,825	4,878	5,385
Share-based compensation expense	$1,714	$1,825	$5,109	$5,406

As of September 30, 2015, approximately $1.6 million of total unrecognized share-based compensation related to stock options is expected to be recognized over a weighted-average period of 3.5 years.  Approximately $11.9 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.  For awards outstanding at September 30, 2015, we expect to record approximately $0.1 million and $1.6 million in share-based compensation for the remainder of the fiscal year ending in 2015 related to stock options and restricted stock awards, respectively.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of September 30, 2015, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

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

We file income tax returns with the Internal Revenue Service and the taxing authorities of various state and foreign jurisdictions.  We periodically perform a review of our uncertain tax positions.  An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  At September 30, 2015, our liability for uncertain tax positions was $1.0 million.  We do not expect there to be any material changes to the estimated amount of liability associated with our uncertain tax positions over the next twelve months.  Due to the net operating loss carryforwards, the Company’s U.S. federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

We recorded an income tax provision for the three and nine months ended September 30, 2015 of $77,000 and $244,000 as compared to $51,000 and $211,000 for the same periods in 2014.  Our income tax provision for the three and nine months ended September 30, 2015 and 2014 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,008	$2,008	$—	$—
Money market accounts	4,287	4,287	—	—
Total assets	$6,295	$6,295	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	$4,280	4,280	$—	$—
Total assets	$6,286	$6,286	$—	$—

Note 10. Commitments and Contingencies

Office Leases

Effective July 7, 2015, we entered into a renewal of our Office Lease Agreement (the “UK Lease”) to lease approximately 8,000 rentable square feet of an office building located in Slough, United Kingdom, which is primarily used as a training center.  The UK Lease commences on January 9, 2016 and expires in January 8, 2021, with an option to exit the lease on January 9, 2019.  The total annual rent under the UK Lease is approximately $267,000.

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet.  The amendment commences on June 1, 2016 and the Pasadena Lease expires on May 31, 2024.  Total annual rent under the Pasadena Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the lease.  The expansion increases the annual base rent by a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

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

Data Center Lease

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The Colocation Lease expires on June 30, 2018.  The space will serve as our new data center, replacing our former San Francisco location obtained in the Case Central acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

Third-party Software Licenses

During the year ended December 31, 2014, we entered into a $1.5 million third-party software license agreement authorizing the Company to integrate software as a component of its products through March 2018.  The agreement also provides for maintenance and support over a three-year period, which may be renewed by the Company at the expiration of the three-year period ending March 2018.  The $1.5 million is payable in three annual installments of $492,000, with the final installment being paid in November 2016.  The license, maintenance and remaining liability have been recorded on the accompanying Condensed Consolidated Balance Sheets.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended September 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,759	$1,790	$5,259	$1,992	$10,023	$26,823
Cost of revenues	2,520	952	3,644	1,415	601	9,132
Segment profit	$5,239	$838	$1,615	$577	$9,422	17,691
Total operating expenses						21,089
Operating loss						$(3,398)

	Three Months Ended September 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,458	$1,677	$4,228	$2,266	$10,218	$27,847
Cost of revenues	2,497	1,128	3,713	1,381	540	9,259
Segment profit	$6,961	$549	$515	$885	$9,678	18,588
Total operating expenses						21,132
Operating loss						$(2,544)

	Nine Months Ended September 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$23,093	$4,894	$15,052	$6,541	$29,796	$79,376
Cost of revenues	6,556	2,902	11,334	4,276	1,781	26,849
Segment profit	$16,537	$1,992	$3,718	$2,265	$28,015	52,527
Total operating expenses						63,120
Operating loss						$(10,593)

	Nine Months Ended September 30, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$25,207	$5,899	$13,169	$6,527	$29,606	$80,408
Cost of revenues	6,135	3,580	11,176	4,400	1,618	26,909
Segment profit	$19,072	$2,319	$1,993	$2,127	$27,988	53,499
Total operating expenses						65,616
Operating loss						$(12,117)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
United States	$20,919	$21,589	$60,876	$62,586
Europe	3,700	3,665	10,875	10,425
Asia	1,153	1,462	4,004	4,013
Other	1,051	1,131	3,621	3,384
	$26,823	$27,847	$79,376	$80,408

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

Overview

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase® Forensic products and related services.  We have experienced increases in our revenue as a result of the release of our EnCase® Enterprise product in late 2002, which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase® eDiscovery solution in late 2005 and EnCase® Information Assurance solution in late 2006 (which was replaced by our EnCase® Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production SaaS for corporations and law firms through our acquisition of CaseCentral, Inc. (“CaseCentral”).  In September 2013, we introduced EnCase® Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  We anticipate that sales of our EnCase Enterprise products and related services, in particular our EnCase eDiscovery and EnCase Cybersecurity solutions, and sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of’ Uncertainties about an Entitv’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures.  The standard is effective for annual and interim reporting periods ending after December 15, 2016. We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2015 and 2014, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product revenue	28.9%	34.0%	29.1%	31.4%
Services revenue	33.7	29.3	33.4	31.8
Maintenance revenue	37.4	36.7	37.5	36.8
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	9.4	9.0	8.3	7.6
Cost of services revenue	22.4	22.4	23.3	23.9
Cost of maintenance revenue	2.2	1.9	2.2	2.0
Total cost of revenues	34.0	33.3	33.8	33.5
Gross profit	66.0	66.7	66.2	66.5

Operating expenses:
Selling and marketing	34.1	35.5	35.7	36.9
Research and development	19.7	19.0	19.8	22.3
General and administrative	18.9	14.8	18.0	15.4
Depreciation and amortization	5.9	6.5	6.1	7.0
Total operating expenses	78.6	75.8	79.6	81.6
Operating loss	(12.6)%	(9.1)%	(13.4)%	(15.1)%

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Gain on sale of domain name	—	—	—	0.8
Other income, net	—	—	—	—
Total other income and expense	—	—	—	0.8
Loss before income taxes	(12.6)%	(9.1)%	(13.4)%	(14.3)%
Income tax provision	0.3	0.2	0.3	0.3
Net loss	(12.9)%	(9.3)%	(13.7)%	(14.6)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-cash Share Based Compensation Data (1):
Cost of product revenue	$26	$28	$87	$101
Cost of services revenue	281	356	849	1,043
Cost of maintenance revenue	37	39	119	111
Selling and marketing	352	384	1,113	1,296
Research and development	397	495	1,211	1,376
General and administrative	621	523	1,730	1,479
Total non-cash share based compensation	$1,714	$1,825	$5,109	$5,406

(1)                  Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2015 and 2014 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	Change %	2014	2015	Change %	2014
Product revenue	$7,759	(18)%	$9,458	$23,093	(8)%	$25,207
Services revenue:
Professional services	5,259	24%	4,228	15,052	14%	13,169
Training	1,992	(12)%	2,266	6,541	—%	6,527
Subscription	1,790	7%	1,677	4,894	(17)%	5,899
Total services revenue	9,041	11%	8,171	26,487	3%	25,595
Maintenance revenue	10,023	(2)%	10,218	29,796	1%	29,606
Total revenues	$26,823	(4)%	$27,847	$79,376	(1)%	$80,408

Product Revenues

We generate product revenue principally from two product categories: Enterprise and Forensic products.  Our Enterprise products include perpetual licenses and are related to our EnCase® Enterprise, Cybersecurity, Analytics and eDiscovery products. Our Forensic products include revenues related to EnCase® Forensic, EnCase® Portable, and Forensic appliance sales.

Product revenues decreased by $1.7 million, or 18%, from $9.5 million to $7.8 million, and decreased by $2.1 million, or 8%, from $25.2 million to $23.1 million for the three and nine months ended September 30, 2015, respectively, as compared with the same periods in 2014.

The decrease in product revenues for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $1.3 million decrease in Enterprise software revenue and a $0.4 million decrease in sales of our Forensic appliances.  The decrease in product revenues for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $1.4 million decrease in Enterprise software revenue and a $0.9 million decrease in Forensic software, partially offset by a $0.2 million increase in sales of our Forensic appliances.

The decrease in enterprise revenue for the three and nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of the timing of our transition to a more channel-focused sales model for our Enterprise products.  Forensic appliance sales decreased during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to increased customer demand in the third quarter of 2014 as a result of new product releases.  Forensic appliance sales increased during the nine months ended September 30, 2015 compared to the same period in prior year due to additional new product releases in the second quarter of 2015.  Forensic software sales decreased for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to weakness in government spending during the first six months of 2015.

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

Services revenue increased $0.8 million, or 11%, from $8.2 million to $9.0 million, and increased $0.9 million, or 3%, from $25.6 million to $26.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

The increase for the three months ended September 30, 2015 compared to the same period in 2014 is primarily related to a $1.0 million increase in our professional services revenue due to increased case work and incident response work, partially offset by $0.3 million decrease in training revenues related to a decrease in the number of training seats sold in the quarter as compared to the same period in prior year.

The increase for the nine months ended September 30, 2015 compared to the same period in 2014 is primarily related to a $1.9 million increase in our professional services revenue due to increased case work and incident response work, partially offset by $1.0 million decrease in subscription revenue due to reductions in single-case law firm engagements.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with each new product license for on-premise products.  Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue decreased by $0.2 million, or 2%, from $10.2 million to $10.0 million, and increased by $0.2 million, or 1%, from $29.6 million to $29.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The decrease in maintenance revenue for the three month period ended September 30, 2015 compared to the same period in 2014 was primarily a result of the timing of contracts renewed during the quarter.  The increase in maintenance revenue for the nine month period ended September 30, 2015 as compared to the same period in 2014 was primarily a result of sustained increases in our installed product base and customers desiring continuing maintenance support on our products.  Our installed product base increased during the nine months ended September 30, 2015 primarily due to the addition of new Enterprise customers.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	Change %	2014	2015	Change %	2014
Cost of product revenue	$2,520	1%	$2,497	$6,556	7%	$6,135
Cost of services revenue:
Cost of professional services	3,644	(2)%	3,713	11,334	1%	11,176
Cost of training	1,415	2%	1,381	4,276	(3)%	4,400
Cost of subscription	952	(16)%	1,128	2,902	(19)%	3,580
Total cost of services revenue	6,011	(3)%	6,222	18,512	(3)%	19,156
Cost of maintenance revenue	601	11%	540	1,781	10%	1,618
Total cost of revenues	9,132	(1)%	9,259	26,849	—%	26,909

Share-based compensation included above:
Cost of product revenue	$26		$28	$87		$101
Cost of services revenue	$281		$356	$849		$1,043
Cost of maintenance revenue	$37		$39	$119		$111

Gross Margin Percentage
Products	67.5%		73.6%	71.6%		75.7%
Services	33.5%		23.9%	30.1%		25.2%
Maintenance	94.0%		94.7%	94.0%		94.5%
Total	66.0%		66.8%	66.2%		66.5%

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

Cost of product revenue remained flat at $2.5 million and increased $0.5 million, or 7%, from $6.1 million to $6.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The increase for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a $0.4 million increase in appliance costs.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.  The cost of services revenue decreased $0.2 million, or 3%, from $6.2 million to $6.0 million, and $0.7 million, or 3%, from $19.2 million to $18.5 million, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

The decrease in the cost of services revenue for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $0.1 million decrease, or 16%, from $1.1 million to $1.0 million in the cost of subscription revenue.  The decrease in the cost of subscription revenue is primarily related to a $0.1 million decrease in software maintenance due to the consolidation of servers into our new data center.

The decrease in the cost of services revenue for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $0.7 million decrease, or 19%, from $3.6 million to $2.9 million in the cost of subscription revenue and a $0.1 million decrease, or 3%, from $4.4 million to $4.3 million in the cost of training revenue, partially offset by an increase of $0.1 million, or 1%, from $11.2 million to $11.3 million in the cost of professional services revenue.

The decrease in the cost of subscription revenue for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to a $0.5 million decrease in compensation and employee-related costs associated with a reduction in headcount that occurred in the last quarter of 2014, as well as a $0.2 million decrease in rent expense due to the relocation of our data center to a less expensive location in the second quarter of 2014.

The decrease in the cost of training revenue for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to a $45,000 reduction in realignment expense and a $30,000 decrease in compensation and employee-related costs associated with a reduction in headcount that occurred in 2014 that did not reoccur during 2015.

The increase in the cost of professional services revenue for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to a $0.3 million increase in compensation and employee related costs associated with increased case work and incident response work, partially offset by a $0.1 million decrease related to realignment expense recorded in the third quarter of 2014 that did not reoccur in 2015.

Cost of Maintenance Revenue

Cost of maintenance revenue is primarily outsourced, but also includes employee compensation cost for customer technical support and related overhead costs.

Total cost of maintenance revenue increased $0.1 million, or 11%, from $0.5 million to $0.6 million, and increased $0.2 million, or 10%, from $1.6 million to $1.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  The increase for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily related to an increase in compensation and employee-related costs due to annual merit increases and an increase in headcount.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in thousands)	2015	Change %	2014	2015	Change %	2014
Selling and marketing expenses	$9,156	(7)%	$9,898	$28,357	(5)%	$29,695
Research and development expenses	$5,281	—%	$5,289	$15,690	(12)%	$17,915
General and administrative expenses	$5,078	23%	$4,134	$14,262	15%	$12,354
Depreciation and amortization expenses	$1,574	(13)%	$1,811	$4,811	(15)%	$5,652

Share-based compensation included above:
Selling and marketing expenses	$352		$384	$1,113		$1,296
Research and development expenses	$397		$495	$1,211		$1,376
General and administrative expenses	$621		$523	$1,730		$1,479

As a percentage of revenues:
Selling and marketing expenses	34.1%		35.5%	35.7%		36.9%
Research and development expenses	19.7%		19.0%	19.8%		22.3%
General and administrative expenses	18.9%		14.8%	18.0%		15.4%
Depreciation and amortization expenses	5.9%		6.5%	6.1%		7.0%

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

Selling and marketing expenses decreased $0.7 million, or 7%, from $9.9 million to $9.2 million, and decreased $1.3 million, or 5%, from $29.7 million to $28.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The decrease for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $0.9 million decrease in sales commissions due to lower product revenue during the quarter, offset by a $0.3 million increase in compensation and other employee-related costs due to a focused investment in our selling and marketing leadership.

The decrease for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $0.8 million decrease in sales commissions due to lower product revenue and $0.5 million of realignment expense that was recorded during the third quarter of the prior year that did not occur during 2015.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses remained flat at $5.3 million, and decreased $2.2 million, or 12%, from $17.9 million to $15.7 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The decrease for the nine months ended September 30, 2015 compared to the same period in 2014 was related to a $1.6 million decrease in compensation costs and other employee-related expenses due to headcount reductions and a decrease of $0.8 million related to realignment expense recorded in 2014 that did not reoccur in 2015, partially offset by a $0.1 million increase in software maintenance due to increased usage of enterprise licenses.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased $1.0 million, or 23%, from $4.1 million to $5.1 million, and increased $1.9 million, or 15%, from $12.4 million to $14.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The increase in general and administrative expenses for the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to a $0.6 million increase in compensation and employee-related costs due to merit increases that occurred during the second quarter of 2015 and a $0.3 million increase in realignment expense associated with a reduction in headcount.

The increase in general and administrative expenses for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to a $1.5 million increase in compensation and employee-related costs due to merit increases that occurred during the second quarter of 2015 and the recruiting and hiring of our new CEO and a $0.4 million increase in legal fees associated with our ongoing patent infringement case.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.2 million, or 13%, from $1.8 million to $1.6 million, and $0.9 million, or 15%, from $5.7 million to $4.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The decrease in depreciation and amortization expenses was primarily due to a $0.1 million and a $0.4 million reduction in depreciation on fixed assets for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 due to certain assets being fully depreciated and a $0.1 million and a $0.4 million decrease in amortization for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, related to the review of the viability of certain acquired technology in the first quarter of 2014, resulting in the acceleration of the amortized life of some of our acquired technology that did not reoccur for the same periods in 2015.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the nine months ended September 30, 2014, we recorded a gain on sale of a domain name of $0.6 million.  There was no gain on sale of a domain name for the same period in 2015.

Income Tax Provision

We recorded an income tax provision for the three and nine months ended September 30, 2015 of $77,000 and $244,000, respectively, as compared to $51,000 and $211,000, respectively for the same periods in 2014.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and nine months ended September 30, 2015 and 2014 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of September 30, 2015, we had $18.0 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Changes in Cash Flow

We generate cash from operating activities from cash collections related to the sale of our products and services. Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $3.7 million for the same period in 2014.  The change in cash provided by (used in) operating activities was primarily a result of a $0.4 million increase in trade receivables during the nine months ended September 30, 2015 compared to a decrease of $4.5 million for the same period in 2014, a $1.8 million increase in accrued liabilities during the nine months ended September 30, 2015 compared to an increase of $0.2 million for the same period in 2014, a $0.9 million increase in prepaids and other assets during the nine months ended September 30, 2015 compared to a decrease of $0.5 million for the same period in 2014, partially offset by a $2.4 million decrease in accounts payable for the nine months ended September 30, 2015 compared to an increase of $0.4 million for the same period in 2014, and a $1.5 million increase in deferred revenues during the nine months ended September 30, 2015 compared to an increase of $2.9 million for the same period in 2014.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2015 compared to $1.5 million for the same period in 2014.  The increase in cash used in investing activities was primarily due to the purchase of property and equipment related to new servers and technology equipment purchased during the nine months ended September 30, 2015.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2015 compared to $0.9 million for the same period in 2014.  The increase in cash provided by financing activities was due to $1.7 million in proceeds from the exercise of stock options for the nine months ended September 30, 2015 compared to $1.1 million for the same period in 2014, and $63,000 in principal payments made on capital leases and other obligations compared to $166,000 in the same period in 2014.

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank.  The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million.  Any borrowings under the Revolver would be collateralized by substantially all of our assets, as well as pledges of capital stock.  The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, we maintain an Adjusted Quick Ratio of at least 1.15 to 1.0.  If the Adjusted Quick Ratio falls below 1.5 to 1.0, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.  The Adjusted Quick Ratio is calculated by dividing Quick Assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue).  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the Prime Rate depending on the Company’s Adjusted Quick Ratio.  We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver.  Any principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

On February 25, 2015, we entered into an amendment (“Amendment”) to the Revolver.  The Amendment is for advances (each, an “Equipment Advance”) from the bank to be used solely for eligible equipment purchases.  Eligible equipment includes (a) general purpose equipment, computer equipment, office equipment, furnishings, subject to certain limitations; (b) computer software and transferable software licenses; and (c) other equipment.  The maximum advance (“Equipment Line”) is $2.2 million and each Equipment Advance must be paid thirty-six months after it has been issued.  The principal amount outstanding for each Equipment Advance shall accrue interest at an annual rate, based on the Adjusted Quick Ratio, ranging from 1.25% to 3.25% above the Prime Rate, and shall be paid monthly. Any amount drawn on the Equipment Line reduces the available amount under the Revolver. The Equipment Line and the Equipment Advance expired on August 25, 2015.

As of September 30, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.3 million, resulting in the maximum available borrowing under the Revolver to be $8.5 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Contractual Obligations and Commitments

Effective July 7, 2015, we entered into a renewal of our Office Lease Agreement (the “UK Lease”) to lease approximately 8,000 rentable square feet of an office building located in Slough, United Kingdom, which is used primarily as a training center.  The UK Lease commences on January 9, 2016 and expires in January 8, 2021, with an option to exit the lease on January 9, 2019.  The total annual rent under the UK Lease is approximately $267,000.

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet.  The amendment commences on June 1, 2016 and the Pasadena Lease expires on May 31, 2024.  Total annual rent under the Pasadena Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the lease.  The expansion increases the annual base rent by a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

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

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The Colocation Lease expires on June 30, 2018.  The space will serve as our new data center, replacing our former San Francisco location obtained in the Case Central acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

During the year ended December 31, 2014, we entered into a $1.5 million third-party software license agreement authorizing the Company to integrate software as a component of its products through March 2018.  The agreement also provides for maintenance and support over a three-year period, which may be renewed by the Company at the expiration of the three-year period ending March 2018.  The $1.5 million is payable in three annual installments of $492,000, with the final installment being paid in November 2016.  The license, maintenance and remaining liability have been recorded on the accompanying Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

At September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at September 30, 2015, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.                                   Exhibits

Exhibit Number	Description of Documents
10.39	Renewal of UK Lease, effective July 7, 2015, by and among Guidance Software, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 6, 2015