Form 10-K
period 2015-12-31
Guidance Software, Inc.
filed 2016-02-25
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $87,272,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 22, 2016 there were approximately 30,611,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

TRADEMARKS

The trademarks and/or registered trademarks of Guidance Software, Inc. and its subsidiaries referred to herein include, but are not limited to, EnCase®, EnScript®, FastBloc®, EnCE®, EnCEP®, Guidance Software™, LinkedReview™, EnPoint™, Tableau™, EnForce™ and EnFuseSM and their respective logos. All other trademarks and copyrights referenced in this report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

Unless the context requires otherwise, all references in the Annual Report on Form 10-K to the “Company,” “we,” “us,” and “our” refer to Guidance Software, Inc., a Delaware Corporation, together with its subsidiaries on a consolidated basis.

Overview

Guidance Software, Inc. is a technology company and a leading global provider of forensic security solutions, providing endpoint investigation solutions for cybersecurity, security incident response, e-discovery, data privacy and forensic analysis. Our products and services provide the investigative and forensic backbone that enables our customers to search, collect, and analyze electronically stored information in order to address and remediate suspicious network activity and rapidly respond to security breaches, litigation, human resources matters, regulatory requests, allegations of fraud, and to defend their organizations’ digital assets in a robust and proactive manner.

The internet and digital world are transforming the way organizations use and interact with data. Digital risk is only increasing. Our solutions provide enterprises with various capabilities to search, analyze, and collect data and remediate anomalies. We are transitioning our businesses to enable Guidance to lead the way in cybersecurity, forensic investigation, e-discovery and data privacy risk management markets.

Our forensic security software platform provides organizations with in-depth 360 degree visibility into data and running processes on endpoints including laptops, desktops, and file servers in order to enable internal investigations and to quickly determine the root causes of suspicious activity. Our products are used in a wide variety of circumstances, including investigations of security breaches, allegations of fraud or misconduct, intellectual property theft, regulatory and data privacy compliance reporting, and corporate policy compliance.

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

•   responding to IT cyber attacks or attempted breaches, where an organization must expeditiously and unobtrusively determine which systems or files were affected, the nature of the attack, and how to remediate the issue quickly before any further damage occurs;

•   addressing corporate policy violations, such as intellectual property theft, employee fraud, and employee policy violations, all of which must be investigated rapidly; described in a detailed, complete, and comprehensible report of the incident; and mitigated and remedied across an enterprise network as necessary, all while minimizing business interruption;

•    searching, collecting and processing litigation-related data, or responding to discovery requests for electronic data, or e-discovery requests, where a company must conduct a thorough, yet timely, review of electronic data in order to produce electronic documents or other digital evidence in connection with a particular civil or administrative proceeding; and

•   responding to regulatory data requests, where an organization must efficiently and rapidly produce electronic documents and digital evidence in connection with a project under regulatory review in a manner acceptable to the regulators.

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

For the year ended December 31, 2015, we reported total revenues of $107.0 million, and at year end, we employed approximately 420 employees and conducted business in over 65 countries. We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

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

Business Strategy

Our business strategy is to be a leader in forensic security markets by developing superior solutions that enable corporate, government, and law-enforcement organizations to conduct thorough and effective forensic security investigations of any kind, including cybersecurity incident response, intellectual property theft, compliance auditing, and responding to e-discovery requests. A key driver behind this strategy is the development and introduction of new products and improvements to our existing products to help win new business. In addition, we are focused on continuing our leadership in computer forensics technology with innovative software and hardware for a complete forensic solution.

Throughout 2015 and early 2016, we have brought on new members to our board of directors and hired new senior management, including Patrick Dennis, Chief Executive Officer (“CEO”), Michael Harris , Chief Marketing Officer (“CMO”), Alfredo Gomez, General Counsel, and Stephanie Urbach, Senior Vice President, Human Resources, as well as other additions and changes to our management team. Together, our directors and management team are focused on implementing a growth strategy that emphasizes listening to our customers, and providing solutions for their most urgent problems. We have hired additional marketing, sales and product engineering resources to refresh, improve and innovate our product portfolio, which we believe will lead to increased sales and profitability. A strong new product and sales and marketing focus, along with a robust product and services portfolio of leading edge solutions are important elements of our long-term business strategy.

Recent Developments

•                  On November 16, 2015, we announced that all day-to-day engineering and product development responsibilities of Shawn McCreight, our Chief Technical Officer (“CTO”), Chairman of the Board, and  through affiliated trusts, a major shareholder, were transferring to Ken Basore, Senior Vice President of Product Engineering. This action was taken, among other reasons,  in order to improve the Company’s product delivery performance.

•                  On January 13, 2016, we announced that Mr. McCreight ceased to be an employee of the Company, and on January 15, 2016, our board of directors voted to replace Mr. McCreight as Chairman of the Board.

•                  On February 1, 2016, the Company unveiled its cloud strategy, announcing that in a phased approach, the Company will begin supporting hosted versions of its EnCase family of products, streamlining installation while reducing hardware requirements.

•                  On February 2, 2016, the Company unveiled its first wholly new major product release in three years, EnForce Risk Manager, a core software solution in our forensic security suite which includes EnCase Endpoint Security and EnCase Endpoint Investigator. EnForce Risk Manager is a data risk and privacy solution, which allows organizations to implement a proactive approach to information governance, ensuring that sensitive data is identified, classified and remediated allowing organizations to reduce their cyber attack surface area, significantly mitigating potential damage from breaches and improving their ability to comply with global data protection mandates.

•                  On February 11, 2016, Mr. McCreight publicly disclosed his intention to nominate five individuals for election to the Company’s board of directors at our 2016 Annual Meeting of Stockholders and to solicit proxies from stockholders in support of his five nominees. We believe that if he is successful in his proxy contest, Mr. McCreight would act on his public statements to reverse the Company’s course and abandon recent executive decisions which focused on customers and software revenue growth. We believe Mr. McCreight would also look to institute changes in our executive management team and business strategy. (See Risk Factors: “Our business could be negatively affected as a result of a proxy contest” and “If Mr. McCreight is successful in his proxy contest, part of his agenda may include further changes to our executive management team” in Item 1A of this Annual Report on Form 10-K).

2015 Business Highlights:

Since May 2015, under the direction of our new CEO, Patrick Dennis, we have focused on organizational changes to return the Company to revenue growth, with specific attention on hiring the right people to develop and sell best in class forensic security solutions. Throughout 2015, we re-organized our sales, marketing and product development functions in order to improve the Company’s performance and create shareholder value by focusing on the security market opportunity, product delivery and revenue growth.

In the third quarter of 2015, the Company executed a major brand re-fresh, including the implementation of a modern, mobile-ready, website, logo and messaging, which positioned the Company squarely in the cybersecurity space. We also changed the product strategy, which prior to Mr. Dennis’ arrival had abandoned future enhancements and releases to the existing EnCase product platform. Mr. Dennis’ changes resulted in the delivery of a new product strategy with quarterly releases tied to customer requirements and net new revenue. While Mr. McCreight served as Chairman of the Board, the Company experienced three consecutive years of declining revenue, customer satisfaction, market share and stock price. By the fourth quarter of 2015, the Company’s board of directors became concerned regarding the product development execution by Mr. McCreight as CTO, among other matters.  In response to these trends, the Company’s board of directors took action to reduce Mr. McCreight’s operating role. Unfortunately, by January 2016, the board of directors was made aware that Mr. McCreight was not complying with his new role, and subsequently Mr. McCreight ceased to be an employee on January 13, 2016.

The changes instituted by Mr. Dennis in the second half of 2015 have already begun to have a positive impact on the Company’s performance, as evidenced by strong sales performance in the fourth quarter with overall cybersecurity business revenue growth of 24% year-over-year.

We believe Mr. McCreight’s launch of a proxy contest is not in the best interests of all shareholders, employees and customers and is a distraction from our goal of driving growth, cybersecurity market leadership and shareholder value.

Executive Leadership

Our executive management team includes:

•                  Patrick Dennis — President and Chief Executive Officer;

•                  Barry Plaga — Chief Financial Officer and Chief Operating Officer;

•                  Michael Harris — Chief Marketing Officer;

•                  Rasmus van der Colff — Chief Accounting Officer;

•                  Alfredo Gomez — General Counsel and Secretary;

•                  Ken Basore — Senior Vice President, Product Engineering; and

•                  Stephanie Urbach — Senior Vice President, Human Resources.

Our Board of Directors is composed of:

•                  Patrick Dennis, President and CEO;

•                  Robert van Schoonenberg, Chairman of the Board;

•                  Max Carnecchia;

•                  Shawn McCreight; and

•                  Chris Poole.

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective, and precise digital investigations. Our EnCase software products provide the foundation to build an enterprise investigation infrastructure.  Furthermore, we believe our software products are the industry standard for searching, collecting, preserving, analyzing, and authenticating electronic computer forensic data for use in criminal and civil court proceedings. Our software and hardware products address the complete forensic process. We also offer a comprehensive array of investigative services and training to help our customers manage their internal digital investigations and learn how to effectively and efficiently use our software.

In 2015, we changed our product strategy, which prior to Mr. Dennis’ arrival had abandoned future enhancements and releases to the existing EnCase product platform. Mr. Dennis’ changes have resulted in the delivery of a new product strategy with quarterly releases tied to customer requirements and net new revenue.

EnCase Endpoint Security

EnCase Endpoint Security provides crucial IT cybersecurity functionality to enterprises and government agencies through its incident response and sensitive data discovery capabilities. Integrated with leading security alerting tools from HP, Cisco, Blue Coat Systems, and FireEye, EnCase Endpoint Security helps automate the critical first steps in cybersecurity incident response from the moment of a first alert. It rapidly delivers forensic-level visibility of the relevant endpoint data, capturing a snapshot of valuable information from active memory that might otherwise expire which may serve as evidence for potential criminal prosecution. It also enables the rapid launch of an enterprise-wide search for identical or similar cybersecurity threats. This solution is designed to derive insights from the vast amounts of data generated by endpoint activity and to spot signs of unusual or unauthorized behavior on any endpoint. It leverages its unique, kernel-level access to provide the industry’s most comprehensive endpoint data collection, providing a repository of critical data for insights into undetected cybersecurity risks and threats. Through its interactive visual interface, this product compares current activity to regularly updated baselines of “normal” behavior and exposes suspicious patterns, commonalities, and anomalies to proactively identify cybersecurity threats, arrest attempted data breaches earlier in the “kill chain,” and minimize damage. These capabilities enable a cybersecurity team to remediate any malicious code or processes running on the affected computers and to return the affected endpoints to a trusted state. As an invaluable proactive planning measure, the sensitive data discovery capabilities enable security teams to rapidly identify IT assets (servers, desktops, laptops, etc.) holding sensitive data (such as credit card numbers, social security numbers, patient health information, and other personally identifiable information) in violation of legally mandated regulations, industry standards, and corporate policies. Further, they allow an organization to quickly remediate any identified violations and thereby improve and provide evidence of compliance.

EnCase eDiscovery

EnCase eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies. The e-discovery product portfolio includes capabilities such as: legal hold, identification, collection, preservation, processing, first-pass review, and early case assessment (ECA) review. The integrated offering deploys software intelligently, delivering the legal hold, identification, collection, preservation, and processing functions at the customer site, close to the sources of data and the data custodians, and the ECA, review, and production functions as subscription-as-a-service (SaaS) in the “cloud,” so that geographically dispersed inside and outside counsel can efficiently collaborate on the review of collected documents without special equipment or software other than a web browser and internet connectivity.

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

EnCase eDiscovery provides:

•                           Legal hold;

•                           Pre-collection analytics;

•                           Identification, preservation and collection;

•                           Processing and analysis;

•                           Early and continuous case assessment

•                           Cloud-based review and production

EnCase eDiscovery Review is a powerful, highly secure, private cloud-hosted, multi-matter review platform with advanced analysis and technology assisted review (TAR) functionality, comprehensive production capabilities, and extensive project management and workflow features to enable efficient, effective, and defensible distributed review.

EnCase Endpoint Investigator

EnCase Endpoint Investigator provides an investigative platform that enables an organization to search, collect, preserve, and analyze data on the servers, desktops, and laptops across the network. EnCase Endpoint Investigator enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to regulator requests or for civil litigation matters.

EnCase Endpoint Investigator serves as the platform for an enterprise investigative infrastructure, to which additional products can be added to enhance and automate the search, collection, preservation, and analysis of data in order to accomplish specific business tasks such as: responding to electronic discovery requests; performing proactive, enterprise-wide data audits for sensitive information, including personally identifiable information, classified data, and intellectual property; and detecting, responding to, and remediating network threats or intrusions. These products, which can be added to perform the functions above, include, EnCase Endpoint Security and EnCase eDiscovery.

EnCase Forensic

EnCase Forensic is the industry-standard digital investigation solution that enables forensic practitioners to conduct efficient, forensically sound digital data collection and investigations. The EnCase Forensic solution lets examiners acquire data from a wide variety of devices, unearth potential evidence with disk-level forensic analysis, and craft comprehensive reports on their findings, all while maintaining the integrity of the evidence in a forensically sound and court-proven manner.

EnCase Portable

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

EnCase App Central

EnCase App Central is an online marketplace that allows EnScript developers and investigations professionals the opportunity to share and discover the latest apps that complement the Company’s EnCase products. All apps are reviewed and tested by Guidance Software before being made available in the marketplace.

EnForce Risk Manager

EnForce Risk Manager, which we expect will be made available commercially in 2016, is a highly anticipated, new data risk and privacy solution.  It will allow organizations to implement a proactive approach to information governance, ensuring that sensitive data is identified, classified and remediated allowing organizations to reduce their cyber attack surface area, significantly mitigating potential damage from breaches and improving their ability to comply with global data protection mandates.

Tableau Appliances

Tableau appliances includes write blockers, forensic duplicators and storage devices. Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase Forensic. Tableau storage products, which were only sold during the first and second quarters of 2013, are used in conjunction with write blockers or forensic duplicators, and provide high-performance, high-availability storage for data acquired and produced during forensic examinations.

Professional Services and Training

Professional Services provides various consulting services to our clients, including e-discovery,  cybersecurity incident response, civil/criminal digital investigation, implementation services, and a software advisory program. In addition, we offer certain packaged services based on the specific needs of our customers, including our government customers.

Incident Response Services.  Using EnCase Endpoint Security, consultants investigate and remediate security breaches in an organization’s network infrastructure.  Consultants determine which methods of entry were used to break into the system, the extent and duration of the intrusion, and exactly which data were compromised. They can also “kill” malware and/or rogue processes. In the event a breach draws the attention of regulatory agencies, results and reports can be processed into a court-approved, forensically sound file format to help an organization provide accurate, defensible evidence and information to regulators.

E-Discovery Services.  We offer complete, end-to-end e-discovery consulting and project management services, from litigation hold to the production of files for attorney review. Leveraging our industry-leading EnCase eDiscovery solution, our cost-effective e-discovery services teams automate operations that other service providers perform manually, and are able to conduct large scale e-discovery search, collection, and preservation from a central location, producing fast, accurate results with minimal business disruption.

Implementation Services.  We provide implementation and consulting services in connection with the deployment of our EnCase software.  Our implementation typically takes one to two weeks, during which we conduct performance tests to ensure full functionality and integration with existing systems in the organization, and provide on-site training to ensure our customers can maximize the use of the technology.

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

Training.  Training educates thousands of students per year in computer forensics principles and the use of our EnCase software products and methodology. We provide an array of training courses on topics such as computer forensics, incident response, endpoint security, digital investigations and the proper use of our software products. We operate two training classrooms in Pasadena, California; two near Washington, D.C.; one in Orlando, Florida; one near Chicago, Illinois; and two near London, England. In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central, and South America; Europe; Africa; the Middle East; and Asia/the Pacific Rim (as permitted by U.S. Export Regulations).

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

Sales and Distribution

We currently market our software and services through a worldwide network of value added resellers, direct sales, and inside sales. Our direct sales force is located throughout the Americas, Europe, the Middle East and Africa. In January 2016, management restructured the Company’s sales function in order to further accelerate sales growth. As part of that restructuring, Scott Skidmore was appointed Vice President, Global Sales Channel. Mr. Skidmore’s primary focus will be on expanding and improving the Company’s global channel program, and he will be responsible for the Company’s channel and inside sales routes in geographies where we do not have a direct sales force.

Our revenues consist of product, services, and maintenance fees from our customers and distributors. Product revenue represented approximately 30%, 32% and 31% of our total revenue in fiscal years 2015, 2014 and 2013, respectively. Services revenue represented approximately 33% of our total revenue in fiscal year 2015, as compared to 32% in 2014, and 35% in 2013.  Revenues from maintenance represented approximately 37%, 37%, and 34% of our total revenue in fiscal years 2015, 2014, and 2013, respectively.

Sales to customers outside the United States totaled $26.4 million, representing 25% of our total revenue in fiscal year 2015. For a geographic breakdown of our revenue and property and equipment, see Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters, and internet marketing in order to achieve our marketing goals. Our marketing department also produces collateral material for distribution to potential customers, including websites, presentation materials, white papers, brochures, magazines, and fact sheets. We also host user events for our customers and provide support to our channel partners with a variety of programs, training, and product marketing support materials. In the third quarter of 2015, the Company executed a major brand re-fresh, including the implementation of a modern, mobile-ready, website, logo and messaging, which positioned the Company squarely in the cybersecurity space.

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations. The EnFuse Conference (formerly the Computer and Enterprise Investigation Conference, or CEIC) serves as our annual user conference and draws attendees from global law enforcement, government agencies, corporations, law firms, and the judicial bench. This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information, and learn about important topics in the industry. EnForce enables us to efficiently connect with a broad range of customers, communicate our product offerings (products, services, training, etc.), and launch new products in a captive environment while simultaneously driving add-on sales to customers who have implemented one or more of our core platform products.

Customers

Our impressive customer list includes government agencies and global corporations in a wide variety of industries, such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail. Our EnCase customer base currently includes more than 72 of the Fortune 100 and more than 40% of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim.  Sales to customers outside of the United States accounted for 25%, 23%, and 21% of our revenues for the fiscal years ended December 31, 2015, 2014, and 2013, respectively.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products. For the past several years, the markets we serve have become more and more competitive. In 2015, it became increasingly clear that to better compete again, we needed to accelerate cybersecurity software development. In late 2015, we transferred responsibility for our research and development efforts to Ken Basore, Senior Vice President of Product Engineering, in order, among other matters, to improve the Company’s product delivery performance. In early 2016, we introduced our first wholly new product in three years, EnForce Risk Manager, and also announced a cloud strategy that should yield other new products. We believe the changes in our research and development function were necessary in order to leverage and maximize our return on capital invested.

We conduct research on existing or new computer hardware or software technology to develop solutions for our law-enforcement, government, or corporate markets. We conduct research on file-system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations, and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on customer deployments. Our research and development expenses were $21.2 million, $23.0 million, and $27.7 million in 2015, 2014, and 2013, respectively.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In the cybersecurity market, we believe our EnCase Endpoint Security product provides certain unique capabilities, but we nevertheless compete for budget dollars against established endpoint security vendors such as FireEye/Mandiant and Bit9+CarbonBlack. We also compete with emerging vendors, which represent a variety of different and sometimes complementary approaches — none of which offers the depth of visibility into endpoint data provided by EnCase products. Gartner Research recently published a Competitive Landscape report for what it has named the Endpoint Detection and Response (EDR) market. It includes profiles of competitors such as Cisco AMP for Endpoints, Crowdstrike, Hexis Cyber, and Tanium. Noting the depth and breadth of data visibility as a competitive advantage, along with our key integrations with complementary technologies such as Cisco ThreatGRID, the Blue Coat Security Analytics Platform, FireEye MPS, and ThreatTrack Threat Analyzer, Gartner recognizes Guidance Software as a market leader for EDR tools.

The market for software for electronic discovery is highly fragmented, and our EnCase eDiscovery product competes against enterprise search and content management vendors such as HP and EMC, as well as e-discovery point solutions such as StoredIQ, Clearwell, and Nuix; information and content management vendors including HP, (which acquired Autonomy); Symantec (which acquired Clearwell); EMC (which acquired Kazeon); as well as other privately held companies.

In the computer forensics market we compete against a series of smaller, privately held companies, such as X-Ways Software, and Paraben. Additionally, in the broader enterprise market we compete with forensic vendors including Access Data and security software solution vendors including McAfee and Symantec.

We currently compete on the basis of the breadth and depth of our products’ functionality. Additionally, we compete on the basis of certain other factors, including forensic technology, forensic soundness and acceptance in court, time required to complete an investigation, ability to scale across large networks, and expertise of consulting personnel. We believe that we currently compete favorably with respect to these factors.  For further discussion of our competition, see “Risk Factors—We face direct and indirect competition from other software companies, as well as other companies that provide training, consulting, and certification services in computer forensics, which could limit our growth and market share” in Item 1A.

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

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have 24 issued patents and 11 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnScript®, FastBloc®, EnCE®, EnCEP®, Guidance Software™, LinkedReview™, EnPoint™, Tableau™, EnForce™ and EnFuseSM in the United States.

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

Substantial litigation regarding intellectual property rights exists in the software industry. From time to time, in the ordinary course of business, we may be subject to, or initiate, claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap. These claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all. For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 13 — Contractual Obligations, Commitments and Contingencies” in the notes to the consolidated financial statements included in Item 8.

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

Employees

As of December 31, 2015, we employed approximately 420 full-time employees. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2013, 2014 and 2015. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers. Delays in customer purchases in the future could lead to reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

Our operating results may fluctuate from period to period and within each period, which makes our operating results difficult to predict and could cause our revenues, expenses and profitability to fall short of expectations during certain periods.

Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, many of which are outside of our control. You should not rely on our past results as an indication of future performance, as our operating results in the future may fall below expectations, expenses could increase and revenues could decrease. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, our quarterly revenues and operating results may fluctuate as a result of a variety of factors, including, but not limited to, our lengthy sales cycle, the proportion of revenues attributable to license fees versus services and maintenance revenues, changes in the level of fixed operating expenses, demand for our products and services, the introduction of new products and product enhancements or upgrades by us or our competitors, changes in customer budgets and capital expenditure plans, competitive conditions in the industry and general economic conditions. In addition, many customers make major software acquisitions near the end of their fiscal years, which tends to cause our revenues to be higher in the third and fourth calendar quarters which coincide with the fiscal year ends of many government agencies and corporations, and lower in the first and second calendar quarters. In addition, many customers tend to make software acquisitions or purchases near the end of a particular quarter, which tends to make our revenues for a particular period unpredictable for a significant portion of the period in question until software purchase decisions have been made. Since certain of our software sales are large scale license agreements, a short delay in just one of these software sales from one quarter into a subsequent quarter or a loss of one of these potential sales could cause us to deliver results for a quarter that are below projections of securities analysts that follow our results. There can be no assurance that we will be able to successfully address these risks, and we may not be profitable in any future period.

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

In addition, in order to be able to effectively execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire personnel in virtually all operational areas, but primarily in selling and marketing, research and development, professional services, training and customer service. Competition in our industry for experienced and qualified personnel in these areas is extremely intense, especially for software developers with high levels of experience in designing and developing software products and sophisticated technical sales people experienced in selling our complex type of software products and selling into government agencies. In order to expand sales of our products, we may need to continue to hire highly qualified commissioned sales personnel to directly target potential customers. These new commissioned sales personnel require extensive training and experience before being able to effectively market our software products, and, as a result of these hires, our sales and marketing expense may increase at a greater rate than our revenues, at least in the short term. The expense of hiring and training these commissioned sales personnel may never generate a corresponding increase in revenue. We may not be successful in attracting and retaining the necessary qualified personnel that our growth plan requires. In the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

The failure of the legal community to continue to adopt our eDiscovery solution could negatively affect future sales, which could have a material adverse effect on our results of operations.

We expect to derive a significant amount of sales from our EnCase eDiscovery solution. However, widespread adoption of e-discovery best practices will require a shift in the way the legal community approaches discovery of electronic documents and other electronically stored data. Currently, most large scale electronic discovery projects are conducted by outsourced service providers that manually retrieve documents from each computer subject to review. These service providers have longstanding and entrenched relationships with the corporations that are subject to large-scale discovery inquiries or security breaches and the large law firms that are typically retained in connection with such discovery projects. Corporations and law firms may continue to prefer to use service providers because of these ongoing established relationships, and because the service providers are widely known and accepted within the legal community, and may resist adoption of our EnCase eDiscovery solution. Moreover, the expense of relying on an outsourced service provider may frequently be covered by the corporation’s insurance policy that is otherwise covering the expense of the litigation, including complying with requests for discovery, while implementation of our EnCase eDiscovery would require a significant unreimbursed capital expenditure by the corporation. The failure of corporations and law firms to adopt our EnCase eDiscovery solution for e-discovery could have a material adverse effect on our sales and results of operations.

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

A failure to attract and retain managerial, technical, and other key personnel could reduce our revenues and our operational effectiveness.

Our future success depends in a large part upon the continued services of our executive officers and other key personnel, including without limitation, our existing research and development personnel. The loss of one or more of our key employees could seriously harm our business development, culture and strategic direction. The competition for attracting and retaining key employees is intense. Because of this competition, we may be unable to retain our existing personnel or attract additional qualified employees in the future to keep up with our business demands and changes, and our business, financial condition, results of operations, and cash flows could be materially adversely affected. The risks involved in recruiting and retaining these key personnel may be increased by our lack of profitability and the volatility of our stock price.

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

We face direct and indirect competition from other software companies, as well as other companies that provide incident response, consulting and certification services in computer forensics, which could limit our growth and market share.

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

Several competing companies provide digital investigation software and applications that directly compete or will compete with our products, or offer solutions our products do not address. In addition, if the market for digital investigation software develops as we anticipate, other companies could enter this market through their own software development or through the acquisition of one of our current competitors. If these companies are more successful in providing similar, better or less expensive digital investigation solutions compared to those that we offer, we could experience a decline in customers and revenues. These companies include computer forensic companies, managed security services companies and consulting companies, such as international consulting/accounting firms, many of which have substantially greater resources and customer bases than we do. If our competitors are more successful than we are at generating professional services engagements, our growth rate or revenues may decline.

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

In early January 2006, the Federal Trade Commission (the “FTC”) commenced an inquiry into the December 2005 security breach. In September 2006, we executed a consent decree proposed by the FTC that includes no monetary penalties. The consent decree found that we failed to implement proper security measures to protect consumers’ data, and requires us to provide the FTC with initial and biennial third-party assessments of our IT security for a period of 10 years. Additionally, the consent decree requires us to maintain a comprehensive IT security program, retain documentation of such program and provide notice of the consent decree to our executives and employees for a period of 20 years. The FTC formally approved the consent decree on November 15, 2006 and subsequently issued a press release announcing the investigation and its conclusion. In April 2007, we received formal notice and service of the decree from the FTC, effectively ending the inquiry. In 2007, we timely filed the first compliance report required by the consent decree. In 2011, 2013, and 2015, we timely complied with our biennial monitoring and reporting responsibilities required by the consent decree.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was originally effective beginning after December 15, 2016, and early adoption was not permitted under US GAAP. However, on July 9, 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year, beginning after December 15, 2017, with an option to adopt as of the original effective date, beginning after December 15, 2016. We are currently evaluating the financial statement impact of the new standard.

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

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The assessment including interest is approximately $1.2 million as of December 31, 2015. The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

Our operating results and business would be seriously impaired if our revenues from our software product offerings, which include EnCase Endpoint Security and EnCase eDiscovery, were to decline.

Historically, we have derived substantially all of our license revenues from sales of our EnCase product offerings. Although we have introduced new software modules, we expect that our EnCase product offerings will account for the largest portion of our software product revenue for the foreseeable future. We believe that the degree of penetration for our EnCase Forensic product in the law enforcement market makes it unlikely that revenue from sales of EnCase Forensic will contribute dramatically to future revenue growth. For this reason, we are dependent on increased sales of our EnCase Endpoint Security and eDiscovery product offerings to drive future growth.

As a result, if for any reason revenue from our EnCase product offerings declines further or does not increase as anticipated, our operating results and our prospects for growth will be significantly impaired. Further, if these products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our business will be adversely affected.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to our current or future software applications, trademarks or other proprietary rights. The legal framework for software patents is rapidly evolving and we expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows. In certain circumstances, the owners of proprietary software could make copyright and/or patent infringement claims against us in connection with such activity. Any such claims, whether meritorious or not, could be time consuming and difficult to defend against, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. Any of these claims could disrupt our business, make it difficult to add or retain important features in our products and have a material adverse effect on our financial condition and results of operations. For a discussion of intellectual property claims that have recently been asserted against us, see “Item 3.  Legal Proceedings” and “Note 13 —  Contractual Obligations, Commitments and Contingencies” in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We derive a significant portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For the year ended December 31, 2015, we derived approximately 13.8% of our revenues from the sales of products and services from the U.S. Government. In 2015, 2014 and 2013, our business was adversely affected by government budgeting constraints. Changes in government contracting policies or additional or continued government budgetary constraints could directly affect our business, financial condition and results of operations. Among the factors that could adversely affect our business, financial condition or results of operations are:

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

Because we offer our EnScript programming language for customization of and the creation of add-ons for EnCase, customers or third-party programmers may be able to develop products that compete with our products or reduce the marketability or value of our products.

We have developed many of our major products, including EnCase Endpoint Security and EnCase eDiscovery,  to function as applications running on the EnCase platform. In order to enhance the attractiveness of EnCase to potential customers and position EnCase as a standard software for digital investigations, we have made available without charge the EnScript programming language, which permits users of EnCase to develop customized add-on features for their own or others’ use, and we have trained our customers on how to write add-on programs using the EnScript programming language, which is similar to Java or C++. As part of this strategy, we have encouraged the development of an active community of EnScript programmers similar to those which have emerged for other software products. While we believe widespread use of our EnScript programming language will ultimately create demand for our products, customers in the past have developed, and may in the future develop, software for use with EnCase using the EnScript programming language, rather than purchasing certain of our product offerings. Losses of sales to potential customers could have a material adverse impact on our revenues and results of operations.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also continue to expand and diversify our international operations which will increase our global reach. For the years ended December 31, 2015, 2014 and 2013, we derived approximately 25%, 23%, and 21%, respectively, of our revenues from sales of products and services outside the United States.

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

As of February 22, 2016, our executive officers, directors and affiliated entities together beneficially own approximately 38% of our common stock outstanding, including approximately 30% of our outstanding common stock held by trusts affiliated with our founder and former Chairman of the Board and Chief Technology Officer, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

Our business could be negatively affected as a result of a proxy contest.

We have received a notice of nomination from trusts affiliated with Shawn McCreight regarding his intention to nominate five individuals for election to the Company’s board of directors at the Company’s 2016 Annual Meeting of Stockholders and to solicit proxies from stockholders in support of his five nominees. If Mr. McCreight does not withdraw the nominations and the proxy contest continues, our business could be adversely affected because:

•                  responding to the proxy contest, including, but not limited to, issues related to the qualifications of our board of directors and management, can be disruptive, costly and time-consuming, and divert the attention of our management and employees;

•                  perceived uncertainties as to our future direction, including, but not limited to, uncertainties related to our board of directors and management, may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties;

•                  if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders; and

•                  these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

If Mr. McCreight is successful in his proxy contest, part of his agenda may include further changes to our executive management.

Mr. McCreight’s proxy contest may have a negative impact on our ability to retain key executives and employees, which could have a material negative impact on our operations and financial results. During 2015, we hired executives as CEO, CMO, and General Counsel, among others, and appointed two of the five current members onto our board of directors. We cannot provide assurances that further changes to our board of directors or executive management will be effectively managed to transition into control over our businesses. Furthermore, any changes to our management and board of directors will impact our ability to retain remaining executives and employees, which would harm our sales and operations and negatively impact the prospects of our business.

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

Our balance sheet contained finite-lived intangible assets and goodwill totaling $20.8 million at December 31, 2015 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2015, we had $14.6 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (ASC 350) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred. One customer represents 59% of our subscription revenue for the year ended 2015. If we were to lose this specific customer, our subscription operations would be adversely affected, and this might result in an impairment of the goodwill and intangible assets in this reporting unit.

As of December 31, 2015, we had $6.2 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

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

We also lease approximately 62,000 square feet at facilities in: Houston, Texas; New York City, New York; Waukesha, Wisconsin; San Francisco, California; Dulles, Virginia; Chicago, Illinois; Orlando, Florida, Chandler, Arizona and near London, England. We also maintain regional facilities in Singapore, Japan, and Brazil. These leases expire at various points through 2019.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086. In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product. On July 8, 2015, the judge in the Central District Court of California denied the motions of the Company and other defendants for summary judgment on the validity of the patents remaining in the case. This matter is ongoing, and we anticipate it will go to trial in 2017.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$7.23	$5.31	$11.54	$8.92
Second Quarter	9.22	5.45	11.25	8.12
Third Quarter	10.07	5.80	10.09	6.41
Fourth Quarter	6.75	4.93	7.26	5.33

As of January 31, 2016, there were 20 holders of record of our common stock.  On February 22, 2016, the last sale price reported on the NASDAQ Global Market for our common stock was $5.00 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2015, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. There were no open market purchases during 2015, 2014, or 2013. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

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

Period	Total Number of Shares Repurchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1 to December 31, 2013
Employee transactions	284	$9.96	—	—
Total Employee transactions	284	$9.96	—	—

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

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.                                  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected consolidated balance sheet data as of December 31, 2015 and 2014 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2015, have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report.  The selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and selected consolidated statement of operations data for the year ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$31,897	$34,412	$34,203	$56,116	$52,345
Services revenue	35,264	34,333	38,506	37,095	22,765
Maintenance revenue	39,845	39,911	37,815	36,259	29,491
Total revenues	107,006	108,656	110,524	129,470	104,601
Cost of revenues (excluding depreciation and amortization, shown below):
Cost of product revenue	8,869	8,427	7,450	7,982	5,973
Cost of services revenue	24,349	25,385	28,055	26,499	19,914
Cost of maintenance revenue	2,428	2,194	2,015	1,956	2,539
Total cost of revenues (excluding depreciation and amortization, shown below)	35,646	36,006	37,520	36,437	28,426
Operating expenses:
Selling and marketing	38,710	39,011	41,486	42,278	36,992
Research and development	21,180	22,998	27,744	24,459	18,882
General and administrative	19,131	18,350	17,403	21,224	16,432
Depreciation and amortization	6,403	7,426	7,678	6,859	5,424
Total operating expenses	85,424	87,785	94,311	94,820	77,730
Operating loss	(14,064)	(15,135)	(21,307)	(1,787)	(1,555)
Other income and expense:
Interest income	11	13	22	39	53
Interest expense	(9)	(12)	(34)	(72)	(9)
Other income, net	27	669	36	25	20
Total other income and expense	29	670	24	(8)	64
Loss before income taxes	(14,035)	(14,465)	(21,283)	(1,795)	(1,491)
Income tax provision	360	264	217	188	158
Net loss	$(14,395)	$(14,729)	$(21,500)	$(1,983)	$(1,649)
Net loss per share:
Basic	$(0.51)	$(0.55)	$(0.83)	$(0.08)	$(0.07)
Diluted	$(0.51)	$(0.55)	$(0.83)	$(0.08)	$(0.07)
Weighted average number of shares used in per share calculations(1):
Basic	27,953	26,758	25,757	24,577	23,252
Diluted	27,953	26,758	25,757	24,577	23,252

	Year Ended December 31,
	2015	2014	2013	2012	2011
Share-Based Compensation Data(2):
Cost of product revenue	$106	$131	$137	$101	$82
Cost of services revenue	1,125	1,398	1,347	1,100	813
Cost of maintenance revenue	157	149	126	83	85
Selling and marketing	1,375	1,308	2,100	1,639	1,613
Research and development	1,648	1,783	2,044	1,428	1,373
General and administrative	2,351	1,925	1,872	1,500	1,566
Total share-based compensation	$6,762	$6,694	$7,626	$5,851	$5,532

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$18,967	$18,355	$19,919	$32,606	$37,048
Total assets	$82,290	$85,827	$89,231	$100,574	$77,328
Capital leases and other long term liabilities	$649	$712	$340	$574	$113
Deferred revenues	$49,795	$45,360	$41,663	$43,452	$39,582
Total stockholders’ equity	$11,238	$17,184	$24,040	$39,020	$24,311

(1)                  See Note 3 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                  Non-cash compensation recorded for each of the last five years five years ended December 31, 2015 relates to stock options and restricted stock granted to employees measured under the fair value method and includes costs related to nonvested share grants.

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward- looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K.

Overview

We develop and provide a leading software and hardware solutions for digital investigations, including EnCase Endpoint Security, EnCase eDiscovery, and EnCase Endpoint Investigator, which are network-enabled products primarily for corporations and government agencies, and EnCase Forensic, a desktop-based product primarily for law enforcement agencies and digital investigators.

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase Forensic products and related services.  We have experienced increases in our revenues as a result of the release of our EnCase Enterprise product in late 2002 (which was replaced by our EnCase Endpoint Investigator in 2015), which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase eDiscovery solution in late 2005 and EnCase Information Assurance solution in late 2006 (which was replaced by our EnCase Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc.  In September 2013, we introduced EnCase Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  In 2015, we combined EnCase Cybersecurity and EnCase Analytics to form our EnCase Endpoint Security solution.  We anticipate that sales of our EnCase products and related services, in particular our EnCase Endpoint Security , EnCase eDiscovery, and EnCase Forensic solutions, and sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

•                           Law enforcement agency budgets. We sell our EnCase Forensic products and training services primarily to law enforcement agencies.  Because of the limited nature of law enforcement budgets, funds are typically initially allocated toward solving issues perceived to be the most pressing.  Sales of our products could be impacted by changes in the budgets of law enforcement agencies or in the relative priority assigned to digital law enforcement investigations.

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

Summary of Results of Operations

Our total revenues for the year ended December 31, 2015 was $107.0 million, a decrease of $1.7 million, or 2%, from $108.7 million for the year ended December 31, 2014.  Product revenue was $31.9 million for the year ended December 31, 2015, a decrease of $2.5 million, or 7%, from $34.4 million for the year ended December 31, 2014.  Services revenue was $35.3 million for the year ended December 31, 2015, an increase of $1.0 million, or 3%, from $34.3 million for the year ended December 31, 2014.  Maintenance revenue for the year ended December 31, 2015 remained essentially flat year over year at $39.9 million as compared to the year ended December 31, 2014.  The decrease in our total revenue for the year ended December 31, 2015, compared to 2014 was primarily due to a decrease in product revenue, partially offset by an increase in services revenue.

Our net loss for the year ended December 31, 2015 was $14.4 million, or $0.51 per share, compared to a net loss of $14.7 million, or $0.55 per share, for 2014.  Our future profitability is primarily dependent upon revenue from the sale of our products.  The primary contributor to the increase in our net loss for 2015 was a decrease in revenues compared with 2014.

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

	Year Ended December 31,
(Dollars in thousands)	2015	Change %	2014	Change %	2013
Product revenue	$31,897	(7)%	$34,412	1%	$34,203
Services revenue	35,264	3%	34,333	(11)%	38,506
Maintenance revenue	39,845	—%	39,911	6%	37,815
Total revenues	$107,006	(2)%	$108,656	(2)%	$110,524

Product Revenue

We generate product revenue principally from two product categories: Enterprise products and Forensic products.  Our Enterprise products include revenue related to licenses of our EnCase Endpoint Security, EnCase eDiscovery, and EnCase Endpoint Investigator sales.  Our Forensic products include revenue related to EnCase Forensic, EnCase Portable, and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience our lowest levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue for the year ended December 31, 2015 decreased $2.5 million, or 7%, to $31.9 million from $34.4 million for the year ended December 31, 2014.  The decrease was primarily due to $1.2 million decrease, or 8%, to $12.6 million from $13.8 million for the year ended December 31, 2014 in Enterprise products due to the timing of our transition to a more channel-focused sales model for our Enterprise products and a $1.0 million decrease, or 10%, to $8.9 million from $9.9 million for the year ended December 31, 2014 in forensic software sales due to weakness in government spending.

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

Services Revenue

We generate services revenue from professional services, training and subscription services.  Our professional services provides various consulting services to our clients, including network security incident response, e-discovery, civil/criminal digital investigation, implementation services, as well as a software advisory program. Our training services educate students in computer forensics principles and the use of our EnCase software products and methodology. Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement. We generate subscription revenue principally from two types of customers: corporate or large enterprise customers who typically use our cloud-based software to host multiple legal cases on an ongoing basis, and law firm customers, who typically use our cloud-based software to host single cases.

Services revenue for the year ended December 31, 2015 increased $1.0 million, or 3%, to $35.3 million from $34.3 million for the year ended December 31, 2014.  The increase is primarily due to a $2.0 million increase in our professional services revenue due to increased case work and incident response work, partially offset by a $1.0 million decrease in subscription revenue due to reductions in single-case law firm engagements.

Services revenue for the year ended December 31, 2014 decreased $4.2 million, or 11%, to $34.3 from $38.5 for the year ended December 31, 2013.  The decrease is due to a $2.9 million decrease in subscription revenue due to downward facing pricing pressure in the eDiscovery sector and reduced revenue as a result of single-use law firm customers transitioning their cases from production to archive status, and a $1.3 million decrease in professional services revenue due to a decrease in case work and incident response for our cloud-based subscriptions due to lower demand for our services from hosting customers.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with new product license for on-premise products. Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue for the year ended December 31, 2015 remained essentially flat year over year at $39.9 million as compared to the year ended December 31, 2014, primarily due to revenue from additional maintenance contracts during the year being offset by maintenance contract non-renewals.

Maintenance revenue for the year ended December 31, 2014 increased $2.1 million, or 6%, to $39.9 million from $37.8 million for the year ended December 31, 2013.  The increase is primarily due to sustained increases in our installed product base and customers desiring to continue maintenance support on our products.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2015	Change %	2014	Change %	2013
Cost of product revenue	$8,869	5%	$8,427	13%	$7,450
Cost of services revenue	24,349	(4)%	25,385	(10)%	28,055
Cost of maintenance revenue	2,428	11%	2,194	9%	2,015
Total cost of revenues	$35,646	(1)%	$36,006	(4)%	$37,520
Share-based compensation included above:
Cost of product revenue	$106		$131		$137
Cost of services revenue	$1,125		$1,398		$1,347
Cost of maintenance revenues	$157		$149		$126

Gross Margin Percentage

Products	72.2%	75.5%	78.2%
Services	31.0%	26.1%	27.1%
Maintenance	93.9%	94.5%	94.7%
Total	66.7%	66.9%	66.1%

Cost of Product Revenue

The cost of product revenue consists principally of the cost of producing our software products, the cost of manufacturing our hardware products and product distribution costs, including the cost of packaging, shipping, customs duties, and compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenue generated and result in higher gross margins than our services and maintenance businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

The cost of product revenue for the year ended December 31, 2015 increased $0.5 million, or 5%, to $8.9 million from $8.4 million for the year ended December 31, 2014.  The increase was primarily due to a $0.4 million increase in appliance costs which resulted in a lower gross margin of 72.2% in 2015 as compared to 75.5% in 2014.

The cost of product revenue for the year ended December 31, 2014 increased $1.0 million, or 13%, to $8.4 million from $7.5 million for the year ended December 31, 2013.  The increase was primarily due to a $0.8 million increase in hardware costs and a $0.3 million increase in Original Equipment Manufacturer (“OEM”) royalty expense associated with higher sales of hardware.  Product gross margin decreased to 75.5% in 2014 from 78.2% in 2013 primarily due to the increase in hardware sales which have a lower gross margin than our enterprise and forensic software sales.

Cost of Services Revenue

The cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.

The cost of services revenue for the year ended December 31, 2015 decreased $1.1 million, or 4%, to $24.3 million from $25.4 million for the year ended December 31, 2014.  The decrease was primarily due to a $0.8 million decrease in cost of subscription revenue and a $0.2 million decrease in cost of training, while cost of professional services remained essentially flat year over year.

The $0.8 million decrease in the cost of subscription revenue is primarily due to a $0.5 million reduction in employee related costs associated with a reduction in headcount that occurred in 2014, as well as a $0.2 million decrease in rent expense due to the relocation of our data center to a less expensive location in the second quarter of 2014.

The decrease in the cost of training was primarily related to a $0.1 million decrease in compensation and employee related costs associated with a reduction in headcount that occurred in 2014 and a $45,000 reduction in realignment expense that occurred in 2014 that did not reoccur in 2015.

The cost of services revenue for the year ended December 31, 2014 decreased $2.7 million, or 10%, to $25.4 million from $28.1 million for the year ended December 31, 2013.  The decrease was primarily due to a $2.6 million decrease in the cost of professional services revenue due to a decrease in compensation and related expenses associated with a reduction in headcount.

Services gross margin increased to 31.0% in 2015 from 26.1% in 2014, primarily due to a higher utilization rates in our professional services business.

Cost of Maintenance Revenue

The cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

The cost of maintenance revenue for the year ended December 31, 2015 increased $0.2 million, or 11%, to $2.4 million from $2.2 million for the year ended December 31, 2014.  The increase was primarily due to $0.2 million increase in compensation and employee-related costs due to annual merit increases and an increase in headcount.

The cost of maintenance revenue for the year ended December 31, 2014 increased $0.2 million, or 9%, to $2.2 million from $2.0 million for the year ended December 31, 2013.  The increase was primarily due to an increase in compensation and employee-related costs.  Maintenance gross margin was 93.9% in 2015, compared to 94.5% in 2014.  The lower gross margin was primarily a result of higher costs of maintenance while revenues remained essentially flat.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2015	Change %	2014	Change %	2013
Selling and marketing expenses	$38,710	(1)%	$39,011	(6)%	$41,486
Research and development expenses	$21,180	(8)%	$22,998	(17)%	$27,744
General and administrative expenses	$19,131	4%	$18,350	5%	$17,403
Depreciation and amortization expenses	$6,403	(14)%	$7,426	(3)%	$7,678
As a percent of revenue:
Selling and marketing expenses	36.2%		35.9%		37.5%
Research and development expenses	19.8%		21.2%		25.1%
General and administrative expenses	17.9%		16.9%		15.7%
Depreciation and amortization expenses	6.0%		6.8%		6.9%
Share-based compensation included above:
Selling and marketing expenses	$1,375		$1,308		$2,100
Research and development expenses	$1,648		$1,783		$2,044
General and administrative expenses	$2,351		$1,925		$1,872

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

Selling and marketing expenses for the year ended December 31, 2015 decreased $0.3 million, or 1%, to $38.7 million from $39.0 million for the year ended December 31, 2014.  The decrease was primarily due to $1.0 million realignment expense associated with our reduction in headcount that occurred in 2014 that was not as large in 2015, partially offset by a $0.6 million increase in compensation and other employee-related costs due to a focused investment in our selling and marketing leadership.

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

Research and development expenses for the year ended December 31, 2015 decreased $1.8 million, or 8%, to $21.2 million from $23.0 million for the year ended December 31, 2014.  The decrease is primarily related to a $1.2 million decrease in compensation and other employee-related expenses due to lower headcount and $0.8 million in realignment expense associated with our reduction in headcount that occurred in 2014 that was not as large in 2015, partially offset by an increase of $0.2 million of software maintenance related to increased usage of third-party licenses.

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

General and administrative expenses for the year ended December 31, 2015 increased $0.7 million, or 4%, to $19.1 million from $18.4 million for the year ended December 31, 2014.  The increase in general and administrative expenses was primarily attributable to $2.1 million in compensation and employee-related costs due to merit increases that occurred during the second quarter of 2015 and the recruiting and hiring of our new CEO partially offset by a $1.2 million decrease in realignment expense associated with our reduction in headcount that occurred in 2014.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets.  In 2015, 2014 and 2013, we invested $3.8 million, $1.9 million and $13.2 million, respectively, in capital equipment and leasehold improvements.

Depreciation and amortization expense for the year ended December 31, 2015 decreased $1.0  million, or 14%, to $6.4 million from $7.4 million for the year ended December 31, 2014.  The decrease was primarily due to a decrease of $0.3 million in amortization expenses as a result of certain of our acquired intangible assets being fully amortized and a decrease of $0.5 million due to fixed assets being fully depreciated.

Depreciation and amortization expense for the year ended December 31, 2014 decreased $0.3 million, or 3%, to $7.4 million from $7.7 million for the year ended December 31, 2013.  The decrease was primarily due to a decrease of $0.3 million in amortization expenses as a result of certain of our acquired intangible assets being fully amortized.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  For the year ended December 31, 2015, we recorded income of $29,000 as compared with income of $0.7 million for the same period in 2014.  The decrease was primarily due to a $0.6 million gain related to the sale of a domain name in 2014 that did not reoccur in 2015.  For the year ended December 31, 2014, we recorded income of $0.7 million as compared with income of $24,000 for the same period in 2013.  The increase was primarily due to a $0.6 million gain related to the sale of a domain name in May 2014.

Income Tax Provision

The effective tax rate in years 2015, 2014, and 2013 was 2.6%, 2.0%, and 1.0%, respectively. The effective tax rate in 2015, 2014, and 2013 differed from the federal statutory rate of 34% primarily due to the tax impact of deferred income tax adjustments, foreign tax adjustments, certain share-based compensation, and the impact of providing a valuation allowance against Federal and California research and development credits and deferred tax assets. See Note 7 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

As of December 31, 2015, we had $19.0 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services.  Net cash provided by operating activities was $2.8 million in 2015, compared with $0.6 million of cash used in operating activities in 2014. The net cash provided by operating activities in 2015 included a net loss of $14.4 million, $6.4 million in depreciation and amortization, a decrease of $2.6 million in accounts payable, a decrease of $2.2 million in prepaid expenses and other assets, and an increase of $0.7 million in accrued liabilities.  This compares to cash used in operating activities in 2014 which included a $14.7 million net loss, an increase of $1.2 million in trade receivables, an increase of $1.5 million in prepaid expenses and other assets and an increase of $3.7 million in deferred revenues in 2014.

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

Net cash used in investing activities was $3.8 million in 2015 compared to $1.9 million in 2014 and $13.2 million in 2013.  The increase in cash used in investing activities during 2015 was primarily due to the purchase of $3.8 million of property and equipment related to new servers and technology equipment.  Purchase of property and equipment was $1.9 million in 2014 compared to $13.2 million in 2013.  The decrease was primarily due to the purchase of property and equipment related to the relocation to our new headquarters in 2013.

Net cash provided by financing activities was $1.6 million in 2015 and $1.0 million in 2014 compared to cash used in financing activities of $2.3 million in 2013.  Cash provided by financing activities in 2015 included $1.7 million in proceeds from the exercise of our stock options, partially offset by $80,000 in principal payments on capital leases and other obligations. Cash provided by financing activities in 2014 included $1.2 million in proceeds from the exercise of our stock options, partially offset by $0.2 million in principal payments on capital leases and other obligations.  Cash used in financing activities in 2013 included $2.8 million repurchases and withholding of common stock, and $1.2 million of principal payments on capital leases and other obligations, partially offset by $1.7 million of proceeds from the exercise of stock options.

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

As of December 31, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Contractual Obligations and Commitments

At December 31, 2015, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$158	$75	$83	$—	$—
Non-cancelable operating lease obligations	$30,969	$4,222	$12,708	$5,803	$8,236
Purchase obligations	$2,370	$2,370	$—	$—	$—

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services.  To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all.  Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.  We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and recognition related to these unrecognized tax benefits. See “Note 7—Income Taxes” in the notes to the consolidated financial statements included in Item 8 for further information regarding the unrecognized tax benefits.

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

Effective July 7, 2015, we entered into a renewal of our Office Lease Agreement (the “UK Lease”) to lease approximately 8,000 rentable square feet of an office building located in Slough, United Kingdom, which is used primarily as a training center. The UK Lease commences on January 9, 2016 and expires on January 8, 2021, with an option to exit the lease on January 9, 2019. The total annual rent under the UK Lease is approximately $267,000.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

Stock Repurchases

In August 2008, our Board of Directors authorized management to repurchase up to $8.0 million of our outstanding common stock.  Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, market conditions and our share price.  Repurchased shares are held in Treasury Stock and have not been retired.  As of December 31, 2015, we had approximately $3.6 million remaining under this authorization.

In addition to the shares we have repurchased on the open market, we withheld zero shares from employees to satisfy their personal income tax withholding requirements upon the vesting of share awards issued under our equity compensation plans during the years ended December 31, 2015 and 2014.  For the year ended December 31, 2013 we withheld approximately 284,000 common shares.  Withheld shares are held in Treasury Stock and have not been retired.  The Company may engage in similar transactions from time to time related to future vesting of employee restricted stock awards.

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

Revenue Recognition

We generate revenues principally from the sale of our EnCase software products. Our software products include perpetual licenses and are related to our EnCase Endpoint Investigator, EnCase Endpoint Security, EnCase eDiscovery, EnCase Forensic, EnCase Portable, and forensic appliance sales. Revenue associated with the sale of software licenses and revenue associated with forensic appliance sales are referred to as product revenue. Revenues are also generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues associated with cloud-based document review and production SaaS, which we collectively refer to as services revenue. Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

We recognize revenue in accordance with Accounting Standards Unit (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendment to Accounting Standards Codification, “ASC” Topic 605, Revenue Recognition ), Revenue Recognition - Software topic (ASC 985-605) and Revenue Recognition (ASC 605). While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

Revenue Recognition Criteria: We recognize revenue when the following criteria have been met:

• Persuasive evidence of an arrangement: When we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer.

• Delivery : We deem delivery of products to have occurred when the title and risk of ownership have passed to the buyer. Services revenues are considered delivered as they are performed.

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

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenue . The timing of software product revenue recognition is dependent on the nature of the product sold or the structure of the license.

EnCase Software Products: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Revenue associated with term licenses are recognized ratably over the term of the license because we have not established VSOE for post-contract customer support in term license arrangements.

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

Maintenance revenue. Maintenance revenue includes technical support and software updates on a when-and-if-available basis. We recognize maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be allocated through reference to substantive maintenance renewal provisions contained in multiple element arrangements. We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal is stated in the contract with our customer as a percentage of the net license fee, provided the rate is substantive.

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

Revenue Recognition for Hardware and Subscription Revenues (Nonsoftware Elements)

Hardware product revenue. Revenue associated with the sale of forensic appliances is recognized upon shipment to the customers, which include certain resellers, provided that all other criteria for revenue recognition have been met.

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

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, if available; third party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE are available. A description as to how we determine VSOE, TPE and BESP is provided below:

• VSOE . VSOE is determined based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

• TPE . When VSOE cannot be established for deliverables in a multiple element arrangement, judgment is applied with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that comparable pricing of services with similar functionality has not been obtained. Furthermore, we have been unable to reliably determine selling prices of similar competitive services on a stand-alone basis. As a result, we have not been able to establish selling prices based on TPE.

• BESP . When VSOE or TPE cannot be established, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

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

Goodwill and indefinite-lived intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Intangibles — Goodwill and Other (ASC 350).  Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1, 2013, the Company adopted the ASU 2011-08 issued by the FASB for the revised guidance on “Testing of Goodwill for Impairment.”  Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  We performed a quantitative assessment for our goodwill and indefinite-lived assets as of October 1, 2015, and determined they were not impaired.

Our goodwill impairment analysis for the year ended December 31, 2015 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 150% to over 440%, and are not considered by management to be at risk of failing step one of the impairment test. The estimated fair value of the subscription reporting unit, with $6.9 million of goodwill, exceeded its carrying value by 33%. The significant assumptions that drive the estimated fair value are projected future cash flows, growth rates, and weighted average cost of capital and market multiples. Due to the subjectivity of these assumptions, the subscription reporting unit may be at greater risk for goodwill impairment if actual results differ from our projections or there are significant changes in market and economic factors affecting fair value.  Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. Additionally, one customer represents approximately 59% of our subscription revenue for the year ended December 31, 2015.  If we were to lose this specific customer, our subscription operations and therefore future cash flows would be adversely affected.

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

As of December 31, 2015, there was approximately $2.3 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.5 years and approximately $11.7 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.6 years.  We expect to record approximately $6.2 million in share-based compensation in 2016 related to options and restricted stock awards outstanding at December 31, 2015.  See Note 10 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  The new guidance has been adopted on a prospective basis for the year ended December 31, 2015.  The adoption resulted in the reclassification of an immaterial deferred tax asset and noncurrent deferred tax liability of $0.5 million as of December 31, 2015.  Prior periods presentation of deferred tax assets has not been retrospectively adusted.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2015, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 8.                                 Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                        Controls and Procedures

Management, with the participation of the interim Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Controls—Integrated Framework.  Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Operating and Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015, issued by our independent registered public accounting firm, Ernst and Young, LLP, is included under Item 9B.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                        Other Information

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Guidance Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Guidance Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Guidance Software, Inc. as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Guidance Software, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2016

Officer and Director Share Purchase Plan

At a meeting on February 19, 2016, the Board of Directors of the Company approved, effective February 19, 2016, an Officer and Director Share Purchase Plan (the “Plan”), which allows executive officers and directors of the Company to purchase shares of the Company’s common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the Plan by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing Company shares. Elections to participate in the Plan may only be made during open trading windows under the Company’s insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 200,000 shares to be made available for purchase by officers and directors under the Plan.

The foregoing description is qualified in its entirety by reference to the Plan and the election form under the Plan, a copy of which is attached hereto as Exhibit 10.45 and is incorporated herein by reference.

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

(3)	List of exhibits required by Item 601 of Regulation S-K. See part (b) below

(b)                  Exhibits:

The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the SEC (the original Exhibit number is included parenthetically).

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)
3.2(10)	Fourth Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)
10.2(7)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #
10.3(8)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #
10.4(9)	Amended and Restated Employment Agreement, dated February 23, 2011, by and between Guidance Software, Inc. and Victor Limongelli. #
10.5(3)	Amended and Restated Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.9) #
10.6(3)	Stock Option Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.10) #
10.7(3)	Restricted Stock Cancellation Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.11) #
10.8(3)	Restricted Stock Agreement, dated January 19, 2008, by and between Guidance Software, Inc. and Victor Limongelli. (Exhibit 10.12) #
10.9(4)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #
10.10(2)	Form of Tax Matters Agreement. (Exhibit 10.10)
10.11(16)	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc., as amended February 29, 2012.
10.12(2)	Form of Indemnification Agreement. (Exhibit 10.13)
10.13(11)	Form of Second Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Appendix 1) #
10.14(5)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #
10.15(5)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #
10.16(6)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #
10.17(8)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #
10.18(8)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #
10.19(8)	Employment Agreement dated August 1, 2004 by and between Guidance Software, Inc. and Mark E. Harrington. (Exhibit 10.23) #
10.20(12)	Offer Letter, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.22) #
10.21(12)	Employment Agreement, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.23) #
10.22(13)	Loan and Security Agreement, dated July 12, 2012, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 10.1)
10.23(17)	Modification Agreement, dated October 30, 2013, by and between Guidance Software, Inc. and Bank of the West. (Exhibit 20.1)
10.24(14)	Agreement and Plan of Merger, dated as of February 7, 2012, by and among CaseCentral, Inc., Guidance Software, Inc., Cloud Acquisition Corp. and Shareholder Representative Services, LLC. (Exhibit 2.1)
10.25(15)	Office Lease Agreement by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated July 26, 2012. (Exhibit 10.1)
10.26(16)	Employment Agreement dated June 1, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.27(16)	Amendment to Employment Terms, dated November 5, 2009 by and between Guidance Software, Inc. and Amanda Berger. #
10.28(16)	Offer Letter, dated April 15, 2009, by and between Guidance Software, Inc. and Amanda Berger. #
10.30(18)	Colocation License Agreement, dated December 18, 2013, by and between Digital 2121 South Price, LLC and Guidance Software, Inc.
10.31(18)	Office Lease, dated June 30, 2014, by and between OTR and Guidance Software, Inc.
10.32(19)	Loan and Security Agreement, dated August 29, 2014, by and among Guidance Software, Inc., Guidance Tableau LLC, CaseCentral, Inc. and Silicon Valley Bank.

10.34 (20)	Second Amendment to Employment Terms, dated December 1, 2014 by and between Guidance Software, Inc. and Barry Plaga. #
10.35 (21)	Modification Letter to Extend Expiration Date for Bank of the West Loan and Security Agreement.
10.36 (21)	MongoDB Software License Distribution Agreement dated as of November 13, 2014, by and between MongoDB and Guidance Software, Inc.
10.37 (22)	Mutual Separation Agreement between Guidance Software, Inc. and Amanda Berger, dated February 3, 2015. #
10.38 (23)	Offer Letter, dated March 11, 2015, by and between Guidance Software, Inc. and Max Carnecchia.
10.39 (23)	Indemnification Agreement, dated March 11, 2015 by and between Guidance Software, Inc. and Max Carnecchica.
10.40 (24)	Offer Letter, dated April 14, 2015, between Guidance Software, Inc. and Patrick Dennis. #
10.41 (24)	At Will Employment Agreement, dated April 14, 2015, between Guidance Software, Inc. and Patrick Dennis. #
10.42 (25)	Second Amendment to Office Lease, by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated March 31, 2015.
10.43 (26)	Transition and Mutual Separation Agreement between Guidance Software, Inc. and Mark Harrington, effective July 15, 2015. #
10.44	Separation Agreement between Guidance Software, Inc. and Shawn McCreight, effective January 15, 2016.
10.45	Guidance Software, Inc. Officer and Director Share Purchase Plan, dated February 19, 2016
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(17)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on November 5, 2013.

(18)           Incorporated by reference to Guidance Software, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2014.

(19)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on September 5, 2014.

(20)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on December 4, 2014.

(21)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

(22)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 9, 2015.

(23)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 13, 2015.

(24)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on April 15, 2015.

(25)           Incorporated by reference to Guidance Software, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2015.

(26)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 20, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited the accompanying consolidated balance sheet of Guidance Software, Inc. as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statements schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guidance Software, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2016

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,967	$18,355
Restricted cash	—	153
Trade receivables, net of allowance for doubtful accounts of $376 and $634, respectively	21,434	20,255
Inventory	2,543	2,684
Prepaid expenses and other current assets	3,335	5,054
Total current assets	46,279	46,501
Long-term assets:
Property and equipment, net	13,513	14,558
Intangible assets, net	6,157	7,766
Goodwill	14,632	14,632
Other assets	1,709	2,370
Total long-term assets	36,011	39,326
Total assets	$82,290	$85,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,335	$5,919
Accrued liabilities	9,815	8,407
Capital lease obligations	69	67
Deferred revenues	41,553	39,128
Total current liabilities	54,772	53,521
Long-term liabilities:
Deferred rent	6,947	7,661
Other long-term liabilities	580	645
Deferred revenues	8,242	6,232
Deferred tax liabilities	511	584
Total long-term liabilities	16,280	15,122
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,306,000 and 31,155,000 shares issued, respectively; 30,526,000 and 29,376,000 shares outstanding, respectively	25	25
Additional paid-in capital	118,714	110,265
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(96,022)	(81,627)
Total stockholders’ equity	11,238	17,184
Total liabilities and stockholders’ equity	$82,290	$85,827

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product revenue	$31,897	$34,412	$34,203
Services revenue	35,264	34,333	38,506
Maintenance revenue	39,845	39,911	37,815
Total revenues	107,006	108,656	110,524

Cost of revenues (excluding depreciation and amortization, shown below):
Cost of product revenue	8,869	8,427	7,450
Cost of services revenue	24,349	25,385	28,055
Cost of maintenance revenue	2,428	2,194	2,015
Total cost of revenues (excluding depreciation and amortization, shown below)	35,646	36,006	37,520

Operating expenses:
Selling and marketing	38,710	39,011	41,486
Research and development	21,180	22,998	27,744
General and administrative	19,131	18,350	17,403
Depreciation and amortization	6,403	7,426	7,678
Total operating expenses	85,424	87,785	94,311

Operating loss	(14,064)	(15,135)	(21,307)

Other income and expense:
Interest income	11	13	22
Interest expense	(9)	(12)	(34)
Other income, net	27	669	36
Total other income	29	670	24

Loss before income taxes	(14,035)	(14,465)	(21,283)
Income tax provision	360	264	217
Net loss	$(14,395)	$(14,729)	$(21,500)

Net loss per common share—basic	$(0.51)	$(0.55)	$(0.83)
Net loss per common share—diluted	$(0.51)	$(0.55)	$(0.83)

Shares used in the calculation of net loss per common share— basic	27,953	26,758	25,757
Shares used in the calculation of net loss per common share— diluted	27,953	26,758	25,757

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2014, and 2015

(in thousands)

							Total
			Additional				Stockholders’
	Common Stock		Paid-in	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2012	27,792	25	93,037	1,495	(8,644)	(45,398)	39,020
Share-based compensation	—	—	7,626	—	—	—	7,626
Exercise of stock options	293	—	1,729	—	—	—	1,729
Grant of restricted stock awards, net of forfeitures	959	—	—	—	—	—	—
Common stock repurchased or withheld	(284)	—	—	284	(2,835)	—	(2,835)
2013 net loss	—	—	—	—	—	(21,500)	(21,500)
Balances at December 31, 2013	28,760	25	102,392	1,779	(11,479)	(66,898)	24,040
Share-based compensation	—	—	6,694	—	—	—	6,694
Exercise of stock options	244	—	1,179	—	—	—	1,179
Grant of restricted stock awards, net of forfeitures	372	—	—	—	—	—	—
2014 net loss	—	—	—	—	—	(14,729)	(14,729)
Balances at December 31, 2014	29,376	25	110,265	1,779	(11,479)	(81,627)	17,184
Share-based compensation	—	—	6,762	—	—	—	6,762
Exercise of stock options	371	—	1,687	—	—	—	1,687
Grant of restricted stock awards, net of forfeitures	779	—	—	—	—	—	—
2015 net loss						(14,395)	(14,395)
Balances at December 31, 2015	30,526	$25	$118,714	1,779	$(11,479)	$(96,022)	$11,238

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net loss	$(14,395)	$(14,729)	$(21,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,403	7,426	7,678
(Benefit) provision for doubtful accounts	(150)	—	600
Share-based compensation	6,762	6,694	7,626
Reduction in contingent consideration payable	—	—	(600)
Gain on sale of domain name	—	(630)	—
Deferred taxes	82	87	78
Loss on disposal of assets	60	249	184
Changes in operating assets and liabilities:
Restricted cash	153	(153)	—
Trade receivables	(1,029)	(1,228)	3,931
Inventory	141	(756)	80
Prepaid expenses and other assets	2,225	(1,453)	1,798
Accounts payable	(2,555)	1,296	2,104
Accrued liabilities	694	(1,138)	2,663
Deferred revenues	4,435	3,697	(1,789)
Net cash provided by (used in) operating activities	2,826	(638)	2,853

Investing Activities:
Purchase of property and equipment	(3,776)	(1,911)	(13,231)
Purchase of intangible asset	(45)	—	—
Net cash used in investing activities	(3,821)	(1,911)	(13,231)

Financing Activities:
Proceeds from the exercise of stock options	1,687	1,179	1,729
Common stock repurchased or withheld	—	—	(2,835)
Principal payments on capital leases and other obligations	(80)	(194)	(1,203)
Net cash provided by (used in) financing activities	1,607	985	(2,309)
Net increase (decrease) in cash and cash equivalents	612	(1,564)	(12,687)
Cash and cash equivalents, beginning of year	18,355	19,919	32,606
Cash and cash equivalents, end of year	$18,967	$18,355	$19,919

Supplemental disclosures of cash flow information:
Interest expense paid	$9	$13	$38
Income taxes paid	$137	$94	$43

Supplemental disclosures of non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$210	$281	$409
Capital lease obligations incurred to acquire assets	$58	$76	$141

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006.  Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we,” “our,” or the “Company.” Headquartered in Pasadena, California, Guidance is a technology company and a leading global provider of forensic security solutions, providing endpoint investigation solutions for cybersecurity, security incident response, e-discovery, data privacy and forensic analysis.

Our main products are: EnCase Endpoint Security, which provides the ability to identify potential threats and analyze them, identify other advanced hacking techniques that evade traditional network or host-based defenses, provides investigative capabilities that target confidential or sensitive data, and mitigates risk by removing sensitive data from unauthorized locations; EnCase eDiscovery, which automates the search, collection, preservation and processing of electronically stored information for litigation and compliance purposes; EnCase Endpoint Investigator, a comprehensive, network-enabled digital investigative solution that enables corporations and government agencies to search, collect, preserve and analyze data across all of the servers, desktops and laptops that comprise their entire network from a single location;  EnCase Forensic, a desktop-based product primarily used by law enforcement and government agencies for collecting, preserving, analyzing and authenticating electronic computer forensic data for use in criminal and civil court proceedings.  In 2009, we launched EnCase Portable, a data acquisition solution that enables customers to leverage the search and acquisition capabilities of EnCase software in a wide range of field applications through the use of a portable device and in May 2010, we added a family of data acquisition forensic appliance products including forensic duplicators, multiple write blockers and other appliances through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc.  In addition, we complement our offerings with a comprehensive array of professional and training services including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

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

Reclassification of Revenues and Expenses

We have reclassified certain revenues and expenses to conform to the current period’s presentation for all periods presented in our consolidated statements of operations. Services revenue now includes professional services, training, and subscription revenues. Similarly, cost of services revenue includes cost of professional services revenue, cost of training revenue, and cost of subscription revenue.  The reclassification has no impact to our consolidated revenues, cost of revenues, loss before income taxes, and net loss.

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

Restricted Cash

As of December 31, 2014, we had $0.2 million of restricted cash held as collateral on outstanding letters of credit, related to our San Francisco office lease.  As of December 31, 2015 we no longer held restricted cash.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  Commencing on January 1, 2013, the Company adopted the ASU 2011-08 issued by the FASB for the revised guidance on “Testing of Goodwill for Impairment.”

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

Application of the impairment test requires significant judgment to estimate the fair value.  Changes in estimates and assumptions could materially affect the determination of fair value and/or impairment.  See Note 6 — Goodwill and Other Intangibles.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing.  At December 31, 2015, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Uninsured balances aggregate approximately $18.5 million as of December 31, 2015.  At December 31, 2015, all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase software products. Our software products include perpetual licenses and are related to our EnCase Endpoint Investigator, EnCase Endpoint Security, EnCase eDiscovery, EnCase Forensic, EnCase Portable, and forensic appliance sales. Revenue associated with the sale of software licenses and revenue associated with forensic appliance sales are referred to as product revenue. Revenues are also generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues associated with cloud-based document review and production SaaS, which we collectively refer to as services revenue. Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

We recognize revenue in accordance with ASU 2009-13 , Multiple-Deliverable Revenue Arrangements, (amendment to ASC Topic 605, Revenue Recognition ), Revenue Recognition - Software topic (ASC 985-605) and Revenue Recognition (ASC 605). While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

Revenue Recognition Criteria: We recognize revenue when the following criteria have been met:

• Persuasive evidence of an arrangement: When we either enter into contracts or receive written purchase orders issued by a customer that legally bind us and the customer.

• Delivery : We deem delivery of products to have occurred when the title and risk of ownership have passed to the buyer. Services revenues are considered delivered as they are performed.

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

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenue . The timing of software product revenue recognition is dependent on the nature of the product sold or the structure of the license.

EnCase Software Products: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Revenue associated with term licenses are recognized ratably over the term of the license because we have not established VSOE for post-contract customer support in term license arrangements.

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

Maintenance revenue. Maintenance revenue includes technical support and software updates on a when-and-if-available basis. We recognize maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be allocated through reference to substantive maintenance renewal provisions contained in multiple element arrangements. We consider substantive maintenance provisions to be provisions where the cost of the maintenance renewal is stated in the contract with our customer as a percentage of the net license, provided the rate is substantive.

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

Revenue Recognition for Hardware and Subscription Revenues (Nonsoftware Elements)

Hardware product revenue. Revenue associated with the sale of forensic appliances is recognized upon shipment to the customers, which include certain resellers, provided that all other criteria for revenue recognition have been met.

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

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, if available; third party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE are available. A description as to how we determine VSOE, TPE and BESP is provided below:

• VSOE . VSOE is determined based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

• TPE . When VSOE cannot be established for deliverables in a multiple element arrangement, judgment is applied with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that comparable pricing of services with similar functionality has not been obtained. Furthermore, we have been unable to reliably determine selling prices of similar competitive services on a stand-alone basis. As a result, we have not been able to establish selling prices based on TPE.

• BESP . When VSOE or TPE cannot be established, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including but not limited to prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

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

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of delivery of products and services associated with the sale of EnCase product and service offerings including deferral of annual post contract support agreements.  Deferred revenue also includes revenue related to undelivered elements that may or may not have been sold in conjunction with the sale of EnCase products for which VSOE of the undelivered elements exists.

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

Advertising Costs

Advertising costs are charged to operations as incurred and were $0.3 million and $0.6 million as of December 31, 2015 and 2014, respectively, and not significant for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the IASB jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition. ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was originally effective beginning after December 15, 2016, and early adoption was not permitted under US GAAP. However, on July 9, 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year, beginning after December 15, 2017, with an option to adopt as of the original effective date, beginning after December 15, 2016. We are currently evaluating the financial statement impact of the new standard.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  The new guidance has been adopted on a prospective basis for the year ended December 31, 2015.  The adoption resulted in the reclassification of an immaterial deferred tax asset and noncurrent deferred tax liability of $0.5 million as of December 31, 2015. Prior periods presentation of deferred tax assets has not been retrospectively adjusted.

Realignment Expense

As a result of reducing headcount and consolidating office space during the years ended December 31, 2015 and 2014, we have incurred realignment expenses of $0.5 million and $3.6 million, respectively. For the year ended December 31, 2015, we incurred $0.5 million in realignment expense related to severance costs included in cost of services revenue, selling and marketing, research and development and general and administrative expenses, based on the employees’ cost center assignment prior to termination.

For the year ended December 31, 2014, we incurred realignment expense of $3.2 million related to severance costs and $0.4 million for the present value of lease payments for abandoned office space.  The severance costs are included in cost of services and maintenance revenues, selling and marketing, research and development and general and administrative expenses, based on the employees’ cost center assignments prior to termination.  Lease abandonment charges are included in general and administrative expenses.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Basic loss per common share:
Numerator:
Net loss	$(14,395)	$(14,729)	$(21,500)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(14,395)	$(14,729)	$(21,500)
Denominator:
Basic weighted average shares outstanding	27,953	26,758	25,757
Net loss per basic common share	$(0.51)	$(0.55)	$(0.83)

Diluted loss per common share:
Numerator:
Net loss	$(14,395)	$(14,729)	$(21,500)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(14,395)	$(14,729)	$(21,500)
Denominator:
Basic weighted average shares outstanding	27,953	26,758	25,757
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	27,953	26,758	25,757
Net loss per diluted common share	$(0.51)	$(0.55)	$(0.83)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,824,000, 1,765,000 and 2,132,000 shares as of December 31, 2015, 2014 and 2013, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth inventory by major classes:

	December 31,
	2015	2014
	(in thousands)
Components	$1,082	$1,121
Finished goods	1,461	1,563
Total inventory	$2,543	$2,684

Note 5.         Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2015	2014
	(in thousands)
Leasehold improvements	$11,728	$11,762
Computer hardware and software	24,278	22,376
Office equipment and furniture	4,587	4,138
Computers and office equipment under capital leases	301	395
Assets not yet placed in service	988	250
	41,882	38,921

Accumulated depreciation	(28,369)	(24,363)
Property and equipment, net	$13,513	$14,558

Accumulated amortization related to capital leases was $0.2 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

Depreciation and amortization expense related to property and equipment, including equipment under capital leases, was $4.7 million, $5.2 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6. Goodwill and Other Intangibles

The Company’s goodwill balance has been assigned to its reportable segments as follows (in thousands):

	Products	Subscription	Professional Services	Training	Maintenance	Total
Goodwill balance, December 31, 2013	$3,711	$6,935	$3,986	$—	$—	$14,632
Goodwill balance, December 31, 2014	$3,711	$6,935	$3,986	$—	$—	$14,632
Goodwill balance, December 31, 2015	$3,711	$6,935	$3,986	$—	$—	$14,632

The following table summarizes goodwill (in thousands):

Goodwill
Balance, December 31, 2013	$14,632
Additions	—
Balance, December 31, 2014	$14,632
Additions	—
Balance, December 31, 2015	$14,632

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have six reporting units: Hardware Products, Software Products, Subscription, Professional Services, Maintenance, and Training.

If a quantitative assessment is necessary a two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values; however, there were no indefinite-lived intangible assets as of December 31, 2015 and 2014.

Our goodwill impairment analysis for the year ended December 31, 2015 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 150% to over 440%, and are not considered by management to be at risk of failing step one of the impairment test. The estimated fair value of the subscription reporting unit, with $6.9 million of goodwill, exceeded its carrying value by 33%. The significant assumptions that drive the estimated fair value are projected future cash flows, growth rates, and weighted average cost of capital and market multiples. Due to the subjectivity of these assumptions, the subscription reporting unit may be at greater risk for goodwill impairment if actual results differ from our projections or there are significant changes in market and economic factors affecting fair value.  Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. Additionally, one customer represents approximately 59% of our subscription revenue for the year ended December 31, 2015.  If we were to lose this specific customer, our subscription operations and therefore future cash flows would be adversely affected.

Amortization expense for intangible assets with finite lives was $1.7 million, $2.2 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(3,211)	$2,589	$5,800	$(2,430)	$3,370
Existing and developed technology	2,300	(2,300)	—	2,300	(2,300)	—
Customer relationships	6,475	(3,779)	2,696	6,475	(3,143)	3,332
Trade names	2,100	(1,317)	783	2,100	(1,122)	978
Covenant not-to-compete	200	(154)	46	200	(114)	86
Domain name	45	(2)	43	—	—	—
Total	$16,920	$(10,763)	$6,157	$16,875	$(9,109)	$7,766

The following table summarizes the estimated remaining amortization expense through the year 2020 and thereafter (in thousands):

Year ending	Amortization Expense
2016	$1,508
2017	1,408
2018	1,401
2019	826
2020	539
Thereafter	475
Total amortization expense	$6,157

Note 7.                      Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$—	$—	$—
State	33	9	38
Foreign	245	168	101
	278	177	139
Deferred:
Federal	82	84	84
State	6	6	8
Foreign	(6)	(3)	(14)
	82	87	78
	$360	$264	$217

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Federal income tax benefit at statutory rate	$(4,772)	$(4,918)	$(7,236)
State income taxes, net of federal benefit	(790)	(1,131)	(1,302)
Foreign income taxes, net of federal benefit	156	107	53
Share-based compensation	400	(9)	221
Change in valuation allowance affecting income tax expense	5,411	6,483	10,804
Research and development tax credits	(248)	(437)	(1,254)
Other tax credits	—	—	(898)
Nondeductible meal and entertainment expense	78	74	108
Deferred income tax adjustments	105	82	(77)
Other, net	20	13	(202)
	$360	$264	$217

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Accrued expenses	$3,836	$4,122
Deferred revenues	3,461	1,567
Share-based compensation	1,416	2,035
Tax credits	8,449	7,707
Net operating losses	28,258	25,761
Depreciable assets	1,121	361
Prepaids/other	201	281
Total deferred tax assets	46,742	41,834
Deferred tax liabilities:
Intangible assets	(832)	(1,282)
Goodwill	(510)	(418)
Total deferred tax liabilities	(1,342)	(1,700)
Net deferred tax assets prior to valuation allowance	45,400	40,134
Valuation allowance	(45,911)	(40,552)
Net deferred tax liabilities	$(511)	$(418)

Our foreign income is not a material component of total loss before provision for income taxes.  We intend to reinvest the earnings of our non-U.S. subsidiary.

Our valuation allowance for the year ended December 31, 2015 increased by $5.4 million to $45.9 million from $40.6 million as of December 31, 2014.  Our valuation allowance for the year ended December 31, 2014 increased $5.5 million to $40.6 million from $35.1 million as of December 31, 2013.  We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets.  In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.  A cumulative taxable loss in recent years makes it more difficult for us to realize our deferred tax assets.  We have had three years of cumulative U.S. tax losses and cannot rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets.  As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

As of December 31, 2015, we have federal and state research and development tax credit carryforwards of approximately $4.6 million and $6.0 million, respectively.  The federal tax credits begin to expire in 2027.  The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2015, our federal and state net operating loss carryforwards for income tax purposes are approximately $78.3 million and $62.0 million, respectively, which expire at various dates through 2035.  Our federal and California NOLs have increased significantly as a result of acquired NOL carryforwards through our stock acquisition of CaseCentral Inc. in 2012.  The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations as defined in section 382 of the Internal Revenue Code, as amended.

Included in the NOL deferred tax asset above is approximately $4.0 million of deferred tax asset attributable to excess stock option deductions.  Due to a provision within ASC 718, Compensation — Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is not more likely than not that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows Income Taxes (ASC 740) ordering to determine when such NOL has been realized.

As of December 31, 2015, we intend to indefinitely reinvest the earnings of our foreign subsidiaries.  Undistributed earnings in our foreign subsidiaries are not significant.

We file income tax returns with the Internal Revenue Service, and the taxing authorities of various state and foreign jurisdictions.  We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  A reconciliation of our total unrecognized tax benefits at December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$971	$703	$507
Additions based on tax positions in the current period	94	268	196
Balance at end of year	$1,065	$971	$703

Our unrecognized tax benefit as of December 31, 2015 is $1.1 million.  We are subject to routine corporate income tax audits in the United States and foreign jurisdictions.  Due to the net operating loss carryforwards, the Company’s United States federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our Consolidated Balance Sheets.  Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate.  Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision.  Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Due to the overall tax loss position of the Company, we have not accrued or paid for interest and penalties in 2015, 2014 and 2013.  The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 8.                       Debt Obligations

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

As of December 31, 2015, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 9.                       Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2024.  The present value of the remaining future minimum lease payments under capital leases is recorded in the Consolidated Balance Sheets.  The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Minimum Lease Payments
2016	$75	$4,222	$4,297
2017	52	4,388	4,440
2018	28	4,343	4,371
2019	3	3,977	3,980
2020	—	3,580	3,580
Thereafter	—	10,459	10,459
Total	$158	$30,969	$31,127
Less amounts representing interest (2.5%—8.0%)	(9)
	$149

Rent expense related to operating leases for 2015, 2014 and 2013 was approximately $4.3 million, $4.9 million and $6.2 million, respectively.  During the years ended December 31, 2015, 2014 and 2013, we did not have sublease rental income.

Note 10.                Employee Benefit Plans

Equity Incentive Plan

At our 2015 Annual Meeting of Stockholders, our stockholders approved the Third Amendment (the “Third Amendment”) to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Third Amendment increased the aggregate number of shares of our common stock available for awards under the Plan by an additional 3,000,000 shares, from approximately 800,000 shares to a total of 3,800,000 shares.  The Third Amendment was approved by our Board of Directors in March 2015.  At December 31, 2015, approximately 3,263,000 shares were available for grant as options or nonvested restricted stock awards under the Plan.

Stock Options

The terms of the options granted under the Second Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2014	1,415	$8.36	2.8	$1,589
Granted	903	6.00
Exercised	(371)	4.55
Forfeited or expired	(272)	10.21

Outstanding, December 31, 2015	1,675	7.63	6.6	$239

Exercisable, December 31, 2015	672	$10.09	2.3	$145

We define in-the-money options at December 31, 2015 as options that had exercise prices that were lower than the $6.02 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the approximately 1,067,000 options that were in-the-money at that date, of which approximately 166,000 were exercisable.  The total intrinsic value of stock options exercised, determined as of the date of exercise, was $0.6 million, $1.1 million and $1.5 million during the years 2015, 2014 and 2013, respectively.

The following summarizes information about options unvested at December 31, 2015 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options expected to vest	748	$5.98	9.4	$70

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  The terms of the awards granted under the Second Amended and Restated Plan are determined at the time of grant, and vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value

Outstanding, December 31, 2014	2,059	$8.60
Granted	1,231	6.11
Vested and issued	(789)	8.46
Forfeited	(452)	7.97

Outstanding, December 31, 2015	2,049	$7.30

The total grant date fair value of shares vested under such grants during 2015, 2014 and 2013 was $6.7 million, $8.3 million and $6.3 million, respectively.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (no stock options were awarded in 2013):

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.63%	1.81%
Dividend yield	—%	—%
Expected life (years)	5.76	5.81
Volatility	43.33%	47.46%
Weighted average grant date fair value	$2.55	$2.72

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

The following table summarizes the share-based compensation expense we recorded:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock option awards	$382	$54	$156
Restricted stock awards	6,380	6,640	7,470
Share-based compensation expense	$6,762	$6,694	$7,626

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of product revenue	$106	$131	$137
Cost of services revenue	1,125	1,398	1,347
Cost of maintenance revenue	157	149	126
Selling and marketing	1,375	1,308	2,100
Research and development	1,648	1,783	2,044
General and administrative	2,351	1,925	1,872
Total share-based compensation	$6,762	$6,694	$7,626

As of December 31, 2015, there was approximately $2.3 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.5 years and approximately $11.7 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-

average period of 2.6 years.  We expect to record approximately $6.2 million in share-based compensation in 2016 related to options and restricted stock awards outstanding at December 31, 2015.

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 75% of their semi-monthly earnings, up to the maximum limit set by the IRS each year.  We match $0.50 on each dollar up to the first 6% of the employee’s eligible compensation.  Additionally, the Company may make discretionary contributions to the Plan regardless of profitability.  We recorded contribution related expense of approximately $1.0 million, $0.9 million and $1.1 million in the years 2015, 2014 and 2013, respectively.

Note 11.                Stockholders’ Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.  As of December 31, 2015, we had approximately $3.6 million remaining under this authorization.  Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors.  As of January 1, 2014, we no longer withheld common shares from employees for personal income tax purposes upon the vesting of restricted stock awards, and for the year ended December 31, 2013 we withheld 284,000 common shares. Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,008	$2,008	$—	$—
Money market accounts	4,290	4,290	—	—
Total assets	$6,298	$6,298	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,006	$2,006	$—	$—
Money market accounts	4,280	4,280	—	—
Total assets	$6,286	$6,286	$—	$—

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

As the domain name had zero book value as of the date of sale, we recorded a gain on the sale of $0.6 million.  The acquired distribution right has been recorded in other assets on the accompanying Consolidated Balance Sheet.  Given the significant unobservable inputs to the calculation, the other asset recognized for the distribution rights falls within Level 3 of the ASC 820 hierarchy, as defined above.  The other asset is expensed to cost of goods sold ratably over the term of the agreement, and assessed for impairment based on changes in facts and circumstances.

Note 13.                Contractual Obligations, Commitments and Contingencies

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

Effective July 7, 2015, we entered into a renewal of our Office Lease Agreement (the “UK Lease”) to lease approximately 8,000 rentable square feet of an office building located in Slough, United Kingdom, which is primarily used as a training center.  The UK Lease commences on January 9, 2016 and expires on January 8, 2021, with an option to exit the lease on January 9, 2019.  The total annual rent under the UK Lease is approximately $267,000.

Data Center Lease

Effective April 1, 2014, we entered into a Colocation Lease Agreement (the “Colocation Lease”) to rent space in a building located in Chandler, Arizona.  The Colocation Lease expires on June 30, 2018.  The Colocation Lease serves as our new data center, replacing our former San Francisco location obtained in the Case Central acquisition.  Rent is based on power allocation and ranges from approximately $236,000 for the first year to approximately $265,000 for the final year.

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

Letter of Credit

As of December 31, 2015 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit with a bank related to the Lease of our Corporate headquarters.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product. On July 8, 2015, the judge in the Central District Court of California denied the motions of the Company and other defendants for summary judgment on the validity of the patents remaining in the case. This matter is ongoing, and we anticipate it will go to trial in 2017.

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

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.  In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The assessment including interest is approximately $1.2 million as of December 31, 2015.  The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

Note 14.    Segment Information

We apply the guidance in Segment Reporting (ASC 280) based on our internal organization and reporting of revenue and other performance measures.  Our segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker is our Chief Executive Officer.  We have five operating segments, as summarized below:

•                  Products segment— Includes EnCase, EnCase Endpoint Security, EnCase eDiscovery, EnCase Forensic, EnCase Portable, Premium License Support Program and hardware sales.

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

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to segments.  Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Year Ended December 31, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$31,897	$6,435	$19,993	$8,836	$39,845	$107,006
Cost of revenues	8,869	3,757	14,948	5,644	2,428	35,646
Segment profit	$23,028	$2,678	$5,045	$3,192	$37,417	71,360
Total operating expenses						85,424
Operating loss						$(14,064)

	Year Ended December 31, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$34,412	$7,406	$17,999	$8,928	$39,911	$108,656
Cost of revenues	8,427	4,574	14,929	5,882	2,194	36,006
Segment profit	$25,985	$2,832	$3,070	$3,046	$37,717	72,650
Total operating expenses						87,785
Operating loss						$(15,135)

	Year Ended December 31, 2013
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$34,203	$10,345	$19,337	$8,824	$37,815	$110,524
Cost of revenues	7,450	4,314	17,516	6,225	2,015	37,520
Segment profit	$26,753	$6,031	$1,821	$2,599	$35,800	73,004
Total operating expenses						94,311
Operating loss						$(21,307)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
US	$80,605	$83,506	$86,830
Europe	16,282	14,483	13,469
Asia	5,383	5,998	5,076
Other	4,736	4,669	5,149
	$107,006	$108,656	$110,524

At December 31, 2015 and 2014, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $13.4 million and $14.4 million, respectively.  At December 31, 2015 and 2014, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $0.1 million and $0.2 million, respectively.  No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets.  Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

Revenues from transactions with the U.S. Government were generated across all reporting segments and were greater than 10% of total revenues.  U.S. Government revenues were $14.7 million, $15.3 million, and $14.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 15.    Unaudited Quarterly Information

The following tables set forth below are unaudited quarterly data. In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	(in thousands, except per share data)
	Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Total revenues	$27,630	$26,823	$27,549	$25,004	$28,248	$27,847	$27,180	$25,381
Total cost of revenues	8,797	9,132	9,268	8,449	9,097	9,259	8,959	8,691
Gross profit(1)	18,833	17,691	18,281	16,555	19,151	18,588	18,221	16,690
Total operating expenses	22,304	21,089	21,726	20,305	22,169	21,132	21,711	22,773
Operating loss	(3,471)	(3,398)	(3,445)	(3,750)	(3,018)	(2,544)	(3,490)	(6,083)
Total other income and expense	7	4	10	8	7	9	637	17
Loss before income taxes	(3,464)	(3,394)	(3,435)	(3,742)	(3,011)	(2,535)	(2,853)	(6,066)
Income tax provision	116	77	96	71	53	51	82	78
Net loss	$(3,580)	$(3,471)	$(3,531)	$(3,813)	$(3,064)	$(2,586)	$(2,935)	$(6,144)
Net loss per common share:
Basic	$(0.13)	$(0.12)	$(0.13)	$(0.14)	$(0.11)	$(0.10)	$(0.11)	$(0.23)
Diluted	$(0.13)	$(0.12)	$(0.13)	$(0.14)	$(0.11)	$(0.10)	$(0.11)	$(0.23)
Weighted average shares outstanding used in the calculation of net loss per common share:
Basic	28,363	28,197	27,999	27,523	27,199	26,977	26,789	26,425
Diluted	28,363	28,197	27,999	27,523	27,199	26,977	26,789	26,425

(1)         Excluding amortization and depreciation.

Note 16.    Subsequent Event

On January 14, 2016, the Company announced completion of the restructuring of sales, training, channel and product development to accelerate our Company initiatives.  As part of the restructuring, the Company appointed a new vice president that will be focused on the global channel program.  Additionally, the Company has also restructured its direct sales team under a North American leader and an EMEA leader.  Professional services, training and support will be unified as part of its global services organization.  We expect to incur approximately $2.0 million of realignment expense for employee-related costs associated with this restructuring, including $325,000 for the separation of our founder and chief technology officer, during the first quarter of 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2016

Guidance Software, Inc.

	By	/s/ PATRICK DENNIS
Patrick Dennis
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK DENNIS	Chief Executive Officer	February 25, 2016
Patrick Dennis	(Principal Executive Officer)

/s/ BARRY J. PLAGA	Chief Operating and Financial Officer	February 25, 2016
Barry J. Plaga	(Principal Financial Officer)

/s/ RASMUS VAN DER COLFF	Chief Accounting Officer	February 25, 2016
Rasmus van der Colff	(Principal Accounting Officer)

/s/ ROBERT G. VAN SCHOONENBERG	Chairman	February 25, 2016
Robert G. van Schoonenberg

/s/ MAX CARNECCHIA	Director	February 25, 2016
Max Carnecchia

Director
Shawn McCreight

/s/ CHRISTOPHER POOLE	Director	February 25, 2016
Christopher Poole

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2013	$437	$600	$—	$(222)	$815
Year ended December 31, 2014	$815	$—	$—	$(181)	$634
Year ended December 31, 2015	$634	$50	$—	$(308)	$376

Deferred tax asset valuation allowance:
Year ended December 31, 2013	$22,561	$12,503	$—	$—	$35,064
Year ended December 31, 2014	$35,064	$5,488	$—	$—	$40,552
Year ended December 31, 2015	$40,552	$5,359	$—	$—	$45,911