Form 10-Q
period 2016-03-31
Guidance Software, Inc.
filed 2016-05-06
CIK 1375557

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of May 4, 2016, there were approximately 32,114,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$20,420	$18,967
Trade receivables, net of allowance for doubtful accounts of $323 and $376, respectively	14,596	21,434
Inventory	2,557	2,543
Prepaid expenses and other current assets	4,949	3,335
Total current assets	42,522	46,279

Long-term assets:
Property and equipment, net	13,388	13,513
Intangible assets, net	5,770	6,157
Goodwill	14,632	14,632
Other assets	2,746	1,709
Total long-term assets	36,536	36,011

Total assets	$79,058	$82,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,625	$3,335
Accrued liabilities	9,935	9,884
Deferred revenues	43,529	41,553
Total current liabilities	57,089	54,772

Long-term liabilities:
Deferred rent and other long-term liabilities	7,422	7,527
Deferred revenues	8,245	8,242
Deferred tax liabilities	533	511
Total long-term liabilities	16,200	16,280

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,912,000 and 32,306,000 shares issued, respectively; and 32,132,000 and 30,526,000 shares outstanding, respectively	26	25
Additional paid-in capital	120,036	118,714
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(102,814)	(96,022)
Total stockholders’ equity	5,769	11,238

Total liabilities and stockholders’ equity	$79,058	$82,290

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenue	$7,458	$7,054
Services revenue	8,509	8,181
Maintenance revenue	9,832	9,769
Total revenues	25,799	25,004

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,956	1,743
Cost of services revenue	5,635	6,216
Cost of maintenance revenue	606	490
Total cost of revenues (excluding amortization and depreciation, shown below)	8,197	8,449

Operating expenses:
Selling and marketing	10,501	8,944
Research and development	6,242	5,165
General and administrative	6,190	4,555
Depreciation and amortization	1,415	1,641
Total operating expenses	24,348	20,305

Operating loss	(6,746)	(3,750)

Other income and expense:
Interest income	4	2
Interest expense	(2)	(2)
Other income, net	5	8
Total other income and expense	7	8
Loss before income taxes	(6,739)	(3,742)
Income tax provision	53	71
Net loss	$(6,792)	$(3,813)

Net loss per share calculation:
Basic	$(0.24)	$(0.14)
Diluted	$(0.24)	$(0.14)

Weighted average number of shares used in per share calculation:
Basic	28,580	27,523
Diluted	28,580	27,523

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(6,792)	$(3,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,415	1,641
Share-based compensation	1,322	1,666
Deferred taxes	22	23
Loss on disposal of assets	14	12
Changes in operating assets and liabilities:
Restricted cash	—	153
Trade receivables	6,838	3,306
Inventory	(14)	134
Prepaid expenses and other assets	(2,651)	213
Accounts payable	170	(2,913)
Accrued liabilities	(25)	1,409
Deferred revenues	1,979	3,954
Net cash provided by operating activities	2,278	5,785

Investing Activities:
Purchase of property and equipment	(806)	(452)
Net cash used in investing activities	(806)	(452)

Financing Activities:
Proceeds from the exercise of stock options	—	764
Principal payments on capital lease obligations	(19)	(22)
Net cash (used in) provided by financing activities	(19)	742
Net increase in cash and cash equivalents	1,453	6,075
Cash and cash equivalents, beginning of period	18,967	18,355
Cash and cash equivalents, end of period	$20,420	$24,430

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$293	$854
Capital lease obligations incurred to acquire assets	$28	$42

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

Our main products and services are:

Our security suite of products:

•                  EnCase Endpoint Security provides crucial IT cybersecurity functionality to enterprises and government agencies through its incident response and sensitive data discovery capabilities. Integrated with leading security alerting tools from HP, Cisco, Blue Coat Systems, and FireEye, EnCase Endpoint Security helps automate the critical first steps in cybersecurity incident response from the moment of a first alert. It rapidly delivers forensic-level visibility of the relevant endpoint data, capturing a snapshot of valuable information from active memory that might otherwise expire which may serve as evidence for potential criminal prosecution.

•                  EnCase Endpoint Investigator provides an investigative platform that enables an organization to search, collect, preserve, and analyze data on the servers, desktops, and laptops across its network. EnCase Endpoint Investigator enables organizations to respond to electronic discovery requests and conduct internal investigations, including those related to human resources or those focused on compliance or fraud. Companies can also collect and preserve data in response to regulator requests or for civil litigation matters.

•                  EnForce Risk Manager, which we expect will be made available commercially in 2016, is a highly anticipated, new data risk and privacy solution.  It will allow organizations to implement a proactive approach to information governance, ensuring that sensitive data is identified, classified and remediated allowing organizations to reduce their cyber attack surface area, significantly mitigating potential damage from breaches and improving their ability to comply with global data protection mandates.

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

Tableau appliances include write blockers, forensic duplicators and storage devices. Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.

In addition, we complement these offerings with a comprehensive array of professional and training services, including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2016 and the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2016.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of March 31, 2016 and our results of operations for the three months ended March 31, 2016 and 2015 and our cash flows for the three months ended March 31, 2016 and 2015.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the December 31, 2015 audited financial statements.  The operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The condensed consolidated financial statements include the accounts of Guidance and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Reclassification of Liabilities

We have reclassified certain liabilities to conform to the current period’s presentation for all periods presented in our condensed consolidated balance sheets.  The reclassification includes capital lease obligations combined with accrued liabilities, and deferred rent combined with other long-term liabilities.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At March 31, 2016, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $19.9 million as of March 31, 2016.  At March 31, 2016 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

We recognize revenue in accordance with ASU 2009-13 , Multiple-Deliverable Revenue Arrangements , (amendment to ASC Topic 605, Revenue Recognition ), Revenue Recognition - Software topic (ASC 985-605) and Revenue Recognition (ASC 605). While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year.  We are currently evaluating the financial statement impact of the new revenue recognition standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and we are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to the Employee Share-Based Payment Accounting.  The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and we are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

Note 3. Net Loss Per Share

Earnings Per Share (ASC 260) defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method.  The Company’s unvested restricted stock awards qualify as participating securities.

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

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic loss per common share:
Numerator:
Net loss	$(6,792)	$(3,813)
Net loss allocated to common stockholders	$(6,792)	$(3,813)
Denominator:
Basic weighted average shares outstanding	28,580	27,523
Net loss per basic common share	$(0.24)	$(0.14)

Diluted loss per common share:
Numerator:
Net loss	$(6,792)	$(3,813)
Net loss allocated to common stockholders	$(6,792)	$(3,813)
Denominator:
Basic weighted average shares outstanding	28,580	27,523
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	28,580	27,523
Net loss per diluted common share	$(0.24)	$(0.14)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 3,133,000 shares for the three months ended March 31, 2016 and 2,398,000 shares for the three months ended March 31, 2015.

For the three months ended March 31, 2016, 586,000 performance-based restricted awards were excluded from the computation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been antidilutive.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Inventory:
Components	$1,025	$1,082
Finished goods	1,532	1,461
Total inventory	$2,557	$2,543

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through March 31, 2016.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis. Amortization expense for intangible assets with finite lives was $0.4 million for both the three months ended March 31, 2016, and 2015, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(3,406)	$2,394	$5,800	$(3,211)	$2,589
Customer relationships	6,475	(3,913)	2,562	6,475	(3,779)	2,696
Trade names	2,100	(1,362)	738	2,100	(1,317)	783
Covenant not-to-compete	200	(164)	36	200	(154)	46
Domain name	45	(5)	40	45	(2)	43
Total	$14,620	$(8,850)	$5,770	$14,620	$(8,463)	$6,157

The following table summarizes the estimated remaining amortization expense through 2020 and thereafter (in thousands):

Year ending	Amortization Expense
2016	$1,121
2017	1,409
2018	1,401
2019	825
2020	539
Thereafter	475
Total amortization expense	$5,770

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

As of March 31, 2016, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.2 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 7. Employee Benefit Plans

At March 31, 2016, approximately 1,278,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	1,675	$7.63	6.6	$239
Granted	580	3.79
Exercised	—	—
Forfeited or expired	(202)	7.44
Outstanding, March 31, 2016	2,053	$6.56	7.24	$434

Exercisable, March 31, 2016	627	$9.90	2.05	$19

We define in-the-money options at March 31, 2016 as options that had exercise prices that were lower than the $4.30 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at March 31, 2016 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 511,000 shares that were in-the-money at that date, 34,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees. Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period. Restricted stock awards generally vest 25% annually over a four-year service period. A summary of restricted stock awards activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value
Outstanding, December 31, 2015	2,049	$7.30
Granted	1,256	4.25
Vested	(182)	8.05
Forfeited	(236)	6.86
Outstanding, March 31, 2016	2,887	$5.96

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2016 was $1,468,000.

On March 18, 2016, we granted approximately 586,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $4.37 per share.  The performance criteria are based on certain revenue levels for the year ending December 31, 2016, ranging from a vesting percentage of 10% to 200% of the 586,000 shares granted.  The performance criteria will be measured on a quarterly basis; and if any of the levels are achieved during the calendar year ending December 31, 2016, 50% of the shares will vest on December 31, 2016 and the remaining 50% will vest on December 31, 2017.  For the three months ending March 31, 2016, none of the thresholds were achieved and therefore no performance-based restricted stock awards were included in our shares outstanding for the purpose of calculating our loss per share.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	March 31, 2016	March 31, 2015
Risk-free interest rate	1.3%	1.7%
Dividend yield	—%	—%
Expected life (years)	5.68	5.85
Volatility	46.56%	43.90%
Weighted average grant date fair value	$1.68	$2.60

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock option awards	$160	$39
Restricted stock awards	1,162	1,627
Share-based compensation expense	$1,322	$1,666

As of March 31, 2016, approximately $2.8 million of total unrecognized share-based compensation related to stock options is expected to be recognized over a weighted-average period of 3.5 years.  Approximately $14.1 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 3.0 years.  For awards outstanding at March 31, 2016, we expect to record approximately $0.6 million and $4.6 million in share-based compensation for the remainder of fiscal year 2016 related to stock options and restricted stock awards, respectively.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of March 31, 2016, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

We recorded an income tax provision for the three months ended March 31, 2016 of $53,000 as compared to $71,000 for the same period in 2015.  Our income tax provision for the three months ended March 31, 2016 and 2015 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets. During the quarter, we received a closing agreement on final determination from the Internal Revenue Service relating to our research and development credits carryforward for tax years 2010, 2011, and 2012. There is no impact to our income tax provision given our full valuation of deferred tax assets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,009	$2,009	$—	$—
Money market accounts	4,292	4,292	—	—
Total assets	$6,301	$6,301	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,008	$2,008	$—	$—
Money market accounts	4,290	4,290	—	—
Total assets	$6,298	$6,298	$—	$—

Note 10. Commitments and Contingencies

Third-party Software Licenses

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate software as a component of its products through February 2020.  The agreement also provides for payment by the Company of $0.3 million for two years of maintenance and support.  The $2.0 million is payable in five installments, $1.5 million is payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.

Letter of Credit

As of March 31, 2016 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit related to the lease of our corporate headquarters.

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

On October 16, 2014, MyKey filed a Notice of Status on Claim Construction Issues in the MDL action in which it acknowledged that MyKey will not be able to prove that the Company’s data duplication products infringed U.S. Patent 7,159,086.  In the same filing, MyKey acknowledged that certain claims of United States Patent 6,813,682 are invalid and therefore cannot be infringed by any product. On July 8, 2015, the judge in the Central District Court of California denied the motions of the Company and other defendants for summary judgment on the validity of the patents remaining in the case. On April 25, 2016, the Company filed a memorandum in support of defendant’s motion to dismiss for failure to state a claim and a motion in limine to preclude certain damages.  This matter is ongoing, and we anticipate it will go to trial in 2017.

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

	Three Months Ended March 31, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,458	$1,578	$4,828	$2,103	$9,832	$25,799
Cost of revenues	1,956	655	3,495	1,485	606	8,197
Segment profit	$5,502	$923	$1,333	$618	$9,226	17,602
Total operating expenses						24,348
Operating loss						$(6,746)

	Three Months Ended March 31, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,054	$1,553	$4,460	$2,168	$9,769	$25,004
Cost of revenues	1,743	1,022	3,776	1,418	490	8,449
Segment profit	$5,311	$531	$684	$750	$9,279	16,555
Total operating expenses						20,305
Operating loss						$(3,750)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
United States	$19,815	$19,047
Europe	3,455	3,511
Asia	1,363	1,175
Other	1,166	1,271
	$25,799	$25,004

Note 12. Subsequent Events

On April 22, 2016, the Company reached a mutual settlement with Mr. Shawn McCreight, a related party, its founder and former Chief Technology Officer and Chairman of the Board of Directors, to end the proxy contest related to the Company’s upcoming annual stockholders meeting scheduled for May 11, 2016.  Under the terms of the settlement agreement, Mr. McCreight resigned his board position effective April 22, 2016, and the Company appointed Mr. Michael McConnell and Mr. John Colbert to the Company’s Board of Directors, effective April 27, 2016.  In addition, Mr. Christopher Poole resigned from the Board of Directors effective April 22, 2016.  As part of the settlement agreement, Mr. McCreight has agreed to vote in favor of the Company’s slate of director nominees at the upcoming annual meeting of stockholders, and the litigation between the Company and Mr. McCreight will be dismissed.  Furthermore, the settlement includes a provision for the Company to reimburse Mr. McCreight’s expenses of approximately $0.7 million related to the proxy contest, which will be incurred in the second quarter of 2016.  As part of the settlement, both Mr. Colbert and Mr. McConnell have entered into the Company’s form of Indemnification Agreement.

Additionally, on April 22, 2016, the Company entered into a standstill agreement with both Mr. McConnell and Mr. McCreight including certain commitments extending through the director nominations for the 2018 Annual Meeting.

The foregoing agreements were disclosed in connection with the Company’s Current Report on 8-K filed with the SEC on April 22, 2016, and it is incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Risk Factors” and in other parts of this Quarterly Report.

Overview

We develop and provide leading software and hardware solutions for digital investigations, including EnCase Endpoint Security, EnCase eDiscovery, and EnCase Endpoint Investigator, which are network-enabled products primarily for corporations and government agencies, and EnCase Forensic, a desktop-based product primarily for law enforcement agencies and digital investigators.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and we are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to the Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and we are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenue	28.9%	28.2%
Services revenue	33.0	32.7
Maintenance revenue	38.1	39.1
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	7.6	7.0
Cost of services revenue	21.8	24.8
Cost of maintenance revenue	2.3	2.0
Total cost of revenues	31.7	33.8
Gross profit	68.3	66.2

Operating expenses:
Selling and marketing	40.7	35.8
Research and development	24.2	20.7
General and administrative	24.0	18.2
Depreciation and amortization	5.5	6.6
Total operating expenses	94.4	81.3
Operating loss	(26.1)	(15.1)

Other income and expense:
Interest income	—	—
Interest expense	—	—
Other income, net	—	—
Total other income and expense	—	—
Loss before income taxes	(26.1)	(15.1)
Income tax provision	0.2	0.3
Net loss	(26.3)%	(15.4)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Non-cash Share-Based Compensation Data (1):
Cost of product revenue	$15	$32
Cost of services revenue	171	288
Cost of maintenance revenue	38	41
Selling and marketing	110	355
Research and development	427	438
General and administrative	561	512
Total non-cash share-based compensation	$1,322	$1,666

(1)                  Non-cash share-based compensation recorded in the three month period ended March 31, 2016 and 2015 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Sources of Revenues

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; and (iii) professional services for installation, implementation, consulting and training.  We also generate revenues from cloud-based document review and production software sold as subscription services.  We sell our software products and services through a combination of our direct sales force and resellers.  We sell our hardware products primarily through resellers.

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change %	2015
Product revenue	$7,458	6%	$7,054
Services revenue	8,509	4%	8,181
Maintenance revenue	9,832	1%	9,769
Total revenues	$25,799	3%	$25,004

Product Revenue

We generate product revenue principally from two product categories: Enterprise products and Forensic products.  Revenue from our Enterprise products includes sales related to licenses of our EnCase Endpoint Security, EnCase eDiscovery, and EnCase Endpoint Investigator sales.  Revenue of our Forensic products includes sales related to EnCase Forensic, EnCase Portable, and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience lower levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter

Product revenue increased by $0.4 million, or 6%, from $7.1 million to $7.5 million for the three months ended March 31, 2016, as compared to the same period in 2015.  The increase in product revenue was primarily a result of a $0.5 million increase in forensic appliance revenue, and a $0.4 million increase in Forensic software revenue due to improved sales execution by our inside sales team, predominately in our international markets, partially offset by a $0.5 million decrease in Enterprise product revenue due to the realignment of sales leadership and operations to support our channel-focused sales model.

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

Services revenue increased $0.3 million, or 4%, from $8.2 million to $8.5 million for the three months ended March 31, 2016, as compared with the same period in 2015.  The increase was primarily due to higher revenues generated from professional services related to incident response engagements and eDiscovery case work.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with new product licenses and maintenance renewals for on-premise products. Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue for the three months ended March 31, 2016 remained essentially flat at $9.8 million as compared to the same period in 2015, primarily due to revenue from additional maintenance contracts during the year being offset by maintenance contract non-renewals.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change %	2015
Cost of product revenue	$1,956	12%	$1,743
Cost of services revenue	5,635	(9)%	6,216
Cost maintenance revenue	606	24%	490
Total cost of revenues	$8,197	(3)%	$8,449

Share-based compensation included above:

Cost of product revenue	$15		$32
Cost of services revenue	$171		$288
Cost of maintenance revenue	$38		$41

Gross Margin Percentage
Product	73.8%		75.3%
Services	33.8%		24.0%
Maintenance	93.8%		95.0%
Total	68.2%		66.2%

Cost of Product Revenue

Cost of product revenue consists principally of the cost of producing our software products, including third party software royalties, the cost of manufacturing our hardware appliances and product distribution costs, including the cost of packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenues generated and result in higher gross margins than our services and training businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

Cost of product revenue increased $0.3 million, or 12%, from $1.7 million to $2.0 million for the three months ended March 31, 2016, as compared to the same period in 2015.  The increase is primarily due to a $0.2 million increase in hardware appliance costs related to the increase in forensic appliance revenue.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.

Cost of services revenue decreased $0.6 million, or 9%, from $6.2 million to $5.6 million for the three months ended March 31, 2016, compared with the same period in 2015.  The decrease was primarily due to a $0.8 million reduction in compensation and employee-related costs, partially offset by $0.4 million increase in realignment expense associated with a reduction in headcount in our training and professional services group that occurred during the first quarter of 2016.

Cost of Maintenance Revenue

Cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

Total cost of maintenance revenue increased $0.1 million, or 24%, from $0.5 million to $0.6 million for the three months ended March 31, 2016, as compared with the same period in 2015.  The increase was primarily due to an increase in compensation and employee-related costs due to annual merit increases that occurred in the second quarter of 2015.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change %	2015
Selling and marketing expenses	$10,501	17%	$8,944
Research and development expenses	$6,242	21%	$5,165
General and administrative expenses	$6,190	36%	$4,555
Depreciation and amortization expenses	$1,415	(14%)	$1,641

Share-based compensation included above:
Selling and marketing expenses	$110		$355
Research and development expenses	$427		$438
General and administrative expenses	$561		$512

As a percentage of revenues:
Selling and marketing expenses	40.7%		35.8%
Research and development expenses	24.2%		20.7%
General and administrative expenses	24.0%		18.2%
Depreciation and amortization expenses	5.5%		6.6%

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

Selling and marketing expenses increased $1.6 million, or 17%, from $8.9 million to $10.5 million for the three months ended March 31, 2016, as compared with the same period in 2015.  The increase was primarily due to $1.3 million related to the realignment of our sales leadership and operations to support our channel-focused sales model and $0.5 million increase in marketing and promotional activities, partially offset by a decrease of $0.3 million related to a reduction in employee-related expenses.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.  Research and development expenses increased $1.0 million, or 21%, from $5.2 million to $6.2 million for the three months ended March 31, 2016, as compared to the same period in 2015.  The increase was primarily due to a $0.6 million increase in compensation and other employee-related costs due to a focused investment in our product engineering team, as well as a $0.4 million increase in realignment expense recorded during the first quarter of 2016 due to a leadership change in product development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased $1.6 million, or 36%, from $4.6 million to $6.2 million for the three months ended March 31, 2016, as compared with the same period in 2015.  The increase was due to a $0.7 million increase in various consulting and legal fees related to the proxy contest with Shawn McCreight, the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors, a $0.5 million increase in employee-related expense related to the hiring of our new CEO and annual merit increases that occurred during the second quarter of 2015, and a $0.3 million increase in legal fees related to corporate governance matters.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.2 million, or 14%, from $1.6 million to $1.4 million for the three months ended March 31, 2016, as compared with the same period in 2015.  The decrease was primarily due to certain software assets being full depreciated.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  Other income and expense decreased $1,000, or 13%, from $8,000 to $7,000 for the three months ended March 31, 2016, compared to the same period in 2015.

Income Tax Provision

We recorded an income tax provision for the three months ended March 31, 2016 of $53,000 as compared to $71,000 for the same period in 2015. Our income tax provision for the three months ended March 31, 2016 and 2015 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research & development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of March 31, 2016, we had $20.4 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services. Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2016, as compared to $5.8 million for the same period in 2015.  The decrease in cash provided by operating activities was primarily a result of an increase in our net loss for the three months ended March 31, 2016 to $6.8 million, which included $2.2 million in realignment expenses and  $0.7 million in fees related to the proxy contest, compared to the net loss of $3.8 million for the same period in 2015, an increase in trade receivables of $6.8 million for the three months ended March 31, 2016, compared to an increase of $3.3 million for the same period in 2015, an increase in accounts payable of $0.2 million for the three months ended March 31, 2016, compared to a decrease of $2.9 million for the same period in 2015, and a decrease in prepaid expenses and other assets of $2.7 million for the three months ended March 31, 2016, compared to an increase of  $0.2 million for the same period in 2015.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2016, compared to $0.5 million for the same period in 2015.  The increase in cash used in investing activities was primarily due to $0.4 million purchases of property and equipment related to updating our desktop computer equipment.

Net cash used in financing activities was $19,000 for the three months ended March 31, 2016, compared to net cash provided by financing activities of $0.7 million for the same period in 2015.  The change was primarily due to $0.8 million in proceeds from the exercise of stock options for the three months ending March 31, 2015 that did not occur for the three months ended March 31, 2016 and $19,000 in principal payments made on capital leases and other obligations for the three months ended March 31, 2016, compared to $22,000 for the same period in 2015.

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

As of March 31, 2016, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.2 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Contractual Obligations and Commitments

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate software as a component of its products through February 2020.  The agreement also provides for payment by the Company of $0.3 million for two years of maintenance and support.  The $2.0 million is payable in five installments, $1.5 million is payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at March 31, 2016, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                  Legal Proceedings

The information contained in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.                          Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission on February 25, 2016.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes to the Unregistered Sales of Equity Securities and Use of Processed as presented in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission on February 25, 2016.

Item 3.                                  Defaults upon Senior Securities

No information is required in response to this item.

Item 4.                                  [Removed and Reserved]

No information is required in response to this item.

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.         Exhibits

Exhibit Number	Description of Documents
10.46	Amendment Three to the Oracle Partner Network Embedded Software License Distribution Agreement between Guidance Software, Inc. and Oracle America, Inc, dated February 24, 2016
10.47*	Settlement Agreement between Guidance Software, Inc. and Shawn H. McCreight, Jennifer McCreight, and the McCreight Living Trust UA 31-Mar-06, effective April 22, 2016
10.48*	Standstill Agreement between Guidance Software, Inc. and Mr. Michael McConnell, effective April 22, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on April 22, 2016.

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
Chief Operating and Financial Officer
(Principal Financial Officer)

Dated: May 6, 2016