Form 10-Q
period 2016-06-30
Guidance Software, Inc.
filed 2016-08-05
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 3, 2016, there were approximately 32,312,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,040	$18,967
Trade receivables, net of allowance for doubtful accounts of $294 and $376, respectively	15,401	21,434
Inventory	2,644	2,543
Prepaid expenses and other current assets	4,855	3,335
Total current assets	35,940	46,279

Long-term assets:
Property and equipment, net	13,124	13,513
Intangible assets, net	5,390	6,157
Goodwill	14,632	14,632
Other assets	2,679	1,709
Total long-term assets	35,825	36,011

Total assets	$71,765	$82,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,510	$3,335
Accrued liabilities	12,490	9,884
Deferred revenues	39,063	41,553
Total current liabilities	58,063	54,772

Long-term liabilities:
Deferred rent and other long-term liabilities	7,514	7,527
Deferred revenues	7,320	8,242
Deferred tax liabilities	556	511
Total long-term liabilities	15,390	16,280

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,075,000 and 32,306,000 shares issued, respectively; and 32,295,000 and 30,526,000 shares outstanding, respectively	26	25
Additional paid-in capital	122,309	118,714
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(112,544)	(96,022)
Total stockholders’ equity	(1,688)	11,238
Total liabilities and stockholders’ equity	$71,765	$82,290

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenue	$9,635	$8,280	$17,093	$15,334
Services revenue	8,177	9,264	16,686	17,446
Maintenance revenue	9,744	10,005	19,576	19,773
Total revenues	27,556	27,549	53,355	52,553

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	2,415	2,293	4,371	4,036
Cost of services revenue	5,650	6,285	11,285	12,501
Cost of maintenance revenue	636	690	1,242	1,180
Total cost of revenues (excluding amortization and depreciation, shown below)	8,701	9,268	16,898	17,717

Operating expenses:
Selling and marketing	11,613	10,257	22,114	19,201
Research and development	6,500	5,244	12,742	10,409
General and administrative	9,133	4,629	15,323	9,184
Depreciation and amortization	1,307	1,596	2,722	3,237
Total operating expenses	28,553	21,726	52,901	42,031
Operating loss	(9,698)	(3,445)	(16,444)	(7,195)
Other income and expense:
Interest income	4	2	8	5
Interest expense	(2)	(2)	(4)	(5)
Other income, net	4	10	9	18
Total other income and expense	6	10	13	18
Loss before income taxes	(9,692)	(3,435)	(16,431)	(7,177)
Income tax provision	38	96	91	167
Net loss	$(9,730)	$(3,531)	$(16,522)	$(7,344)

Net loss per share:
Basic	$(0.33)	$(0.13)	$(0.58)	$(0.27)
Diluted	$(0.33)	$(0.13)	$(0.58)	$(0.27)

Weighted average number of shares used in per share calculation:
Basic	29,397	27,999	28,689	27,143
Diluted	29,397	27,999	28,689	27,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(16,522)	$(7,344)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,722	3,237
Share-based compensation	3,597	3,395
Deferred taxes	45	46
Loss on disposal of assets	96	12
Changes in operating assets and liabilities:
Restricted cash	—	153
Trade receivables	6,033	2,941
Inventory	(101)	183
Prepaid expenses and other assets	(2,490)	88
Accounts payable	3,294	(2,341)
Accrued liabilities	2,480	2,102
Deferred revenues	(3,412)	1,582
Net cash (used in) provided by operating activities	(4,258)	4,054

Investing Activities:
Purchase of property and equipment	(1,630)	(3,015)
Net cash used in investing activities	(1,630)	(3,015)

Financing Activities:
Proceeds from the exercise of stock options	—	1,677
Principal payments on capital lease obligations and other obligations	(39)	(42)
Net cash (used in) provided by financing activities	(39)	1,635
Net (decrease) increase in cash and cash equivalents	(5,927)	2,674
Cash and cash equivalents, beginning of period	18,967	18,355
Cash and cash equivalents, end of period	$13,040	$21,029

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$198	$269

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

•                  EnForce Risk Manager is a new data risk and privacy solution.  It allows organizations to implement a proactive approach to information governance, ensuring that sensitive data is identified, classified and remediated allowing organizations to reduce their cyber attack surface area, significantly mitigating potential damage from breaches and improving their ability to comply with global data protection mandates.

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

In addition, we complement these offerings with a comprehensive array of professional, subscription and training services, including technical support and maintenance services to help our customers implement our solutions, conduct investigations and train their IT and legal professionals to effectively and efficiently use our products.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2016 and the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2016.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2016 and our results of operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the December 31, 2015 audited financial statements.  The operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At June 30, 2016, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $12.5 million as of June 30, 2016.  At June 30, 2016 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  The new guidance was adopted on a prospective basis for the year ended December 31, 2015.  The adoption resulted in the reclassification of an immaterial deferred tax asset and noncurrent deferred tax liability of $0.5 million as of December 31, 2015.

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

Realignment Expense

As a result of reducing headcount and the closing of our Orlando and Houston offices, we incurred approximately $0.9 million and $3.1 million during the three and six months ended June 30, 2016, respectively, in rent expense, severance and related expenses in cost of services revenues, selling and marketing, research and development and general administrative expenses.

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

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic loss per common share:
Numerator:
Net loss	$(9,730)	$(3,531)	$(16,522)	$(7,344)
Net loss allocated to common stockholders	$(9,730)	$(3,531)	$(16,522)	$(7,344)
Denominator:
Basic weighted average shares outstanding	29,397	27,999	28,689	27,143
Net loss per basic common share	$(0.33)	$(0.13)	$(0.58)	$(0.27)

Diluted loss per common share:
Numerator:
Net loss	$(9,730)	$(3,531)	$(16,522)	$(7,344)
Net loss allocated to common stockholders	$(9,730)	$(3,531)	$(16,522)	$(7,344)
Denominator:
Basic weighted average shares outstanding	29,397	27,999	28,689	27,143
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	29,397	27,999	28,689	27,143
Net loss per diluted common share	$(0.33)	$(0.13)	$(0.58)	$(0.27)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,385,000 and 2,816,000 shares for the three and six months ended June 30, 2016, respectively, and 1,969,000 and 1,934,000 shares for the three and six months ended June 30, 2015, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Inventory:
Components	$1,143	$1,082
Finished goods	1,501	1,461
Total inventory	$2,644	$2,543

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through June 30, 2016.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and professional services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(3,602)	$2,198	$5,800	$(3,211)	$2,589
Customer relationships	6,475	(4,040)	2,435	6,475	(3,779)	2,696
Trade names	2,100	(1,407)	693	2,100	(1,317)	783
Covenant not-to-compete	200	(174)	26	200	(154)	46
Domain name	45	(7)	38	45	(2)	43
Total	$14,620	$(9,230)	$5,390	$14,620	$(8,463)	$6,157

The following table summarizes the estimated remaining amortization expense through 2020 and thereafter (in thousands):

Year ending	Amortization Expense
2016	$741
2017	1,409
2018	1,401
2019	825
2020	539
Thereafter	475
Total amortization expense	$5,390

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

As of June 30, 2016, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

Note 7. Employee Benefit Plans

At June 30, 2016, approximately 1,065,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,675,000	$7.63	6.6	$239,000
Granted	685,000	$4.02
Exercised	—	$—
Forfeited or expired	(256,000)	$7.16
Outstanding, June 30, 2016	2,104,000	$6.51	7.3	$1,855,000

Exercisable, June 30, 2016	681,000	$9.56	2.9	$194,000

We define in-the-money options at June 30, 2016 as options that had exercise prices that were lower than the $6.19 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at June 30, 2016 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,651,000 shares that were in-the-money at that date, 254,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2015	2,049,000	$7.30
Granted	2,073,000	4.40
Vested	(435,000)	7.86
Forfeited	(304,000)	6.89
Outstanding, June 30, 2016	3,383,000	$5.48

The total grant date fair value of shares vested under such grants during the six months ended June 30, 2016 was $3,424,000.

On March 18, 2016, we granted approximately 586,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $4.37 per share, which are included in our restricted stock awards outstanding.  The performance criteria are based on the achievement of certain revenue levels for the year ending December 31, 2016.  Depending on the revenue level achieved, the number of shares that will vest ranges from 10% to 200% of the 586,000 shares granted.  The performance criteria will be measured on a quarterly basis; and if any of the levels are achieved during the calendar year ending December 31, 2016, 50% of the shares will vest on the Board’s Certification date in February 2017, and the remaining 50% will vest on December 31, 2017.  As of June 30, 2016, none of the thresholds were achieved and therefore no performance-based restricted stock awards were included in our shares outstanding for the purpose of calculating our loss per share.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2016	2015
Risk-free interest rate	1.3%	1.7%
Dividend yield	—%	—%
Expected life (years)	5.73	5.85
Volatility	47.42%	42.32%
Weighted average grant date fair value	$2.38	$2.49

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock option awards	$197	$82	$357	$121
Restricted stock awards	2,078	1,647	3,240	3,274
Share-based compensation expense	$2,275	$1,729	$3,597	$3,395

As of June 30, 2016, we estimated, with 70% or greater likelihood, that approximately 100% of the performance-based restricted stock awards would vest based on the forecasted achievement of certain revenue levels for the year ending December 31, 2016.  As a result, $0.6 million of share-based compensation expense related to the performance-based restricted stock awards is included in our total restricted stock awards share-based compensation expense for the three and six months ended, June 30, 2016.

As of June 30, 2016, approximately $2.8 million of total unrecognized share-based compensation related to stock options is expected to be recognized over a weighted-average period of 3.3 years.  Approximately $15.3 million of total unrecognized share-based compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.7 years.  For awards outstanding at June 30, 2016, we expect to record approximately $0.4 million and $4.3 million in share-based compensation for the remainder of the fiscal year ending in 2016 related to stock options and restricted stock awards, respectively.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of June 30, 2016, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

We recorded an income tax provision for the three and six months ended June 30, 2016 of $38,000 and $91,000 as compared to $96,000 and $167,000 for the same periods in 2015.  Our income tax provision for the three and six months ended June 30, 2016 and 2015 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$—	$—	$—	$—
Money market accounts	5,205	5,205	—	—
Total assets	$5,205	$5,205	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,008	$2,008	$—	$—
Money market accounts	4,290	4,290	—	—
Total assets	$6,298	$6,298	$—	$—

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

Letter of Credit

As of June 30, 2016 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit related to the lease of our corporate headquarters.

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

On June 16, 2016, MyKey and the Company agreed to a settlement agreement for $2,250,000, whereby in exchange for a payment by the Company, the Company will receive a full release of all claims for patent infringement against the Company.

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

Note 11. Segment Information

We have adopted Segment Reporting (ASC 280) requiring segmentation based on our internal organization and reporting of revenue and other performance measures. Our segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker is our Chief Executive Officer.  We have five operating segments, as summarized below:

•                  Products segment—Includes EnCase® Endpoint Investigator, EnCase® Endpoint Security, EnCase® eDiscovery, EnCase® Risk Manager, EnCase® Forensic and appliance sales.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended June 30, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,635	$1,606	$4,514	$2,057	$9,744	$27,556
Cost of revenues	2,415	666	3,502	1,482	636	8,701
Segment profit	$7,220	$940	$1,012	$575	$9,108	18,855
Total operating expenses						28,553
Operating loss						$(9,698)

	Three Months Ended June 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$8,280	$1,552	$5,333	$2,379	$10,005	$27,549
Cost of revenues	2,293	928	3,914	1,443	690	9,268
Segment profit	$5,987	$624	$1,419	$936	$9,315	18,281
Total operating expenses						21,726
Operating loss						$(3,445)

	Six Months Ended June 30, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$17,093	$3,185	$9,341	$4,160	$19,576	$53,355
Cost of revenues	4,371	1,322	6,996	2,967	1,242	16,898
Segment profit	$12,722	$1,863	$2,345	$1,193	$18,334	36,457
Total operating expenses						52,901
Operating loss						$(16,444)

	Six Months Ended June 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,334	$3,105	$9,793	$4,548	$19,773	$52,553
Cost of revenues	4,036	1,950	7,690	2,861	1,180	17,717
Segment profit	$11,298	$1,155	$2,103	$1,687	$18,593	34,836
Total operating expenses						42,031
Operating loss						$(7,195)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
United States	$20,344	$20,910	$40,159	$39,957
Europe	4,698	3,664	8,153	7,175
Asia	1,022	1,676	2,385	2,851
Other	1,492	1,299	2,658	2,570
	$27,556	$27,549	$53,355	$52,553

Note 12. Subsequent Event

On July 29, 2016, the Company entered into a settlement agreement with TEFKAT LLC (formerly known as Tableau LLC) and its sole shareholder, Robert Botchek, related to a breach of contract.  The agreement requires TEFKAT LLC to pay the Company a settlement amount of $1.2 million.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  The new guidance was adopted on a prospective basis for the year ended December 31, 2015.  The adoption resulted in the reclassification of an immaterial deferred tax asset and noncurrent deferred tax liability of $0.5 million as of December 31, 2015.  Prior periods presentation of deferred tax assets has not been retrospectively adjusted.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2016 and 2015, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenue	35.0%	30.1%	32.0%	29.2%
Services revenue	29.6	33.6	31.3	33.2
Maintenance revenue	35.4	36.3	36.7	37.6
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	8.7	8.3	8.2	7.7
Cost of services revenue	20.5	22.8	21.2	23.8
Cost of maintenance revenue	2.3	2.5	2.3	2.2
Total cost of revenues	31.5	33.6	31.7	33.7
Gross profit	68.5	66.4	68.3	66.3

Operating expenses:
Selling and marketing	42.2	37.2	41.5	36.5
Research and development	23.6	19.0	23.9	19.8
General and administrative	33.2	16.9	28.7	17.5
Depreciation and amortization	4.7	5.8	5.1	6.2
Total operating expenses	103.7	78.9	99.2	80.0
Operating loss	(35.2)%	(12.5)%	(30.9)%	(13.7)%

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	0.1	—
Total other income and expense	—	—	0.1	—
Loss before income taxes	(35.2)%	(12.5)%	(30.8)%	(13.7)%
Income tax provision	0.1	0.3	0.2	0.3
Net loss	(35.3)%	(12.8)%	(31.0)%	(14.0)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Non-cash Share-Based Compensation Data (1):
Cost of product revenue	$14	$29	$29	$61
Cost of services revenue	205	281	376	568
Cost of maintenance revenue	37	40	75	82
Selling and marketing	714	406	824	761
Research and development	701	376	1,128	814
General and administrative	604	597	1,165	1,109
Total non-cash share-based compensation	$2,275	$1,729	$3,597	$3,395

(1)                  Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2016 and 2015 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015
Product revenue	$9,635	16%	$8,280	$17,093	11%	$15,334
Services revenue	8,177	(12)%	9,264	16,686	(4)%	17,446
Maintenance revenue	9,744	(3)%	10,005	19,576	(1)%	19,773
Total revenues	$27,556	—%	$27,549	$53,355	2%	$52,553

Product Revenue

We generate product revenue principally from two product categories: Enterprise products and Forensic products.  Revenue from our Enterprise products includes sales related to licenses of our EnCase Endpoint Security, EnCase eDiscovery, EnCase Risk Manager and EnCase Endpoint Investigator sales.  Revenue of our Forensic products includes sales related to EnCase Forensic, EnCase Portable, and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience lower levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue increased by $1.3 million, or 16%, from $8.3 million to $9.6 million, and increased by $1.8 million, or 11%, from $15.3 million to $17.1 million for the three and six months ended June 30, 2016, respectively, as compared with the same periods in 2015.

The increase in product revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a $0.8 million increase in Enterprise software revenue and a $0.5 million increase in the sales of our Forensic appliances.

The increase in product revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a $1.1 million increase in sales of our Forensic appliances, a $0.4 million increase in our Forensic software sales, and a $0.3 million increase in Enterprise software revenue.

For the three and six months ended June 30, 2016, Forensic appliance sales increased due to new products released during mid-year of 2015. Forensic software and Enterprise software sales increased primarily due to improved sales execution of our channel-focused sales model and pricing increases on our Enterprise products.

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

Services revenue decreased $1.1 million, or 12%, from $9.3 million to $8.2 million, and decreased $0.7 million, or 4%, from $17.4 million to $16.7 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease is primarily related to a $0.8 million and $0.5 million decrease in our professional services revenue for the three and six months ended June 30, 2016, respectively, and a $0.3 million and $0.4 million decrease in training revenue for the three and six months ended June 30, 2016, respectively.  The decrease in professional services revenue is due to a decline in our billable headcount related to higher than usual turnover within the quarter.  The decrease in training is primarily due to students delaying training until the new version of EnCase Forensics is released.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with new product licenses and maintenance renewals for on-premise products. Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue decreased by $0.3 million, or 3%, from $10.0 million to $9.7 million, and decreased by $0.2 million, or 1%, from $19.8 million to $19.6 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

The decrease in maintenance revenue for both the three and six month periods ended June 30, 2016 as compared to the same periods in 2015 was primarily due to maintenance contract non-renewals slightly exceeding revenue from new maintenance contracts each period.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015
Cost of product revenue	$2,415	5%	$2,293	$4,371	8%	$4,036
Cost of services revenue	5,650	(10)%	6,285	11,285	(10)%	12,501
Cost of maintenance revenue	636	(8)%	690	1,242	5%	1,180
Total cost of revenues	$8,701	(6)%	$9,268	$16,898	(5)%	$17,717

Share-based compensation included above:
Cost of product revenue	$14		$29	$29		$61
Cost of services revenue	$205		$281	$376		$568
Cost of maintenance revenue	$37		$40	$75		$82

Gross Margin Percentage
Products	75.0%		72.3%	74.5%		73.7%
Services	30.9%		32.2%	32.4%		28.3%
Maintenance	93.5%		93.1%	93.7%		94.0%
Total	68.5%		66.4%	68.4%		66.3%

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

Cost of product revenue increased $0.1 million, or 5%, from $2.3 million to $2.4 million, and $0.4 million, or 8%, from $4.0 million to $4.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.  The increase for the three and six months ended June 30, 2016 as compared to the same periods in 2015, was primarily due to a $0.2 million and $0.5 million increase in certain appliance costs primarily related to increased sales of our new Forensic appliance products which launched mid-year of 2015, partially offset by a $0.1 million and $0.2 million reduction in employee-related costs due to a reduction in headcount, for the three and six months ended June 30, 2016, respectively.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.

Cost of services revenue decreased $0.6 million, or 10%, from $6.3 million to $5.7 million, and $1.2 million, or 10%, from $12.5 million to $11.3 million, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.

The decrease in cost of services revenue was primarily due to a $0.8 million and $1.5 million decrease in compensation and employee-related for the three and six months ended June 30, 2016, respectively, partially offset by $0.2 million and $0.6 million in realignment expense for the three and six months ended June 30, 2016, respectively, associated with a reduction in headcount and the closure of our Orlando training center.

Cost of Maintenance Revenue

Cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

Total cost of maintenance revenue remained essentially flat at $0.6 million and $1.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015
Selling and marketing expenses	$11,613	13%	$10,257	$22,114	15%	$19,201
Research and development expenses	$6,500	24%	$5,244	$12,742	22%	$10,409
General and administrative expenses	$9,133	97%	$4,629	$15,323	67%	$9,184
Depreciation and amortization expenses	$1,307	(18)%	$1,596	$2,722	(16)%	$3,237

Share-based compensation included above:
Selling and marketing expenses	$714		$406	$824		$761
Research and development expenses	$701		$376	$1,128		$814
General and administrative expenses	$604		$597	$1,165		$1,109

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015

As a percentage of revenue:
Selling and marketing expenses	42.2%		37.2%	41.5%		36.5%
Research and development expenses	23.6%		19.0%	23.9%		19.8%
General and administrative expenses	33.2%		16.8%	28.7%		17.5%
Depreciation and amortization expenses	4.7%		5.8%	5.1%		6.2%

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

Selling and marketing expenses increased $1.3 million, or 13%, from $10.3 million to $11.6 million, and increased $2.9 million, or 15%, from $19.2 million to $22.1 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

The increase in selling and marketing expenses for the three months ended June 30, 2016 was primarily due to a $1.3 increase in compensation and other employee-related costs due to the investment in our sales and channel-focused leadership, as compared to the same period in 2015.

The increase in selling and marketing expenses for the six months ended June 30, 2016 was primarily due to $1.4 million of realignment expense and a $1.0 million increase in compensation and employee-related costs due to the investment in our sales and channel-focused leadership, as well as a $0.5 million increase in marketing and promotional activities as compared to the same period in 2015.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses increased $1.3 million, or 24%, from $5.2 million to $6.5 million, and increased $2.3 million, or 22%, from $10.4 million to $12.7 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

The increase in research and development expenses for the three and six months ended June 30, 2016 is primarily related to a $1.3 million and a $2.0 million increase in compensation costs, respectively and other employee-related expenses primarily due to an increase in headcount.  For the six months ended June 30, 2016, there was a $0.4 million increase in realignment expense recorded during the first quarter of 2016 due to a leadership change in product development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses increased $4.5 million, or 97%, from $4.6 million to $9.1 million, and increased $6.1 million, or 67%, from $9.2 million to $15.3 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

The increase in general and administrative expenses for the three months ended June 30, 2016, was primarily due to a $2.3 million settlement related to our patent infringement litigation, $1.5 million in various consulting and legal fees related to the proxy contest with Shawn McCreight, the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors, and $0.7 million in realignment expense due to the closure of our Houston office.

The increase in general and administrative expenses for the six months ended June 30, 2016 was primarily due to a $2.3 million settlement related to our patent infringement litigation, $2.2 million in various consulting and legal fees related to the proxy contest with Shawn McCreight, the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors, $0.7 million in realignment expense due to the closure of our Houston office, and $0.3 million increase in legal fees related to corporate governance matters.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.3 million, or 18%, from $1.6 million to $1.3 million, and decreased $0.5 million, or 16%, from $3.2 million to $2.7 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The decrease is primarily due to certain assets being fully depreciated.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items. Other income and expense decreased $4,000, or 40%, from $10,000 to $6,000, and decreased $5,000, or 28%, from $18,000 to $13,000 for the three and six months ended June 30, 2016, compared to the same period in 2015.

Income Tax Provision

We recorded an income tax provision for the three and six months ended June 30, 2016 of $38,000 and $91,000, respectively, as compared to $96,000 and $167,000, respectively for the same periods in 2015.  The income tax provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax provision for the three and six months ended June 30, 2016 and 2015 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services. As of June 30, 2016, we had $13.0 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Changes in Cash Flow

We generate cash from operating activities from cash collections related to the sale of our products and services. Net cash used in operating activities was $4.3 million for the six months ended June 30, 2016 as compared to net cash provided by operating activities of $4.1 million for the same period in 2015.  The change in cash was primarily a result of the net loss of $16.5 million for the six months ended June 30, 2016 compared to the net loss of $7.3 million for the same period in 2015, a $3.3 million increase in accounts payable during the six months ended June 30, 2016 compared to a decrease of $2.3 million for the same period in 2015, a $3.4 million decrease in deferred revenues during the six months ended June 30, 2016 compared to an increase of $1.6 million for the same period in 2015, an increase in trade receivables of $6.0 million during the six months ended June 30, 2016 as compared to an increase of $2.9 million for the same period in 2015, partially offset by a decrease in prepaid expenses and other assets of $2.5 million during the six months ended June 30, 2016 as compared to an increase of $0.1 million for the same period in 2015.

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2016, as compared to $3.0 million for the same period in 2015.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to new servers and technology equipment during the six months ended June 30, 2015, that did not reoccur during the same period in 2016.

Net cash used in financing activities was $39,000 for the six months ended June 30, 2016, as compared to net cash provided by financing activities of $1.6 million for the same period in 2015.  The change in financing activities was due to a $1.7 million increase in proceeds from the exercise of stock options that occurred during the six months ended June 30, 2015, that did not occur during the six months ended June 2016, and a decrease of $39,000 in principal payments made on capital leases and other obligations, as compared to a decrease of $42,000 in principal payments in the same period in 2015.

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

As of June 30, 2016, we were in compliance with all the covenants of the Revolver.  We had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  Availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  To date we have not borrowed under the Revolver.

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

Off-Balance Sheet Arrangements

At June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at June 30, 2016, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 5, 2016