Form 10-Q
period 2016-09-30
Guidance Software, Inc.
filed 2016-11-08
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 4, 2016, there were approximately 32,149,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,654	$18,967
Trade receivables, net of allowance for doubtful accounts of $293 and $376, respectively	21,555	21,434
Inventory	2,283	2,543
Prepaid expenses and other current assets	4,959	3,335
Total current assets	40,451	46,279

Long-term assets:
Property and equipment, net	12,353	13,513
Intangible assets, net	5,017	6,157
Goodwill	14,632	14,632
Other assets	2,394	1,709
Total long-term assets	34,396	36,011

Total assets	$74,847	$82,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,255	$3,335
Accrued liabilities	10,854	9,884
Bank line of credit	4,500	—
Deferred revenues	39,716	41,553
Total current liabilities	61,325	54,772

Long-term liabilities:
Deferred rent and other long-term liabilities	7,379	7,527
Deferred revenues	6,643	8,242
Deferred tax liabilities	579	511
Total long-term liabilities	14,601	16,280

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,989,000 and 32,306,000 shares issued, respectively; and 32,210,000 and 30,526,000 shares outstanding, respectively	26	25
Additional paid-in capital	125,526	118,714
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(115,152)	(96,022)
Total stockholders’ (deficit) equity	(1,079)	11,238
Total liabilities and stockholders’ equity	$74,847	$82,290

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product revenue	$9,600	$7,759	$26,693	$23,093
Services revenue	7,806	9,041	24,492	26,487
Maintenance revenue	10,299	10,023	29,875	29,796
Total revenues	27,705	26,823	81,060	79,376

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	2,574	2,520	6,945	6,556
Cost of services revenue	5,191	6,011	16,476	18,512
Cost of maintenance revenue	573	601	1,815	1,781
Total cost of revenues (excluding amortization and depreciation, shown below)	8,338	9,132	25,236	26,849

Operating expenses:
Selling and marketing	10,984	9,156	33,098	28,357
Research and development	6,069	5,281	18,811	15,690
General and administrative	3,743	5,078	19,066	14,262
Depreciation and amortization	1,188	1,574	3,910	4,811
Total operating expenses	21,984	21,089	74,885	63,120
Operating loss	(2,617)	(3,398)	(19,061)	(10,593)
Other income and expense:
Interest income	—	3	8	8
Interest expense	(10)	(3)	(14)	(7)
Other income, net	5	4	14	21
Total other income and expense	(5)	4	8	22
Loss before income taxes	(2,622)	(3,394)	(19,053)	(10,571)
Income tax (benefit) provision	(14)	77	77	244
Net loss	$(2,608)	$(3,471)	$(19,130)	$(10,815)

Net loss per share:
Basic	$(0.09)	$(0.12)	$(0.67)	$(0.39)
Diluted	$(0.09)	$(0.12)	$(0.67)	$(0.39)

Weighted average number of shares used in per share calculation:
Basic	29,020	28,197	28,743	27,864
Diluted	29,020	28,197	28,743	27,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(19,130)	$(10,815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,910	4,811
Recovery of bad debt	—	(200)
Share-based compensation	6,814	5,109
Deferred taxes	68	69
Loss on disposal of assets	126	14
Changes in operating assets and liabilities:
Restricted cash	—	153
Trade receivables	(121)	379
Inventory	260	199
Prepaid expenses and other assets	(2,310)	905
Accounts payable	3,098	(2,417)
Accrued liabilities	836	1,752
Deferred revenues	(3,436)	1,492
Net cash (used in) provided by operating activities	(9,885)	1,451

Investing Activities:
Purchase of property and equipment	(1,869)	(3,429)
Net cash used in investing activities	(1,869)	(3,429)

Financing Activities:
Proceeds from the exercise of stock options	—	1,687
Borrowings on bank line of credit	4,500	—
Principal payments on capital lease obligations and other obligations	(59)	(63)
Net cash provided by financing activities	4,441	1,624
Net decrease in cash and cash equivalents	(7,313)	(354)
Cash and cash equivalents, beginning of period	18,967	18,355
Cash and cash equivalents, end of period	$11,654	$18,001

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$32	$98

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2016 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2016.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2016 and our results of operations for the three and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the December 31, 2015 audited financial statements.  The operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At September 30, 2016, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $11.3 million as of September 30, 2016.  At September 30, 2016 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition requirements in ASC 605 Revenue Recognition.  ASU 2014-09 is a comprehensive new revenue recognition standard that will supercede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective beginning after December 15, 2016, and early adoption is not permitted under US GAAP.  On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year.  The standard is effective for fiscal years beginning after December 15, 2017, and early adoption is not permitted under US GAAP.  We are currently evaluating the financial statement impact of the new revenue recognition standard, as well as its impact on our accounting policies, business processes, systems and controls.

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

Realignment Expense

As a result of reducing headcount and the closing of our Orlando and Houston offices, we incurred approximately $0.4 million and $3.5 million during the three and nine months ended September 30, 2016, respectively, in rent expense, severance and related expenses in cost of services revenues, selling and marketing, research and development and general administrative expenses.

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

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic loss per common share:
Numerator:
Net loss	$(2,608)	$(3,471)	$(19,130)	$(10,815)
Net loss allocated to common stockholders	$(2,608)	$(3,471)	$(19,130)	$(10,815)
Denominator:
Basic weighted average shares outstanding	29,020	28,197	28,743	27,864
Net loss per basic common share	$(0.09)	$(0.12)	$(0.67)	$(0.39)

Diluted loss per common share:
Numerator:
Net loss	$(2,608)	$(3,471)	$(19,130)	$(10,815)
Net loss allocated to common stockholders	$(2,608)	$(3,471)	$(19,130)	$(10,815)
Denominator:
Basic weighted average shares outstanding	29,020	28,197	28,743	27,864
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	29,020	28,197	28,743	27,864
Net loss per diluted common share	$(0.09)	$(0.12)	$(0.67)	$(0.39)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,732,000 and 2,338,000 shares for the three and nine months ended September 30, 2016, respectively, and 918,000 and 1,920,000 shares for the three and nine months ended September 30, 2015, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Inventory:
Components	$1,167	$1,082
Finished goods	1,116	1,461
Total inventory	$2,283	$2,543

Note 5. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through September 30, 2016.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and professional services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(3,797)	$2,003	$5,800	$(3,211)	$2,589
Customer relationships	6,475	(4,161)	2,314	6,475	(3,779)	2,696
Trade names	2,100	(1,452)	648	2,100	(1,317)	783
Covenant not-to-compete	200	(184)	16	200	(154)	46
Domain name	45	(9)	36	45	(2)	43
Total	$14,620	$(9,603)	$5,017	$14,620	$(8,463)	$6,157

The following table summarizes the estimated remaining amortization expense through 2020 and thereafter (in thousands):

Year ending	Amortization Expense
2016	$368
2017	1,409
2018	1,401
2019	825
2020	539
Thereafter	475
Total amortization expense	$5,017

Note 6. Debt Obligations

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank. We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver.

The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million. Borrowing availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  Any borrowings under the Revolver would be collateralized by substantially all of our assets, as well as pledges of capital stock.

The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, the Company maintains an adjusted quick ratio of at least 1.15:1.  The adjusted quick ratio is calculated by dividing quick assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue).  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the prime rate depending on the Company’s adjusted quick ratio.

As of September 30, 2016, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  As of September 30, 2016, the balance outstanding under the Revolver was $4.5 million, remaining borrowing availability was $4.1 million and the Company’s adjusted quick ratio was 1.46:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.

During October 2016, the $4.5 million outstanding balance was repaid in full. All principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

Note 7. Employee Benefit Plans

At September 30, 2016, approximately 1,321,000 shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,675,000	$7.63	6.6	$239,000
Granted	689,000	$4.03
Exercised	—	$—
Forfeited or expired	(430,000)	$6.74
Outstanding, September 30, 2016	1,934,000	$6.55	7.1	$1,232,000

Exercisable, September 30, 2016	623,000	$9.44	2.9	$141,000

We define in-the-money options at September 30, 2016 as options that had exercise prices that were lower than the $5.96 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at September 30, 2016 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,340,000 shares that were in-the-money at that date, 203,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2015	2,049,000	$7.30
Granted	2,131,000	4.44
Vested	(455,000)	7.90
Forfeited	(448,000)	6.40
Outstanding, September 30, 2016	3,277,000	$5.48

The total grant date fair value of shares vested under such grants during the nine months ended September 30, 2016 was $3,594,000.

On March 18, 2016, we granted approximately 586,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $4.37 per share, which are included in our restricted stock awards outstanding.  The performance criteria are based on the achievement of certain revenue levels for the year ending December 31, 2016.  Depending on the revenue level achieved, the number of shares that will vest ranges from 10% to 200% of the 586,000 shares granted.  The performance criteria will be measured on a quarterly basis; and if any of the revenue levels are achieved during the calendar year ending December 31, 2016, 50% of the shares will vest upon the Board’s certification in February 2017, and the remaining 50% will vest on December 31, 2017.  As of September 30, 2016, the Company achieved 84% of the revenue level; as a result approximately 492,000 shares will vest in February 2017.  These performance-based restricted stock awards were considered for calculating the diluted shares outstanding balance at September 30. 2016.  However, as the Company is in a net loss position for both the three and nine months ended September 30, 2016, the performance-based restricted stock awards were considered anti-dilutive and therefore excluded from the calculation.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,
	2016	2015
Risk-free interest rate	1.1%	1.8%
Dividend yield	—%	—%
Expected life (years)	5.71	5.65
Volatility	47.50%	42.78%
Weighted average grant date fair value	$2.63	$4.08

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock option awards	$188	$110	$545	$231
Restricted stock awards	3,029	1,604	6,269	4,878
Share-based compensation expense	$3,217	$1,714	$6,814	$5,109

As of September 30, 2016, we estimated, with 70% or greater likelihood, that approximately 200% of the performance-based restricted stock awards would vest based on the forecasted achievement of certain revenue levels for the year ending December 31, 2016.  As a result, $1.6 million and $2.2 million of share-based compensation expense related to the performance-based restricted stock awards is included in our total restricted stock awards share-based compensation expense for the three and nine months ended, September 30, 2016, respectively.

As of September 30, 2016, approximately $2.5 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.1 years.  Approximately $14.3 million of total unrecognized share-based compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.6 years.  For awards outstanding at September 30, 2016, we expect to record approximately $0.2 million and $2.5 million in share-based compensation for the remainder of the fiscal year ending in 2016 related to stock options and restricted stock awards, respectively.

Note 8. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of September 30, 2016, we have recorded a valuation allowance against our net deferred tax assets resulting in a carrying value of zero.

We recorded an income tax (benefit) provision for the three and nine months ended September 30, 2016 of $(14,000) and $77,000 as compared to $77,000 and $244,000 for the same periods in 2015.  Our income tax (benefit) provision for the three and nine months ended September 30, 2016 differs from the U.S. statutory rate of 34% primarily due to the tax impact of certain share-based compensation, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.  Our provision for the three and nine months ended September 2015 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	205	205	—	—
Total assets	$205	$205	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$2,008	$2,008	$—	$—
Money market accounts	4,290	4,290	—	—
Total assets	$6,298	$6,298	$—	$—

Note 10. Commitments and Contingencies

Third-party Software Licenses

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate software as a component of its products through February 2020.  The agreement also provides for payment by the Company of $0.3 million for two years of maintenance and support.  The $2.0 million is payable in five installments, $1.5 million is payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.  As of September 30, 2016, the outstanding balance was $1.4 million.

Letter of Credit

As of September 30, 2016 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit related to the lease of our corporate headquarters.

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

On June 16, 2016, MyKey and the Company agreed to a settlement agreement for $2.3 million, whereby in exchange for a payment by the Company, which the Company has paid, the Company received a full release of all claims for patent infringement against the Company.  The settlement payment was recorded to general and administrative expenses.

On July 29, 2016, the Company entered into a settlement agreement with TEFKAT LLC (formerly known as Tableau LLC) and its sole shareholder, Robert Botchek, related to a breach of contract stemming from the MyKey matter.  The agreement requires TEFKAT LLC to pay the Company a settlement amount of $1.2 million, which has been received by the Company.  The settlement received was recorded as an offset to the $2.3 million MyKey settlement payment, resulting in a net effect of $1.1 million recorded in general and administrative expenses.

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

•   Maintenance segment—Includes maintenance related services.We do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended September 30, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,600	$1,543	$4,169	$2,094	$10,299	$27,705
Cost of revenues	2,574	631	3,449	1,111	573	8,338
Segment profit	$7,026	$912	$720	$983	$9,726	19,367
Total operating expenses						21,984
Operating loss						$(2,617)

	Three Months Ended September 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,759	$1,790	$5,259	$1,992	$10,023	$26,823
Cost of revenues	2,520	952	3,644	1,415	601	9,132
Segment profit	$5,239	$838	$1,615	$577	$9,422	17,691
Total operating expenses						21,089
Operating loss						$(3,398)

	Nine Months Ended September 30, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$26,693	$4,728	$13,510	$6,254	$29,875	$81,060
Cost of revenues	6,945	1,952	10,446	4,078	1,815	25,236
Segment profit	$19,748	$2,776	$3,064	$2,176	$28,060	55,824
Total operating expenses						74,885
Operating loss						$(19,061)

	Nine Months Ended September 30, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$23,093	$4,894	$15,052	$6,541	$29,796	$79,376
Cost of revenues	6,556	2,902	11,334	4,276	1,781	26,849
Segment profit	$16,537	$1,992	$3,718	$2,265	$28,015	52,527
Total operating expenses						63,120
Operating loss						$(10,593)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
United States	$21,483	$20,919	$61,642	$60,876
Europe	3,492	3,700	11,645	10,875
Asia	1,633	1,153	4,018	4,004
Other	1,097	1,051	3,755	3,621
	$27,705	$26,823	$81,060	$79,376

Note 12. Subsequent Events

Reduction in Work Force

Subsequent to September 30, 2016, we incurred approximately $0.7 million in severance expense due to a reduction in work force.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product revenue	34.6%	28.9%	32.9%	29.1%
Services revenue	28.2	33.7	30.2	33.4
Maintenance revenue	37.2	37.4	36.9	37.5
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	9.3	9.4	8.6	8.3
Cost of services revenue	18.7	22.4	20.3	23.3
Cost of maintenance revenue	2.1	2.2	2.2	2.2
Total cost of revenues	30.1	34.0	31.1	33.8
Gross profit	69.9	66.0	68.9	66.2

Operating expenses:
Selling and marketing	39.7	34.1	40.9	35.7
Research and development	21.9	19.7	23.2	19.8
General and administrative	13.5	18.9	23.5	18.0
Depreciation and amortization	4.3	5.9	4.8	6.1
Total operating expenses	79.4	78.6	92.4	79.6
Operating loss	(9.5)%	(12.6)%	(23.5)%	(13.4)%

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Total other income and expense	—	—	—	—
Loss before income taxes	(9.5)%	(12.6)%	(23.5)%	(13.4)%
Income tax (benefit) provision	(0.1)	0.3	0.1	0.3
Net loss	(9.4)%	(12.9)%	(23.6)%	(13.7)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Non-cash Share-based Compensation Data (1):
Cost of product revenue	$14	$26	$43	$87
Cost of services revenue	170	281	546	849
Cost of maintenance revenue	36	37	111	119
Selling and marketing	1,085	352	1,909	1,113
Research and development	950	397	2,078	1,211
General and administrative	962	621	2,127	1,730
Total non-cash share-based compensation	$3,217	$1,714	$6,814	$5,109

(1)                  Non-cash share-based compensation recorded in the three and nine month periods ended September 30, 2016 and 2015 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 7 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015
Product revenue	$9,600	24%	$7,759	$26,693	16%	$23,093
Services revenue	7,806	(14)%	9,041	24,492	(8)%	26,487
Maintenance revenue	10,299	3%	10,023	29,875	—%	29,796
Total revenues	$27,705	3%	$26,823	$81,060	2%	$79,376

Product Revenue

We generate product revenue principally from two product categories: Enterprise products and Forensic products.  Revenue from our Enterprise products includes sales related to licenses from our security suite of products which are comprised of: EnCase Endpoint Security, EnCase Endpoint Investigator, EnCase Risk Manager, as well as sales of our EnCase eDiscovery product.  Revenue of our Forensic products includes sales related to EnCase Forensic, EnCase Portable, and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience lower levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue increased by $1.8 million, or 24%, from $7.8 million to $9.6 million, and increased by $3.6 million, or 16%, from $23.1 million to $26.7 for the three and nine months ended September 30, 2016, respectively, as compared with the same periods in 2015.

The increase in product revenue for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to a $1.8 million increase in Enterprise software revenue.

The increase in product revenue for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to a $2.1 million increase in Enterprise software revenue, $1.1 million increase in sales of our Forensic appliances, and a $0.4 million increase in our Forensic software sales.

For the three and nine months ended September 30, 2016, Enterprise and Forensic software sales increased primarily due to pricing increases on our Enterprise products and improved sales execution of our channel-focused sales model and, Forensic appliance sales increased due to new products released during 2015.

Services Revenue

We generate services revenue from professional services, training and subscriptions of our EnCase eDiscovery Review product.  Our professional services provides various consulting services to our clients, including network security incident response, e-discovery, civil/criminal digital investigation, implementation services, as well as a software advisory program. Our training services educate students in computer forensics principles and the use of our EnCase software products and methodology. Subscription service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement. We generate subscription revenue principally from two types of customers: corporate or large enterprise customers who typically use our cloud-based software to host multiple legal cases on an ongoing basis, and law firm customers, who typically use our cloud-based software to host single cases.

Services revenue decreased $1.2 million, or 14%, from $9.0 million to $7.8 million, and decreased $2.0 million, or 8%, from $26.5 million to $24.5 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

The decrease in services revenue for the three months ended September 30, 2016 as compared to the same period in 2015 is primarily related to a $1.1 million decrease in our professional services revenue and a decrease of $0.2 million in our subscription revenue.  The decrease in professional services is primarily due to timing of large engagements with one of our large customers.  The decrease in subscription revenues is primarily related to $0.2 million revenue received due to the settlement of a dispute regarding data storage we received in the three months ended September 30, 2015 that did not reoccur in the same period during 2016.

The decrease in services revenue for the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily related to a $1.5 million decrease in our professional services revenue, a decrease of $0.3 million in our training revenue, and a decrease of $0.2 million in subscription revenue.  The decrease in professional services is due to timing of large engagements with certain of our customers, as well as a decline in our billable headcount related to higher than usual turnover during the second quarter of 2016.  The decrease in training revenue is primarily due to lower number of students trained during the period.  The decrease in subscription revenue is primarily related to $0.2 million revenue received due to the settlement of a dispute regarding data storage we received in the three months ended September 30, 2015 that did not reoccur in the same period during 2016.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with new product licenses and maintenance renewals for on-premise products. Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue increased by $0.3 million, or 3%, from $10.0 million to $10.3 million for the three months ended September 30, 2016, as compared to the same period in 2015, and remained flat for the nine months ended September 30, 2016, as compared to the same period in 2015.

The increase in maintenance revenue for the three month period ended September 30, 2016 as compared to the same period in 2015 was primarily due to renewals from non-current contracts being renewed during the third quarter of 2016.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015
Cost of product revenue	$2,574	2%	$2,520	$6,945	6%	$6,556
Cost of services revenue	5,191	(14)%	6,011	16,476	(11)%	18,512
Cost of maintenance revenue	573	(5)%	601	1,815	2%	1,781
Total cost of revenues	$8,338	(9)%	$9,132	$25,236	(6)%	$26,849

Share-based compensation included above:
Cost of product revenue	$14		$26	$43		$87
Cost of services revenue	$170		$281	$546		$849
Cost of maintenance revenue	$36		$37	$111		$119

Gross Margin Percentage
Products	73.2%		67.5%	74.0%		71.6%
Services	33.5%		33.5%	32.7%		30.1%
Maintenance	94.4%		94.0%	93.9%		94.0%
Total	69.9%		66.0%	68.9%		66.2%

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

Cost of product revenue increased $0.1 million, or 2%, from $2.5 million to $2.6 million, and $0.4 million, or 6%, from $6.6 million to $6.9 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  The increase for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, was primarily due to a $0.2 million and $0.7 million increase in certain appliance costs primarily related to increased sales of our appliance products, partially offset by a $0.1 million and $0.3 million reduction in employee-related costs due to a reduction in headcount, for the three and nine months ended September 30, 2016, respectively.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.

Cost of services revenue decreased $0.8 million, or 14%, from $6.0 million to $5.2 million, and $2.0 million, or 11%, from $18.5 million to $16.5 million, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

The decrease in cost of services revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to a $0.8 million decrease in compensation and employee-related costs associated with a reduction in headcount.

The decrease in cost of services revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to a $2.4 million decrease in compensation and employee-related costs, partially offset by $0.7 million in realignment expense associated with a reduction in headcount and the closure of our Orlando training center. Additionally, we had a decrease of $0.2 million in software maintenance costs primarily due to non-renewals of various third-party software maintenance contracts.

Cost of Maintenance Revenue

Cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

Total cost of maintenance revenue remained essentially flat at $0.6 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in thousands)	2016	Change %	2015	2016	Change %	2015
Selling and marketing expenses	$10,984	20%	$9,156	$33,098	17%	$28,357
Research and development expenses	$6,069	15%	$5,281	$18,811	20%	$15,690
General and administrative expenses	$3,743	(26)%	$5,078	$19,066	34%	$14,262
Depreciation and amortization expenses	$1,188	(25)%	$1,574	$3,910	(19)%	$4,811

Share-based compensation included above:
Selling and marketing expenses	$1,085		$352	$1,909		$1,113
Research and development expenses	$950		$397	$2,078		$1,211
General and administrative expenses	$962		$621	$2,127		$1,730

As a percentage of revenue:
Selling and marketing expenses	39.7%		34.1%	40.9%		35.7%
Research and development expenses	21.9%		19.7%	23.2%		19.8%
General and administrative expenses	13.5%		18.9%	23.5%		18.0%
Depreciation and amortization expenses	4.3%		5.9%	4.8%		6.1%

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

Selling and marketing expenses increased $1.8 million, or 20%, from $9.2 million to $11.0 million, and increased $4.7 million, or 17%, from $28.4 million to $33.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

The increase in selling and marketing expenses for the three months ended September 30, 2016 was primarily due to a $1.8 increase in compensation and other employee-related costs due to the investment in our sales and channel-focused leadership, as compared to the same period in 2015.

The increase in selling and marketing expenses for the nine months ended September 30, 2016 was primarily due to an increase of $2.8 million of compensation and employee-related costs and $1.6 million of realignment expense due to the investment in our sales and channel-focused leadership, as well as a $0.4 million increase in marketing and promotional activities as compared to the same period in 2015.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses increased $0.8 million, or 15%, from $5.3 million to $6.1 million, and increased $3.1 million, or 20%, from $15.7 million to $18.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

The increase in research and development expenses for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily related to a $0.8 million and a $2.8 million increase in compensation costs, respectively and other employee-related expenses primarily due to an increase in headcount.  Additionally, for the nine months ended September 30, 2016, there was a $0.4 million increase in realignment expense recorded during the first quarter of 2016 due to a leadership change in product development.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $1.3 million, or 26%, from $5.1 million to $3.7 million, and increased $4.8 million, or 34%, from $14.3 million to $19.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

The decrease in general and administrative expenses for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to a $1.2 million settlement received from an indemnity lawsuit related to the patent infringement lawsuit with MyKey Technology, LLC.

The increase in general and administrative expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to $2.2 million in various consulting and legal fees related to the proxy contest with the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors, a $1.1 million net expense related to our patent infringement litigation settlements, a $0.6 million increase in employee-related costs primarily due to an increase in share-based compensation expense related to our performance-based restricted stock awards, a $0.5 million increase in realignment expense primarily due to the closure of our Houston office, a $0.2 million reversal of bad debt expense that occurred during the third quarter of 2015 that did not reoccur in 2016, and $0.1 million increase in legal fees related to corporate governance matters.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $0.4 million, or 25%, from $1.6 million to $1.2 million, and decreased $0.9 million, or 19%, from $4.8 million to $3.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The decrease is primarily due to certain assets being fully depreciated.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items. Other income and expense decreased $10,000, or 200%, from income of $5,000 to expense of $5,000, and decreased $14,000, or 64%, from $22,000 to $8,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Income Tax (Benefit) Provision

We recorded an income tax (benefit) provision of $(14,000) and $77,000, for the three and nine months ended September 30, 2016,  respectively, as compared to $77,000 and $244,000, for the same periods in 2015.  The income tax (benefit) provision is based on our estimated effective annual tax rate and taxable income (loss) for the respective years.  Our income tax (benefit) provision for the three and nine months ended September 30, 2016 differs from the U.S. statutory rate of 34% primarily due to the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets. Our income tax provision for the three and nine months ended September 2015 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services, as well as proceeds from our initial public offering.  As of September 30, 2016, we had $11.7 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Changes in Cash Flow

We generate cash from operating activities from cash collections related to the sale of our products and services. Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2016 as compared to net cash provided by operating activities of $1.5 million for the same period in 2015.  The change in cash was primarily a result of the net loss of $19.1 million for the nine months ended September 30, 2016 as compared to the net loss of $10.8 million for the same period in 2015, a decrease of $3.4 million in deferred revenues during the nine months ended September 30, 2016 as compared to an increase of $1.5 million for the same period in 2015, an increase of $6.8 million in share-based compensation during the nine months ended September 30, 2016 as compared to an increase of $5.1 million for the same period in 2015, partially offset by an increase in accounts payable of $3.1 million during the nine months ended September 30, 2016 as compared to a decrease of $2.4 million for the same period in 2015 and a decrease in prepaid expenses and other assets of $2.3 million during the nine months ended September 30, 2016 as compared to an increase of $0.9 million for the same period in 2015.

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2016, as compared to $3.4 million for the same period in 2015.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to new servers and technology equipment during the nine months ended September 30, 2015, that did not reoccur during the same period in 2016.

Net cash provided by financing activities was $4.4 million for the nine months ended September 30, 2016, as compared to $1.6 million for the same period in 2015.  The increase in cash provided by financing activities was primarily due to a $4.5 million drawing on our line of credit during the nine months ended September 30, 2016, partially offset by a decrease of $59,000 in principal payments made on capital leases and other obligations during the nine months ended September 30, 2016, as compared to $63,000 in principal payments on capital leases for the same period in 2015.  In addition, during the nine months ended September 30, 2015, cash provided by financing activities included $1.7 million in proceeds related to the exercise of stock options which did not reoccur during the same period in 2016.

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank. We are obligated to pay a commitment fee of $0.2 million over the three year term of the Revolver.

The maximum principal amount that may be outstanding at any given time under the Revolver, which includes up to $3.0 million of standby letters of credit, is $10.0 million. Borrowing availability is calculated as 80% of eligible accounts receivable, with a maximum of $10.0 million.  Any borrowings under the Revolver would be collateralized by substantially all of our assets, as well as pledges of capital stock.

The Revolver requires that, if we suffer an event of default or have borrowed more than 75% of the maximum principal amount permitted to be outstanding, the Company maintains an adjusted quick ratio of at least 1.15:1.  The adjusted quick ratio is calculated by dividing quick assets (cash less restricted cash plus accounts receivable) by current liabilities (current liabilities plus outstanding standby letter of credit less the current portion of deferred revenue).  Borrowings under the Revolver bear interest at a floating rate ranging from 1.25% to 3.25% above the prime rate depending on the Company’s adjusted quick ratio.

As of September 30, 2016, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  As of September 30, 2016, the balance outstanding under the Revolver was $4.5 million, remaining borrowing availability was $4.1 million and the Company’s adjusted quick ratio was 1.46:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the bank on behalf of the Company will be applied to outstanding loan balances before being remitted to the Company’s operating account.

During October 2016, the $4.5 million outstanding balance was repaid in full. All principal, interest and any other fees will be due and payable in full on or prior to August 29, 2017.

Contractual Obligations and Commitments

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate third-party software as a component of its products through February 2020.  The agreement also required payment of $0.3 million by the Company for two years of maintenance and support.  The $2.0 million is payable in five installments, of which $1.5 million is payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.  As of September 30, 2016, the outstanding balance was $1.4 million.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at September 30, 2016, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 8, 2016