Form 10-K
period 2016-12-31
Guidance Software, Inc.
filed 2017-03-01
CIK 1375557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $67,118,000* based on the closing sale price as reported on the Global Market tier of The NASDAQ Stock Market LLC. As of February 23, 2017 there were approximately 32,666,000 shares of the registrant’s Common Stock outstanding, net of treasury shares.

* Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding on that date. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016.

GUIDANCE SOFTWARE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

TRADEMARKS

The trademarks and/or registered trademarks of Guidance Software, Inc. and its subsidiaries referred to herein include, but are not limited to, EnCase®, EnScript®, FastBloc®, EnCE®, EnCEP®, Guidance Software®, LinkedReview™, EnPoint™, Tableau®, EnForce™ and EnFuse® and their respective logos. All other trademarks and copyrights referenced in this report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

Our Forensic Security Suite provides organizations with in-depth 360 degree visibility into data and running processes on endpoints including laptops, desktops, and file servers in order to enable internal investigations and to quickly determine the root causes of suspicious activity. Our products are used in a wide variety of circumstances, including investigations of security breaches, allegations of fraud or misconduct, intellectual property theft, regulatory and data privacy compliance reporting, and corporate policy compliance.

The most dramatic escalation of risk is represented by the fact that sensitive data such as intellectual property, financial data, and personally identifiable information (“PII”) is the direct target of cyber-attacks and breaches initiated by a variety of threat actors, from organized crime groups to nation-states. In addition, organizations are increasingly faced with the need to recover and analyze vast amounts of electronic data quickly and efficiently through processes we refer to as “forensic investigations.”  Forensic investigations are conducted to address various electronic data-related needs, including:

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

Traditional forensic and cybersecurity investigations involve internal investigators or third-party consultants manually searching through multitudes of electronic data in an attempt to discover traces or “fingerprints” of electronic data-related incidents. Such investigators or third-party consultants typically use software applications, utilities, or processes, such as taking the affected servers, desktops, and laptops off-line, so that they can remove, image, or copy the hard drives, manually extract the data in question on each affected computer, and save the affected files to another hard drive for processing and analysis by consultants or other third-party experts. These traditional forensic investigations suffer from several distinct problems in that they are costly and time-consuming, they require significant expertise to conduct across complex enterprise network environments, they may not adequately combat attempts to conceal data, they often result in unwanted exposure of sensitive materials and disrupt business, and they are difficult to conduct in a forensically sound manner. Establishing a comprehensive forensic investigative software approach can help organizations address the inadequacies of traditional forensic investigations and cost-effectively mitigate the risk of electronic data-related threats.

We complement our product offerings with a comprehensive array of professional and training services, including technical support and maintenance services, to help our customers implement our solutions, conduct investigations, and train their IT and legal professionals to effectively and efficiently use our products.

For the year ended December 31, 2016, we reported total revenues of $110.5 million, and at year end, we employed approximately 350 employees and conducted business in 57 countries. We were incorporated in California in November 1997 and reincorporated in Delaware in December 2006.

Our Internet address is http://www.guidancesoftware.com. The following filings are posted to our Investor Relations web site, located at http://investors.guidancesoftware.com as soon as reasonably practical after submission to the United States (“U.S.”) Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the proxy statements related to our most recent annual stockholders’ meetings and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file, and any reference to these websites is intended to be an inactive textual reference only.

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

•                  Rasmus van der Colff — Chief Accounting Officer;

•                  Alfredo Gomez — General Counsel and Secretary;

•                  Ken Basore — Senior Vice President, Product Engineering; and

•                  Stephanie Urbach — Senior Vice President, Human Resources.

Our Board of Directors is composed of:

•                  Robert van Schoonenberg, Chairman of the Board;

•                  Patrick Dennis, President and CEO;

•                  Reynolds Bish;

•                  Max Carnecchia;

•                  John Colbert;

•                  Wade Loo; and

•                  Michael McConnell;

Our Products and Services

Our products and services give our customers the ability to conduct comprehensive, cost-effective, and precise forensic and cybersecurity investigations. Our EnCase software products provide the foundation to build an enterprise investigation infrastructure.  Furthermore, we believe our software products are the industry standard for searching, collecting, preserving, analyzing, and authenticating electronic computer forensic data for use in criminal and civil court proceedings. Our software and hardware products address the complete forensic process. We also offer a comprehensive array of investigative services and training to help our customers manage their internal forensic investigations and learn how to effectively and efficiently use our software.

Forensic Security Suite

EnCase Endpoint Security provides crucial IT cybersecurity functionality to enterprises and government agencies through its incident response and sensitive data discovery capabilities. Integrated with leading security alerting tools from Hewlett Packard Enterprises (“HP”), Cisco, Blue Coat Systems, and FireEye, EnCase Endpoint Security helps automate the critical first steps in cybersecurity incident response from the moment of a first alert. It rapidly delivers forensic-level visibility of the relevant endpoint data, capturing a snapshot of valuable information from active memory that might otherwise expire which may serve as evidence for potential criminal prosecution. It also enables the rapid launch of an enterprise-wide search for identical or similar cybersecurity threats. This solution is designed to derive insights from the vast amounts of data generated by endpoint activity and to spot signs of unusual or unauthorized behavior on any endpoint. It leverages its unique, kernel-level access to provide the industry’s most comprehensive endpoint data collection, providing a repository of critical data for insights into undetected cybersecurity risks and threats. Through its interactive visual interface, this product compares current activity to regularly updated baselines of “normal” behavior and exposes suspicious patterns, commonalities, and anomalies to proactively identify cybersecurity threats, arrest attempted data breaches earlier in the “kill chain,” and minimize damage. These capabilities enable a cybersecurity team to remediate any malicious code or processes running on the affected computers and to return the affected endpoints to a trusted state. As an invaluable proactive planning measure, the sensitive data discovery capabilities enable security teams to rapidly identify IT assets (servers, desktops, laptops, etc.) holding sensitive data (such as credit card numbers, social security numbers, patient health information, and other personally identifiable information) in violation of legally mandated regulations, industry standards, and corporate policies. Further, they allow an organization to quickly remediate any identified violations and thereby improve and provide evidence of compliance.

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

EnForce Risk Manager, which was made available commercially in 2016, is a new data risk and privacy solution.  It allows organizations to implement a proactive approach to information governance, ensuring that sensitive data is identified, classified and remediated allowing organizations to reduce their cyber attack surface area, significantly mitigating potential damage from breaches and improving their ability to comply with global data protection mandates.

EnCase Forensic

EnCase Forensic is the industry-standard forensic investigation solution that enables forensic practitioners to conduct efficient, forensically sound digital data collection and investigations. The EnCase Forensic solution lets examiners acquire data from a wide variety of devices, unearth potential evidence with disk-level forensic analysis, and craft comprehensive reports on their findings, all while maintaining the integrity of the evidence in a forensically sound and court-proven manner.

Tableau Forensic Appliances

Tableau forensic appliances include write blockers, forensic duplicators and storage devices. Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.  Users will typically analyze this data with forensic software such as EnCase Forensic.

EnCase eDiscovery

EnCase eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies. The e-discovery product portfolio includes capabilities such as: legal hold, identification, collection, preservation, processing, first-pass review, and early case assessment (“ECA”) review. The integrated offering deploys software intelligently, delivering the legal hold, identification, collection, preservation, and processing functions at the customer site, close to the sources of data and the data custodians, and the ECA, review, and production functions as subscription-as-a-service (“SaaS”) in the “cloud,” so that geographically dispersed inside and outside counsel can efficiently collaborate on the review of collected documents without special equipment or software other than a web browser and internet connectivity.

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

EnCase eDiscovery Review is a powerful, highly secure, private cloud-hosted, multi-matter review platform with advanced analysis and technology assisted review (“TAR”) functionality, comprehensive production capabilities, and extensive project management and workflow features to enable efficient, effective, and defensible distributed review.

Professional Services and Training

Professional Services provides various consulting services to our clients, including cybersecurity incident response, e-discovery, civil/criminal forensic investigation, implementation services, and a software advisory program. In addition, we offer certain packaged services based on the specific needs of our customers, including our government customers.

Cybersecurity Incident Response Services.  Using EnCase Endpoint Security, consultants investigate and remediate security breaches in an organization’s network infrastructure.  Consultants determine which methods of entry were used to break into the system, the extent and duration of the intrusion, and exactly which data were compromised. They can also “kill” malware and/or rogue processes. In the event a breach draws the attention of regulatory agencies, results and reports can be processed into a court-approved, forensically sound file format to help an organization provide accurate, defensible evidence and information to regulators.

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

Guidance Software Advisory Program (“GAP”). GAP provides a comprehensive review of current policies and procedures, including a gap analysis, which identifies risk areas that could impact the customer. Dedicated advisory consultants work with the customer to build and implement a customized plan to help automate procedures and eliminate wasted resources; establish a documented, defensible and repeatable e-discovery, investigation, or incident response workflow; and align procedures with industry best practices.

Cloud Review Services.  We provide expertise and project management for single or multiple case reviews for our EnCase eDiscovery Review cloud-based hosting platform. We have industry-leading experience in managing large cases with hundreds of reviewers, as well as managing clients with thousands of cases through data targeting, initial review, production, and trial preparation.

Training.  Training educates thousands of students per year in the use of our EnCase software products and methodology. We provide an array of training courses on topics such as computer forensics, incident response, endpoint security, forensic investigations and the proper use of our software products. We operate two training classrooms in Pasadena, California; two near Washington, D.C.; one near Chicago, Illinois; and two near London, England. In addition, through our training staff, our authorized training partners and our OnDemand training program, certain courses are offered at off-site locations throughout North, Central, and South America; Europe; Africa; the Middle East; and Asia/the Pacific Rim (as permitted by U.S. Export Regulations).

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

Our revenues consist of product, services, and maintenance fees from our customers and distributors. Product revenue represented approximately 34%, 30% and 32% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. Services revenue represented approximately 30% of our total revenue in fiscal year 2016, as compared to 33% in 2015, and 32% in 2014.  Revenues from maintenance represented approximately 36%, 37%, and 37% of our total revenue in fiscal years 2016, 2015, and 2014, respectively.

Sales to customers outside the United States totaled $26.8 million, representing 24% of our total revenue in fiscal year 2016. For a geographic breakdown of our revenue and property and equipment, see Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition to our regional and vertical marketing initiatives, we also host the industry’s largest conference dedicated solely to the subject of digital investigations. The Enfuse Conference (formerly the Computer and Enterprise Investigation Conference, or CEIC) serves as our annual user conference and draws attendees from global law enforcement, government agencies, corporations, law firms, and the judicial bench. This event also draws industry analysts and experts and provides a valuable forum for users to connect, share information, and learn about important topics in the industry. Enfuse enables us to efficiently connect with a broad range of customers, communicate our product offerings (products, services, training, etc.), and launch new products in a captive environment while simultaneously driving add-on sales to customers who have implemented one or more of our core platform products.

Customers

Our customer list includes government agencies and global corporations in a wide variety of industries, such as financial and insurance services, technology, defense contracting, telecom, pharmaceutical, healthcare, manufacturing and retail. Our EnCase customer base currently includes 78 of the Fortune 100 and more than 49% of the Fortune 500 and many federal and international government agencies, and we have deployed our EnCase Forensic software to more than 1,000 government and law enforcement agencies and other customers worldwide. Our EnCase customers are primarily in North America, and also extend to Europe, Africa, the Middle East (as permitted by U.S. Export Regulations) and Asia/the Pacific Rim.  Sales to customers outside of the United States accounted for 24%, 25%, and 23% of our revenues for the fiscal years ended December 31, 2016, 2015, and 2014, respectively.

Research and Development

Our research and development effort is focused on the advancement of our core products and the development of new products, as well as the quality assurance of both core and new products.  The markets we serve have become increasingly competitive. As a result, we have accelerated cybersecurity software development.

We conduct research on existing or new computer hardware or software technology to develop solutions for our law-enforcement, government, or corporate markets. We conduct research on file-system support, search and analysis algorithms, hardware engineering and design, industry standards, technology integrations, and user productivity and performance features. Our research and development efforts are often aimed at creating new standards in our industry and streamlining current processes. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on customer deployments. Our research and development expenses were $24.5 million, $21.2 million, and $23.0 million in 2016, 2015, and 2014, respectively.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In the cybersecurity market, we believe our EnCase Endpoint Security product provides certain unique capabilities, but we nevertheless compete for budget dollars against established endpoint security vendors such as FireEye/Mandiant and CarbonBlack. We also compete with emerging vendors, which represent a variety of different and sometimes complementary approaches — none of which offers the depth of visibility into endpoint data provided by EnCase products. Gartner Research recently published a Competitive Landscape report for what it has named the Endpoint Detection and Response (“EDR”) market. It includes profiles of competitors such as Cisco AMP for Endpoints, Crowdstrike, Hexis Cyber, and Tanium. Noting the depth and breadth of data visibility as a competitive advantage, along with our key integrations with complementary technologies such as Cisco ThreatGRID, the Blue Coat Security Analytics Platform, FireEye MPS, and ThreatTrack Threat Analyzer, Gartner recognizes Guidance Software as a market leader for EDR tools.

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

Intellectual Property and Proprietary Rights

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trade secrets, trademarks, and patents, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and intellectual property. We currently have 27 issued patents and 10 patent applications pending in the United States, the European Union or under the Patent Cooperation Treaty (often more than one pending application relates to a single invention). We own registered copyrights on various versions of our products and associated instructional documentation. We have registered trademarks or trademarks in the United States and in certain other jurisdictions, including the mark EnCase® in the United States, Japan and the European Union, and in the marks EnScript®, FastBloc®, EnCE®, EnCEP®, Guidance Software™, LinkedReview™, EnPoint™, Tableau™, EnForce™ and EnFuseSM in the United States.

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

Employees

As of December 31, 2016, we employed approximately 350 full-time employees. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

We are subject to the risks arising from adverse changes in global economic conditions, especially those in the US, Europe and the Asia-Pacific region. Economic conditions in the United States and worldwide macroeconomic conditions remained challenging during much of 2014, 2015 and 2016. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our channel partners and resellers. Delays in customer purchases in the future could lead to reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  Further, deteriorating economic conditions and uncertainty could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

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

The market for digital investigation software continues to evolve. Our growth is dependent upon, among other things, the size and pace at which the market for such software develops. Our ability to achieve our anticipated growth rate may be impacted by a contraction in the global economy. If the market for such digital investigation software decreases, remains constant, or grows more slowly than we anticipate, we will not be able to maintain historical growth rates. Continued growth in the demand for our products is uncertain because of, among other things:

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

Our future success depends in a large part upon the continued services of our executive officers and other key personnel, including without limitation, our existing research and development personnel. The loss of one or more of our key employees could seriously harm our business development, culture and strategic direction. The competition for attracting and retaining key employees is intense. Because of this competition, we may be unable to retain our existing personnel or attract additional qualified employees in the future to keep up with our business demands and changes, and our business, financial condition, results of operations, and cash flows could be materially adversely affected. The risks involved in recruiting and retaining these key personnel may be increased by the volatility of our stock price.

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

Although we use standardized sales agreements designed to meet current revenue recognition criteria under accounting principles generally accepted in the United States, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Accounting Standards Codification (“ASC”) Software Industry—Revenue Recognition topic (ASC 985-605); however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. The professional technical guidance available regarding the application of software revenue recognition is very conceptual, and silent to specific implementation matters. As a consequence of this, we have been required to make assumptions and judgments, in certain circumstances, regarding the application of software revenue recognition. Incorrect assumptions or judgments as well as changes in, or clarification to accounting interpretations, could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by accounting principles generally accepted in the United States, we could be required to devote significant management resources, and incur the expense resulting from an audit, restatement or other examination of our financial statements.

New revenue recognition standards may also impact the company’s revenue recognition and financial results for a given period.  See Recent Accounting Pronouncements in Note 2 to the Financial Statements.

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

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The assessment including interest is approximately $1.2 million as of December 31, 2016. The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations

Our operating results and business would be seriously impaired if our revenues from our software product offerings, which include EnCase Endpoint Security and EnCase eDiscovery, were to decline.

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

As a result, if for any reason revenue from our EnCase product offerings declines or does not increase as anticipated, our operating results and our prospects for growth will be significantly impaired. Further, if these products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our business will be adversely affected.

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

Some of our products and technology may include software licensed under open source licenses. Some open source licenses could require us, under certain circumstances, to make available or grant licenses to any modifications or derivative works we create based on the open source software. Although we monitor and restrict our use of open source software, the risks resulting from open source usage may not be eliminated and may, if not properly addressed, result in unanticipated obligations that harm our business.

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

We derive a significant portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For the year ended December 31, 2016, we derived approximately 14.3% of our revenues from the sales of products and services from the U.S. Government. In 2016, 2015 and 2014, our business was adversely affected by government budgeting constraints. Changes in government contracting policies or additional or continued government budgetary constraints could directly affect our business, financial condition and results of operations. Among the factors that could adversely affect our business, financial condition or results of operations are:

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. For the years ended December 31, 2016, 2015 and 2014, we derived approximately 24%, 25%, and 23%, respectively, of our revenues from sales of products and services outside the United States.

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

•                           costs and delays resulting from developing software, documentation and training materials in multiple languages; and

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

Current and former insiders control a substantial amount of our outstanding stock, and this may delay or prevent a change of control of our company or adversely affect our stock price.

As of February 28, 2017, our executive officers, directors and affiliated entities together beneficially own approximately 35% of our common stock outstanding, including approximately 28% of our outstanding common stock held by trusts affiliated with our founder and former Chairman of the Board and Chief Technology Officer, Shawn McCreight, and his wife. As a result, these stockholders may have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Our balance sheet contained finite-lived intangible assets and goodwill totaling $19.3 million at December 31, 2016 that are subject to impairment review annually, or whenever events or changes in circumstances indicate that the value may not be recoverable, resulting in write-downs or write-offs. Such write-downs or write-offs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2016, we had $14.6 million in indefinite-lived intangible assets and goodwill on our balance sheet. Accounting Standards Codification Intangibles — Goodwill and Other (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Such testing could result in write-downs or write-offs to our goodwill and indefinite-lived intangible assets. Impairment is measured as the excess of the carrying value of the goodwill or intangible assets over the implied fair value of the underlying asset. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred. One customer represents 70% of our subscription revenue for the year ended 2016.  If we were to lose this specific customer, our subscription operations would be adversely affected, and this might result in an impairment of the goodwill and intangible assets in this reporting unit.

As of December 31, 2016, we had $4.7 million of other net intangible assets, consisting of core technology, existing and developed technology, customer relationships and tradenames that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

There are inherent limitations on the effectiveness of our internal controls and compliance programs.

Regardless of how well designed and operated it is, an internal control system can provide only reasonable assurance that its objectives will be met. Further, the design of an internal control system should reflect the fact that there are resource constraints, and the benefits of an internal control system must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of an internal control system can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Moreover, although we have implemented compliance programs and compliance training for employees, such measures may not prevent our employees, contractors or agents from breaching or circumventing our policies or violating applicable laws and regulations. Failure of our internal control systems and compliance programs to prevent error, fraud or violations of law could have a material adverse impact on our business.

Our restructuring and cost reduction activities could result in management distraction, operational disruptions and other adverse effects on our business.

In each of the last three years, we have implemented, and may in the future implement, certain restructuring and cost reduction activities with respect to our business. The restructuring efforts could divert the attention of our management away from our operations, harm our reputation, reduce our revenue and/or increase our expenses. There can be no assurance that the restructuring activities will be successful, including allowing the business to operate profitably within the current fiscal year or any later date.  See Realignment section in Note 2 to the Financial Statements.

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

We also lease approximately 55,000 square feet at facilities in: Houston, Texas; New York City, New York; Waukesha, Wisconsin; San Francisco, California; Dulles, Virginia; Chicago, Illinois; Orlando, Florida; Chandler, Arizona; Paris, France and near London, England.  These leases expire at various points through 2021.

Item 3.                                  Legal Proceedings

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware  (the “District Court Case”).  The complaint alleged that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC Case”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred.  This Order effectively ended the ITC Case in the Company’s favor.

Effective April 8, 2013, the parties stipulated to transfer the District Court Case to the U.S. District Court for the Central District of California.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$5.76	$3.43	$7.23	$5.31
Second Quarter	6.36	4.21	9.22	5.45
Third Quarter	6.30	5.57	10.07	5.80
Fourth Quarter	7.60	4.93	6.75	4.93

As of January 31, 2017, there were 17 holders of record of our common stock.  On February 24, 2017, the last sale price reported on the NASDAQ Global Market for our common stock was $6.90 per share.

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

Purchases of Equity Securities by the Issuer

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million. As of December 31, 2016, we had approximately $3.6 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. There were no open market purchases during 2016, 2015, or 2014. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are held in Treasury Stock and have not been retired.

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

Item 6.                                  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected consolidated balance sheet data as of December 31, 2016 and 2015 and the selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report.  The selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$37,076	$31,897	$34,412	$34,203	$56,116
Services revenue	33,321	35,264	34,333	38,506	37,095
Maintenance revenue	40,121	39,845	39,911	37,815	36,259
Total revenues	110,518	107,006	108,656	110,524	129,470
Cost of revenues (excluding depreciation and amortization, shown below):
Cost of product revenue	9,323	8,869	8,427	7,450	7,982
Cost of services revenue	21,411	24,349	25,385	28,055	26,499
Cost of maintenance revenue	2,482	2,428	2,194	2,015	1,956
Total cost of revenues (excluding depreciation and amortization, shown below)	33,216	35,646	36,006	37,520	36,437
Operating expenses:
Selling and marketing	43,330	38,710	39,011	41,486	42,278
Research and development	24,534	21,180	22,998	27,744	24,459
General and administrative	24,884	19,131	18,350	17,403	21,224
Depreciation and amortization	5,130	6,403	7,426	7,678	6,859
Total operating expenses	97,878	85,424	87,785	94,311	94,820
Operating loss	(20,576)	(14,064)	(15,135)	(21,307)	(1,787)
Other income and expense:
Interest income	7	11	13	22	39
Interest expense	(54)	(9)	(12)	(34)	(72)
Other income, net	20	27	669	36	25
Total other income and expense	(27)	29	670	24	(8)
Loss before income taxes	(20,603)	(14,035)	(14,465)	(21,283)	(1,795)
Income tax provision	146	360	264	217	188
Net loss	$(20,749)	$(14,395)	$(14,729)	$(21,500)	$(1,983)
Net loss per share:
Basic	$(0.72)	$(0.51)	$(0.55)	$(0.83)	$(0.08)
Diluted	$(0.72)	$(0.51)	$(0.55)	$(0.83)	$(0.08)
Weighted average number of shares used in per share calculations(1):
Basic	28,789	27,953	26,758	25,757	24,577
Diluted	28,789	27,953	26,758	25,757	24,577

	Year Ended December 31,
	2016	2015	2014	2013	2012
Share-Based Compensation Data(2):
Cost of product revenue	$55	$106	$131	$137	$101
Cost of services revenue	707	1,125	1,398	1,347	1,100
Cost of maintenance revenue	180	157	149	126	83
Selling and marketing	2,863	1,375	1,308	2,100	1,639
Research and development	2,770	1,648	1,783	2,044	1,428
General and administrative	2,862	2,351	1,925	1,872	1,500
Total share-based compensation	$9,437	$6,762	$6,694	$7,626	$5,851

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$12,619	$18,967	$18,355	$19,919	$32,606
Total assets	$74,416	$82,290	$85,827	$89,231	$100,574
Capital leases and other long term liabilities	$528	$649	$712	$340	$574
Deferred revenues	$46,132	$49,795	$45,360	$41,663	$43,452
Total stockholders’ (deficit) equity	$(55)	$11,238	$17,184	$24,040	$39,020

(1)                  See Note 3 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

(2)                  Non-cash compensation recorded for each of the last five years ended December 31, 2016 relates to stock options and restricted stock granted to employees measured under the fair value method and includes costs related to nonvested share grants.

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

Overview

We are a leading global provider of forensic security solutions, providing endpoint investigation solutions for cybersecurity, security incident response, e-discovery, data privacy and forensic analysis.  Our product offerings include EnCase Endpoint Security, EnCase Endpoint Investigator, EnForce Risk Manager and EnCase eDiscovery, which are network-enabled products primarily for corporations and government agencies, and EnCase Forensic, a desktop-based product primarily for law enforcement agencies and forensic investigators.

We were incorporated and commenced operations in 1997.  From 1997 through 2002, we generated a substantial portion of our revenues from the sale of our EnCase Forensic products and related services.  We have experienced increases in our revenues as a result of the release of our EnCase Enterprise product in late 2002 (which was replaced by our EnCase Endpoint Investigator product in 2015), which expanded our customer base into corporate enterprises and federal government agencies.  In addition, the releases of our EnCase eDiscovery solution in late 2005 and EnCase Information Assurance solution in late 2006 (which was replaced by our EnCase Cybersecurity solution in 2009) have increased our revenues.  In May 2010, we added a family of data acquisition forensic hardware products including forensic duplicators, multiple write blockers and other hardware through our acquisition of Tableau, LLC (“Tableau”).  In February 2012, we added cloud-based document review and production software-as-a-service for corporations and law firms through our acquisition of CaseCentral, Inc.  In September 2013, we introduced EnCase Analytics, a security intelligence solution that exposes threats that evade detection using insights from endpoint data.  In 2015, we combined EnCase Cybersecurity and EnCase Analytics to form our EnCase Endpoint Security solution.  We anticipate that sales of our EnCase products and related services, in particular our EnCase Endpoint Security, EnCase eDiscovery, and EnCase Forensic solutions, and sales of our forensic hardware products will comprise a substantial portion of our future revenues.

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

Summary of Results of Operations

Our total revenues for the year ended December 31, 2016 was $110.5 million, an increase of $3.5 million, or 3%, from $107.0 million for the year ended December 31, 2015.  Product revenue was $37.1 million for the year ended December 31, 2016, an increase of $5.2 million, or 16%, from $31.9 million for the year ended December 31, 2015.  Services revenue was $33.3 million for the year ended December 31, 2016, a decrease of $1.9 million, or 6%, from $35.3 million for the year ended December 31, 2015.  Maintenance revenue for the year ended December 31, 2016 increased $0.3 million, or 1%, to $40.1 million from $39.8 million for the year ended December 31, 2015.  The increase in our total revenue for the year ended December 31, 2016, compared to 2015 was primarily due to an increase in product revenue, partially offset by a decrease in services revenue.

Our net loss for the year ended December 31, 2016 was $20.7 million, or $0.72 per share, compared to a net loss of $14.4 million, or $0.51 per share, for 2015.  Our future profitability is primarily dependent upon revenue from the sale of our products and the reduction of our operating expenses.  The primary contributor to the increase in our net loss for 2016 was an increase in our general and administrative expenses.

Sources of Revenue

Our software product sales transactions typically include the following elements: (i) a software license fee paid for the use of our products under a perpetual license term, or for a specific term; (ii) an arrangement for first-year support and maintenance, which includes unspecified software updates, upgrades and post-contract support; (iii) and professional services for installation, implementation, consulting and training. We also generate revenues from cloud-based document review and production services sold on a subscription basis. We derive the majority of our revenues from sales of our software products. We sell our software products and services primarily through our direct sales force and increasingly through resellers. We sell our hardware products primarily through resellers.

	Year Ended December 31,
(Dollars in thousands)	2016	Change %	2015	Change %	2014
Product revenue	$37,076	16%	$31,897	(7)%	$34,412
Services revenue	33,321	(6)%	35,264	3%	34,333
Maintenance revenue	40,121	1%	39,845	—%	39,911
Total revenues	$110,518	3%	$107,006	(2)%	$108,656

We generate product revenue principally from two product categories: enterprise products and forensic products.  Revenue from our enterprise products includes sales related to licenses from our Forensic Security Suite of products which are comprised of: EnCase Endpoint Security, EnCase Endpoint Investigator and EnForce Risk Manager, as well as sales of our EnCase eDiscovery product.  Revenue of our forensic products includes sales related to EnCase Forensic and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience lower levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue for the year ended December 31, 2016 increased $5.2 million, or 16%, to $37.1 million from $31.9 million for the year ended December 31, 2015.  The increase was primarily due to a $3.7 million increase, or 30%, to $16.4 million from $12.6 million for the year ended December 31, 2015 in enterprise products revenue due to pricing increases on our enterprise products and improved sales execution of our channel-focused sales model, and a $1.4 million increase, or 13%, to $11.7 million from $10.4 million for the year ended December 31, 2015 in forensic appliance sales due to new products released during 2015.

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

Services Revenue

We generate services revenue from professional services, training and our EnCase eDiscovery Review cloud-based document and production services.  Our professional services provides various consulting services to our clients, including network security incident response, e-discovery, civil/criminal digital investigation, implementation services, as well as a software advisory program. Our training services educate students in computer forensics principles and the use of our EnCase software products and methodology. EnCase eDiscovery Review service customers have the right to access our cloud-based document review and production software; however, they may not take possession of the software at any time during the term of the agreement. We generate subscription revenue primarily from corporate or large enterprise customers who typically use our cloud-based software to host multiple legal cases on an ongoing basis.

Services revenue for the year ended December 31, 2016 decreased $1.9 million, or 6%, to $33.3 million from $35.3 million for the year ended December 31, 2015.  The decrease in services revenue as compared to prior year is primarily due to our business strategy and focus on product revenue generation.

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

Maintenance revenue for the year ended December 31, 2016 remained essentially flat year over year at $40.1 million, from $40.0 million for the year ended December 31, 2015.  The change is primarily due to revenue from additional maintenance contracts during the year being mostly offset by maintenance contract non-renewals.

Maintenance revenue for the year ended December 31, 2015 remained essentially flat year over year at $39.9 million as compared to the year ended December 31, 2014, primarily due to revenue from additional maintenance contracts during the year being offset by maintenance contract non-renewals.

Cost of Revenues

	Year Ended December 31,
(Dollars in thousands)	2016	Change %	2015	Change %	2014
Cost of product revenue	$9,323	5%	$8,869	5%	$8,427
Cost of services revenue	21,411	(12)%	24,349	(4)%	25,385
Cost of maintenance revenue	2,482	2%	2,428	11%	2,194
Total cost of revenues	$33,216	(7)%	$35,646	(1)%	$36,006
Share-based compensation included above:
Cost of product revenue	$55		$106		$131
Cost of services revenue	$707		$1,125		$1,398
Cost of maintenance revenues	$180		$157		$149

Gross Margin Percentage

Products	74.9%	72.2%	75.5%
Services	35.7%	31.0%	26.1%
Maintenance	93.8%	93.9%	94.5%
Total	69.9%	66.7%	66.9%

Cost of Product Revenue

Cost of product revenue consists principally of the cost of producing our software products, including third party software royalties, the cost of manufacturing our hardware appliances and product distribution costs, including the cost of packaging, shipping, customs duties, and, to a lesser extent, compensation and related overhead expenses.  While these costs are primarily variable with respect to sales volumes, they remain low in relation to the revenues generated and result in higher gross margins than our services businesses.  Our gross margins can be affected by product mix, as our enterprise products are generally higher margin products than our forensic products, which include software and hardware.

The cost of product revenue for the year ended December 31, 2016 increased $0.5 million, or 5%, to $9.3 million from $8.9 million for the year ended December 31, 2015.  The increase was primarily due to a $0.8 million increase in appliance costs resulting from increased sales of our appliance products, partially offset by a $0.3 million reduction in employee-related costs due to lower headcount during 2016 as compared to 2015.

The cost of product revenue for the year ended December 31, 2015 increased $0.5 million, or 5%, to $8.9 million from $8.4 million for the year ended December 31, 2014.  The increase was primarily due to a $0.4 million increase in appliance costs which resulted in a lower gross margin of 72.2% in 2015 as compared to 75.5% in 2014.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs resulting from professional services, training, and subscription services.

The cost of services revenue for the year ended December 31, 2016 decreased $2.9 million, or 12%, to $21.4 million from $24.3 million for the year ended December 31, 2015.  The decrease was due to a $1.2 million, or 8%, decrease in cost of consulting revenue, a $1.3 million, or 33%, decrease in cost of subscription revenue, and a $0.4 million, or 8%, decrease in cost of training revenue all primarily as a result of a decrease in compensation and employee-related costs resulting from a reduction in headcount that occurred during 2016.

The cost of services revenue for the year ended December 31, 2015 decreased $1.1 million, or 4%, to $24.3 million from $25.4 million for the year ended December 31, 2014.  The decrease was primarily due to a $0.8 million decrease in cost of subscription revenue and a $0.2 million decrease in cost of training, while cost of professional services remained essentially flat year over year.  The $0.8 million decrease in the cost of subscription revenue is primarily due to a $0.5 million reduction in employee related costs resulting from a reduction in headcount that occurred in 2014, as well as a $0.2 million decrease in rent expense due to the relocation of our data center to a less expensive location in the second quarter of 2014.  The decrease in the cost of training was primarily related to a $0.1 million decrease in compensation and employee related costs resulting from a reduction in headcount that occurred in 2014 and a $45,000 reduction in realignment expense that occurred in 2014 that did not reoccur in 2015.

Services gross margin increased to 31.0% in 2015 from 26.1% in 2014, primarily due to a higher utilization rates in our professional services business.

Cost of Maintenance Revenue

Cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

The cost of maintenance revenue for the year ended December 31, 2016 remained essentially flat year over year at $2.4 million as compared to the year ended December 31, 2015.

The cost of maintenance revenue for the year ended December 31, 2015 increased $0.2 million, or 11%, to $2.4 million from $2.2 million for the year ended December 31, 2014.  The increase was primarily due to $0.2 million increase in compensation and employee-related costs due to annual merit increases and an increase in headcount.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2016	Change %	2015	Change %	2014
Selling and marketing expenses	$43,330	12%	$38,710	(1)%	$39,011
Research and development expenses	$24,534	16%	$21,180	(8)%	$22,998
General and administrative expenses	$24,884	30%	$19,131	4%	$18,350
Depreciation and amortization expenses	$5,130	(20)%	$6,403	(14)%	$7,426
As a percent of revenue:
Selling and marketing expenses	39.2%		36.2%		35.9%
Research and development expenses	22.2%		19.8%		21.2%
General and administrative expenses	22.5%		17.9%		16.9%
Depreciation and amortization expenses	4.6%		6.0%		6.8%
Share-based compensation included above:
Selling and marketing expenses	$2,863		$1,375		$1,308
Research and development expenses	$2,770		$1,648		$1,783
General and administrative expenses	$2,862		$2,351		$1,925

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

Selling and marketing expenses for the year ended December 31, 2016 increased $4.6 million, or 12%, to $43.3 million from $38.7 million for the year ended December 31, 2015.  The increase was primarily due to an increase of $2.8 million of compensation and employee-related costs and $1.7 million of realignment expense due to the investment in our sales and channel-focused leadership.

Selling and marketing expenses for the year ended December 31, 2015 decreased $0.3 million, or 1%, to $38.7 million from $39.0 million for the year ended December 31, 2014.  The decrease was primarily due to $1.0 million realignment expense resulting from our reduction in headcount that occurred in 2014 that was not as large in 2015, partially offset by a $0.6 million increase in compensation and other employee-related costs due to a focused investment in our selling and marketing leadership.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses for the year ended December 31, 2016 increased $3.4 million, or 16%, to $24.5 million from $21.2 million for the year ended December 31, 2015.  The increase is primarily related to a $2.7 million increase in compensation and other employee-related expenses due to higher headcount during the year, as well as a $0.7 million increase in realignment expense resulting from a leadership change in the first quarter of 2016 and a reduction in headcount during the fourth quarter of 2016.  The costs savings resulting from the reduction in headcount during the fourth quarter of 2016 will be realized during 2017.

Research and development expenses for the year ended December 31, 2015 decreased $1.8 million, or 8%, to $21.2 million from $23.0 million for the year ended December 31, 2014.  The decrease is primarily related to a $1.2 million decrease in compensation and other employee-related expenses due to lower headcount and $0.8 million in realignment expense resulting from our reduction in headcount that occurred in 2014 that was not as large in 2015, partially offset by an increase of $0.2 million of software maintenance related to increased usage of third-party licenses.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses for the year ended December 31, 2016 increased $5.8 million, or 30%, to $24.9 million from $19.1 million for the year ended December 31, 2015.  The increase in general and administrative expenses was primarily attributable to $2.2 million in various consulting and legal fees related to the proxy contest with the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors, $1.3 million in realignment expense resulting from the closure of certain of our facilities and reduction in headcount, $1.1 million net expense related to our patent infringement litigation settlements, a $0.5 million increase in employee-related costs primarily due to an increase in share-based compensation expense related to our performance-based restricted stock awards, and a $0.5 million increase in bad debt expense.

General and administrative expenses for the year ended December 31, 2015 increased $0.7 million, or 4%, to $19.1 million from $18.4 million for the year ended December 31, 2014.  The increase in general and administrative expenses was primarily attributable to $2.1 million in compensation and employee-related costs due to merit increases that occurred during the second quarter of 2015 and the recruiting and hiring of our new CEO partially offset by a $1.2 million decrease in realignment expense resulting from our reduction in headcount that occurred in 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software and intangible assets.  In 2016, 2015 and 2014, we invested $2.0 million, $3.8 million and $1.9 million, respectively, in capital equipment and leasehold improvements.

Depreciation and amortization expense for the year ended December 31, 2016 decreased $1.3  million, or 20%, to $5.1 million from $6.4 million for the year ended December 31, 2015.  The decrease was primarily due to certain assets being fully depreciated or disposed of and not replaced.

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

Other Income (Expense)

Total other income (expense) consists of interest earned on cash balances, interest paid and other miscellaneous income and expense items.  For the year ended December 31, 2016, we recorded other expense, net of $27,000 as compared with other income, net of $29,000 for 2015.  The increase in other expense, net, was primarily due to an increase in interest expense of $45,000.

For the year ended December 31, 2015, we recorded income of $29,000 as compared with income of $0.7 million for the same period in 2014.  The decrease was primarily due to a $0.6 million gain related to the sale of a domain name in 2014 that did not reoccur in 2015.

Income Tax Provision

Our income tax provision in years 2016, 2015, and 2014 was $146,000, $360,000, and $264,000, respectively. Our income tax provision for 2016, 2015 and 2014 differed from the federal statutory rate of 34% primarily due to certain share-based compensation and the impact of providing a valuation allowance against federal and California research and development tax credits and deferred tax assets. See Note 9 to our Consolidated Financial Statements for additional information.

Liquidity, Capital Resources and Financial Condition

As of December 31, 2016, we had $12.6 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months from March 1, 2017, the date we filed this form 10-K.

Changes in Cash Flow

We generate cash from operating activities primarily from cash collections related to the sale of our products and services.  Net cash used in operating activities was $7.8 million in 2016, compared with $2.8 million of cash provided by operating activities in 2015. The net cash used in operating activities in 2016 included a net loss of $20.7 million, $9.4 million of share-based compensation, $5.1 million in depreciation and amortization, a decrease in deferred revenues of $3.7 million, a decrease of $2.0 million in prepaid expenses and other assets, offset by an increase of $2.1 million in accrued liabilities.  The decrease in deferred revenues was primarily due to the timing of software maintenance contract renewals and a lower concentration of new maintenance contracts with three-year terms being sold during 2016 as well as lower renewal rates year over year. This compares to cash provided by operating activities in 2015 which included a $14.4 million net loss, 6.4 million in depreciation and amortization, a decrease of $2.6 million in accounts payable, a decrease of $2.2 million in prepaid expenses and other assets, and an increase of $0.7 million in accrued liabilities.

Net cash provided by operating activities was $2.8 million in 2015, compared with $0.6 million of cash used in operating activities in 2014. The net cash provided by operating activities in 2015 included a net loss of $14.4 million, $6.4 million in depreciation and amortization, a decrease of $2.6 million in accounts payable, a decrease of $2.2 million in prepaid expenses and other assets, and increases of $4.4 million in deferred revenues and $0.7 million in accrued liabilities.  The increase in deferred revenues was primarily due to the timing of software maintenance contract renewals and a higher concentration of new maintenance contracts with three-year terms being sold during 2015. This compares to cash used in operating activities in 2014 which included a $14.7 million net loss, an increase of $1.2 million in trade receivables, an increase of $1.5 million in prepaid expenses and other assets and an increase of $3.7 million in deferred revenues in 2014.

Net cash used in investing activities was $2.0 million in 2016 compared to $3.8 million in 2015 and $1.9 million in 2014.  The increase in cash used in investing activities during 2016 and 2015 was primarily due to the purchase of new technology equipment.

Net cash provided by financing activities was $3.4 million in 2016, $1.6 million in 2015 and $1.0 million in 2014.   Cash provided by financing activities in 2016 is primarily due to $8.0 million of borrowings on the bank line of credit, partially offset by $4.5 million of repayments made on the borrowings. Cash provided by financing activities in 2015 included $1.7 million in proceeds from the exercise of our stock options, partially offset by $80,000 in principal payments on capital leases and other obligations. Cash provided by financing activities in 2014 included $1.2 million in proceeds from the exercise of our stock options, partially offset by $0.2 million in principal payments on capital leases and other obligations.

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank. We are obligated to pay a commitment fee of $0.2 million over the three-year term of the Revolver.

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

As of December 31, 2016, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  As of December 31, 2016, the balance outstanding under the Revolver was $3.5 million, remaining borrowing availability was $5.1 million and the Company’s adjusted quick ratio was 1.62:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by  the Company in its collateral account will be applied to outstanding loan balances before being remitted to the Company’s operating account.    Amounts in the collateral account are transferred to the Company’s operating account after the loan balance has been paid in full.

Contractual Obligations and Commitments

At December 31, 2016, our outstanding contractual cash commitments were largely limited to our non-cancelable lease obligations, primarily relating to office facilities and our Revolver, as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$120	$64	$56	$—	$—
Non-cancelable operating lease obligations	$26,951	$4,462	$12,030	$5,562	$4,897
Purchase obligations	$2,063	$2,063	$—	$—	$—
Senior Secured Revolving Line of Credit	$3,500	$3,500	$—	$—	$—

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs resulting from expansion into new territories or markets, the timing of the introduction of new products and services, the enhancement of existing products and the continuing market acceptance of our products and services.  To the extent that our existing cash, cash from operations or the availability of cash under our line of credit are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.  Additional funds may not be available on terms favorable to us or at all.  Furthermore, although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.  We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and recognition related to these unrecognized tax benefits. See “Note 9—Income Taxes” in the notes to the consolidated financial statements included in Item 8 for further information regarding the unrecognized tax benefits.

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

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The San Francisco Lease commenced on January 1, 2015 and expires in January 2020.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.  As of December 31, 2016 we ceased operations out of this facility and are actively looking for a subtenant.

On November 13, 2014, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate software as a component of its products through March 2018.  The agreement also provides for maintenance and support over a three-year period, which may be renewed by the Company at the expiration of the three-year period ending March 2018.  The $1.5 million is payable in three annual installments of $492,000, with the final installment due in November 2016.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet. The amendment commenced on June 1, 2016 and the Pasadena Lease expires on May 31, 2024. Total annual rent under the Pasadena Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the lease. The expansion increases the annual base rent by a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

Effective July 7, 2015, we entered into a renewal of our Office Lease Agreement (the “UK Lease”) to lease approximately 8,000 rentable square feet of an office building located in Slough, United Kingdom, which is used primarily as a training center. The UK Lease commenced on January 9, 2016 and expires on January 8, 2021, with an option to exit the lease on January 9, 2019. The total annual rent under the UK Lease is approximately $267,000.

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate third-party software as a component of its products through February 2020.  The agreement also required payment of $0.3 million by the Company for two years of maintenance and support.  As of December 31, 2016 the outstanding balance was $0.9 million.

Other than the items stated above, we currently have no other material cash commitments, except our normal recurring trade payables, expense accruals, leases and license obligations, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Revenue Recognition

We generate revenues principally from the sale of our EnCase software products. Our software products include perpetual licenses and are related to our Forensic Security Suite (EnCase Endpoint Security, EnCase Endpoint Investigator and EnForce Risk Manager), EnCase eDiscovery, EnCase Forensic and forensic appliance sales. Revenue resulting from the sale of software licenses and revenue resulting from forensic appliance sales are referred to as product revenue. Revenues are also generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues resulting from cloud-based document review and production SaaS, which we collectively refer to as services revenue. Our proprietary software products are generally sold with one year of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

We recognize revenue in accordance with ASU 2009-13 , Multiple-Deliverable Revenue Arrangements , (amendment to ASC Topic 605, Revenue Recognition ), Revenue Recognition - Software topic (“ASC 985-605”) and Revenue Recognition (“ASC 605”). While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

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

We report our revenues in three categories: product revenue, services revenue, and maintenance revenue. Product revenue includes revenues from the sale of our software products and hardware products. Services revenue includes revenue from the sale of our professional services, training, and subscriptions. Maintenance revenue includes revenue associated with the sale of maintenance support related to our hardware and software products. Accounting treatment for each category of revenue and our most significant contract structures is further described below.

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenue. The timing of software product revenue recognition is dependent on the nature of the product sold or the structure of the license.

EnCase Software Products: Revenue resulting from these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Revenue resulting from term licenses are recognized ratably over the term of the license because we have not established VSOE for post-contract customer support in term license arrangements.

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

Revenue Recognition for Hardware and Subscription Revenues (Nonsoftware Elements)

Hardware product revenue. Revenue resulting from the sale of forensic appliances is recognized upon shipment to the customers, which include certain resellers, provided that all other criteria for revenue recognition have been met.

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

Goodwill and indefinite-lived intangibles

We account for our goodwill and indefinite-lived intangible assets in accordance with Intangibles — Goodwill and Other (“ASC 350”).  Goodwill represents the excess of purchase price over fair value of net assets acquired and is assigned to a reporting unit at the date the goodwill is initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.  The Company has the option to choose whether it will apply the qualitative assessment first before the quantitative assessment.  We performed a quantitative assessment for our goodwill and indefinite-lived assets as of October 1, 2016, and determined they were not impaired.

Our goodwill impairment analysis for the year ended December 31, 2016 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 140% to over 600%, and are not considered by management to be at risk of failing step one of the impairment test. The estimated fair value of the subscription reporting unit, with $6.9 million of goodwill, exceeded its carrying value by 22%. The significant assumptions that drive the estimated fair value are projected future cash flows, growth rates, and weighted average cost of capital and market multiples. Due to the subjectivity of these assumptions, the subscription reporting unit may be at greater risk for goodwill impairment if actual results differ from our projections or there are significant changes in market and economic factors affecting fair value.  Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. Additionally, one customer represents approximately 70% of our subscription revenue for the year ended December 31, 2016.  If we were to lose this specific customer, our subscription operations and therefore future cash flows would be adversely affected.

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

If we change the terms of our employee share-based compensation programs, refine future assumptions or if we change to other acceptable valuation models, the stock-based compensation expense that we record in future periods may differ significantly from historical trends and could materially affect our results of operations.  During the year-ended December 31, 2016, we recorded a reversal of $0.2 million in stock compensation expense for modified terms related to certain terminated employees’ restricted stock awards.

As of December 31, 2016, there was approximately $2.2 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years and approximately $11.1 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.3 years.  See Note 12 to our Consolidated Financial Statements for further information regarding share-based compensation.

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

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year.  Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.  Such adjustments have not had a significant impact on our effective tax rate in any of the years presented.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Commitments and Contingencies

We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business.  We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position.  We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of Contingencies (“ASC 450”).  If management determines that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, we record an accrued liability and an expense for the estimated loss.  If no accrual is made for a loss contingency because one or both of the conditions pursuant to Contingencies are not met, but the probability of an adverse outcome is at least reasonably possible, we would disclose the nature of the contingency, if material, and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.

Topic 606 is effective for us at the beginning of our first quarter of fiscal 2018 and permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606.

We plan to adopt Topic 606 using the full retrospective approach described above in the first quarter of fiscal 2018. However, a decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software systems procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have developed a project plan and have assigned internal resources to assist in the evaluation of the impact of the standard and the implementation of software systems from third-party providers to enable timely and accurate reporting under the new standard.

As part of our evaluation, we have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract.  As a result of this new guidance, we preliminarily believe that we will capitalize additional costs of obtaining the contract, including sales commissions.  The new cost guidance, as interpreted by the TRG, requires the capitalization of all incremental costs that are incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the costs are expected to be recovered.  Under our current accounting policy, we expense costs in the period we invoice the customer.  Additionally, we preliminarily believe that the amortization period for our deferred commission costs will be longer than the contract term, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts.  Therefore, we believe that the period of benefit, as interpreted by the TRG, for deferred commission costs will likely be longer than the initial contract period.   We are continuing to evaluate the impact of our adoption of Topic 606 and our preliminary assessments are subject to change.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard would not have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and we are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (“Topic 718”), Improvements to the Employee Share-Based Payment Accounting.  The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017.  We are currently evaluating the impact that ASU 2016-09 and do not expect the update to have a significant impact on our consolidated financial statements.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at December 31, 2016, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Item 8.                                 Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                        Controls and Procedures

Management, with the participation of the interim Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Controls—Integrated Framework.  Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Operating and Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016, issued by our independent registered public accounting firm, Ernst and Young, LLP, is included under Item 9B.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                        Other Information

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Guidance Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Guidance Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guidance Software, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016 of Guidance Software, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2017

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

Exhibit Number	Description of Documents
3.1(2)	Amended and Restated Certificate of Incorporation of Guidance Software, Inc. (Exhibit 3.2)
3.2(10)	Fourth Amended and Restated Bylaws of Guidance Software, Inc. (Exhibit 3.4)
10.2(7)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Exhibit 10.27) #
10.3(8)	Guidance Software, Inc. Amended and Restated Executive Retention and Severance Plan, dated as of December 19, 2008. (Exhibit 10.3) #
10.9(3)	Form of Offer Letter, dated August 5, 2008, by and between Guidance Software, Inc. and Barry J. Plaga. (Exhibit 99.2) #
10.11(13)	Oracle PartnerNetwork Embedded Software License Distribution Agreement dated as of November 28, 2008, by and between Oracle USA, Inc. and Guidance Software, Inc., as amended February 29, 2012.
10.12(2)	Form of Indemnification Agreement. (Exhibit 10.13)
10.13(1)	Form of Second Amendment to Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan. (Appendix 1) #
10.14(4)	Form of Amendment to Employment Letter (the Non-Participant Amendment). (Exhibit 99.1) #

Exhibit Number	Description of Documents
10.15(4)	Form of Amendment to Employment Letter (the Participant Amendment). (Exhibit 99.2) #
10.16(5)	Form of Amendment to Restricted Stock Agreement. (Exhibit 99.1) #
10.17(7)	Form of Second Amended and Restated 2004 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.21) #
10.18(7)	Amendment to Offer Letter, dated December 18, 2008, by and between Guidance Software, Inc. and Barry J. Plaga.(Exhibit 10.22) #
10.20(10)	Offer Letter, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.22) #
10.21(10)	Employment Agreement, dated March 9, 2009, by and between Guidance Software, Inc. and Rasmus van der Colff. (Exhibit 10.23) #
10.24(11)	Agreement and Plan of Merger, dated as of February 7, 2012, by and among CaseCentral, Inc., Guidance Software, Inc., Cloud Acquisition Corp. and Shareholder Representative Services, LLC. (Exhibit 2.1)
10.25(12)	Office Lease Agreement by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated July 26, 2012. (Exhibit 10.1)
10.30(18)	Colocation License Agreement, dated December 18, 2013, by and between Digital 2121 South Price, LLC and Guidance Software, Inc.
10.31(14)	Office Lease, dated June 30, 2014, by and between OTR and Guidance Software, Inc.
10.32(15)	Loan and Security Agreement, dated August 29, 2014, by and among Guidance Software, Inc., Guidance Tableau LLC, CaseCentral, Inc. and Silicon Valley Bank.
10.34 (16)	Second Amendment to Employment Terms, dated December 1, 2014 by and between Guidance Software, Inc. and Barry Plaga. #
10.38 (17)	Offer Letter, dated March 11, 2015, by and between Guidance Software, Inc. and Max Carnecchia.
10.39 (17)	Indemnification Agreement, dated March 11, 2015 by and between Guidance Software, Inc. and Max Carnecchica.
10.40 (18)	Offer Letter, dated April 14, 2015, between Guidance Software, Inc. and Patrick Dennis. #
10.41 (18)	At Will Employment Agreement, dated April 14, 2015, between Guidance Software, Inc. and Patrick Dennis. #
10.42 (19)	Second Amendment to Office Lease, by and between 1055 East Colorado — Pasadena, CA L.P. and Guidance Software, Inc., dated March 31, 2015.
10.44 (20)	Separation Agreement between Guidance Software, Inc. and Shawn McCreight, effective January 15, 2016.
10.45 (20)	Guidance Software, Inc. Officer and Director Share Purchase Plan, dated February 19, 2016
10.46 (21)	Amendment Three to the Oracle Partner Network Embedded Software License Distribution Agreement between Guidance Software, Inc. and Oracle America, Inc, dated February 24, 2016
10.47 (22)	Settlement Agreement between Guidance Software, Inc. and Shawn H. McCreight, Jennifer McCreight, and the McCreight Living Trust UA 31-Mar-06, effective April 22, 2016
10.48 (22)	Standstill Agreement between Guidance Software, Inc. and Mr. Michael McConnell, effective April 22, 2016
10.49 (23)	Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan Performance-Vesting Restricted Stock Agreement
10.50 (23)	Form of Letter Amendment to Employment Agreement
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Documents
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                 Incorporated by reference to Guidance Software Inc.’s Form S-1 Registration Statement (File No. 333-137381) filed on September 15, 2006.

(2)                 Incorporated by reference to Amendment No. 4 to Guidance Software Inc.’s Form S-1 Registration Statement (on Form S-1/A) filed on November 22, 2006.

(3)                 Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on August 7, 2008.

(4)                 Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on November 13, 2009.

(5)               Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on November 24, 2009.

(6)                 Incorporated by reference to Guidance Software Inc.’s Definitive Proxy Statement filed on March 30, 2010.

(7)                 Incorporated by reference to Guidance Software Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

(8)                 Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 11, 2014.

(9)                 Incorporated by reference to Guidance Software, Inc.’s Definitive Proxy Statement filed on March 23, 2012.

(10)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

(11)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on February 8, 2012.

(12)          Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on July 27, 2012.

(13)          Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012

(14)   Incorporated by reference to Guidance Software, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2014.

(15)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on September 5, 2014.

(16)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on December 4, 2014.

(17)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on March 13, 2015.

(18)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on April 15, 2015.

(19)           Incorporated by reference to Guidance Software, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2015.

(20)           Incorporated by reference to Guidance Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

(21)           Incorporated by reference to Guidance Software, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2016.

(22)           Incorporated by reference to Guidance Software, Inc.’s Current Report on Form 8-K filed on April 22, 2016.

(23)           Incorporated by reference to Guidance Software Inc.’s Current Report on Form 8-K filed on March 24, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Guidance Software, Inc.

We have audited the accompanying consolidated balance sheets of Guidance Software, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guidance Software, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guidance Software, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2017

GUIDANCE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,619	$18,967
Trade receivables, net of allowance for doubtful accounts of $554 and $376, respectively	22,236	21,434
Inventory	2,206	2,543
Prepaid expenses and other current assets	4,850	3,335
Total current assets	41,911	46,279
Long-term assets:
Property and equipment, net	11,044	13,513
Intangible assets, net	4,649	6,157
Goodwill	14,632	14,632
Other assets	2,180	1,709
Total long-term assets	32,505	36,011
Total assets	$74,416	$82,290
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,722	$3,335
Accrued liabilities	12,641	9,884
Bank line of credit	3,500	—
Deferred revenues	40,209	41,553
Total current liabilities	61,072	54,772
Long-term liabilities:
Deferred rent and other long-term liabilities	6,872	7,527
Deferred revenues	5,923	8,242
Deferred tax liabilities	604	511
Total long-term liabilities	13,399	16,280
Commitments and contingencies (Notes 11 and 15)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,855,000 and 32,306,000 shares issued, respectively; 32,079,000 and 30,526,000 shares outstanding, respectively	26	25
Additional paid-in capital	128,169	118,714
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(116,771)	(96,022)
Total stockholders’ (deficit) equity	(55)	11,238
Total liabilities and stockholders’ (deficit) equity	$74,416	$82,290

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product revenue	$37,076	$31,897	$34,412
Services revenue	33,321	35,264	34,333
Maintenance revenue	40,121	39,845	39,911
Total revenues	110,518	107,006	108,656

Cost of revenues (excluding depreciation and amortization, shown below):
Cost of product revenue	9,323	8,869	8,427
Cost of services revenue	21,411	24,349	25,385
Cost of maintenance revenue	2,482	2,428	2,194
Total cost of revenues (excluding depreciation and amortization, shown below)	33,216	35,646	36,006

Operating expenses:
Selling and marketing	43,330	38,710	39,011
Research and development	24,534	21,180	22,998
General and administrative	24,884	19,131	18,350
Depreciation and amortization	5,130	6,403	7,426
Total operating expenses	97,878	85,424	87,785

Operating loss	(20,576)	(14,064)	(15,135)

Other income (expense):
Interest income	7	11	13
Interest expense	(54)	(9)	(12)
Other income, net	20	27	669
Total other income (expense)	(27)	29	670

Loss before income taxes	(20,603)	(14,035)	(14,465)
Income tax provision	146	360	264
Net loss	$(20,749)	$(14,395)	$(14,729)

Net loss per common share—basic	$(0.72)	$(0.51)	$(0.55)
Net loss per common share—diluted	$(0.72)	$(0.51)	$(0.55)

Shares used in the calculation of net loss per common share— basic	28,789	27,953	26,758
Shares used in the calculation of net loss per common share— diluted	28,789	27,953	26,758

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2014, 2015, and 2016

(in thousands)

							Total
			Additional				Stockholders’
	Common Stock		Paid-in	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances at December 31, 2013	28,760	25	102,392	1,779	(11,479)	(66,898)	24,040
Share-based compensation	—	—	6,694	—	—	—	6,694
Exercise of stock options	244	—	1,179	—	—	—	1,179
Grant of restricted stock awards, net of forfeitures	372	—	—	—	—	—	—
2014 net loss	—	—	—	—	—	(14,729)	(14,729)
Balances at December 31, 2014	29,376	25	110,265	1,779	(11,479)	(81,627)	17,184
Share-based compensation	—	—	6,762	—	—	—	6,762
Exercise of stock options	371	—	1,687	—	—	—	1,687
Grant of restricted stock awards, net of forfeitures	779	—	—	—	—	—	—
2015 net loss	—	—	—	—	—	(14,395)	(14,395)
Balances at December 31, 2015	30,526	25	118,714	1,779	(11,479)	(96,022)	11,238
Share-based compensation	—	—	9,437	—	—	—	9,437
Exercise of stock options	3	1	18	—	—	—	19
Grant of restricted stock awards, net of forfeitures	1,550	—	—	—	—	—	—
2016 net loss						(20,749)	(20,749)
Balances at December 31, 2016	32,079	$26	$128,169	1,779	$(11,479)	$(116,771)	$(55)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net loss	$(20,749)	$(14,395)	$(14,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,130	6,403	7,426
Provision (benefit) for doubtful accounts	300	(150)	—
Share-based compensation	9,437	6,762	6,694
Gain on sale of domain name	—	—	(630)
Deferred taxes	97	82	87
Loss on disposal of assets	673	60	249
Changes in operating assets and liabilities:
Restricted cash	—	153	(153)
Trade receivables	(1,102)	(1,029)	(1,228)
Inventory	337	141	(756)
Prepaid expenses and other assets	(1,990)	2,225	(1,453)
Accounts payable	1,607	(2,555)	1,296
Accrued liabilities	2,136	694	(1,138)
Deferred revenues	(3,663)	4,435	3,697
Net cash (used in) provided by operating activities	(7,787)	2,826	(638)

Investing Activities:
Purchase of property and equipment	(2,002)	(3,776)	(1,911)
Purchase of intangible asset	—	(45)	—
Net cash used in investing activities	(2,002)	(3,821)	(1,911)

Financing Activities:
Borrowings on bank line of credit	8,000	—	—
Repayments on borrowings on bank line of credit	(4,500)	—	—
Proceeds from the exercise of stock options	19	1,687	1,179
Principal payments on capital leases and other obligations	(78)	(80)	(194)
Net cash provided by financing activities	3,441	1,607	985
Net (decrease) increase in cash and cash equivalents	(6,348)	612	(1,564)
Cash and cash equivalents, beginning of year	18,967	18,355	19,919
Cash and cash equivalents, end of year	$12,619	$18,967	$18,355

Supplemental disclosures of cash flow information:
Interest expense paid	$54	$9	$13
Income taxes paid	$95	$137	$94

Supplemental disclosures of non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$—	$210	$281
Capital lease obligations incurred to acquire assets	$44	$58	$76

The accompanying notes are an integral part of these consolidated financial statements.

GUIDANCE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business

General

Guidance Software, Inc. was incorporated in the state of California in 1997 and reincorporated in Delaware on December 11, 2006.  Guidance and its subsidiaries are collectively referred to herein as “Guidance,” “we,” “our,” or the “Company.”  Headquartered in Pasadena, California, Guidance is a leading global provider of forensic security solutions, providing endpoint investigation solutions for cybersecurity, security incident response, e-discovery, data privacy and forensic analysis. Our products and services provide the investigative and forensic backbone that enables our customers to search, collect, and analyze electronically stored information in order to address and remediate suspicious network activity and rapidly respond to security breaches, litigation, human resources matters, regulatory requests, allegations of fraud, and to defend their organizations’ digital assets in a robust and proactive manner.

Our main products and services are:

Our Forensic Security Suite of products:

•                  EnCase Endpoint Security provides crucial IT cybersecurity functionality to enterprises and government agencies through its incident response and sensitive data discovery capabilities. Integrated with security alerting tools from Hewlett Packard Enterprises (“HP”), Cisco, Blue Coat Systems, and FireEye, EnCase Endpoint Security helps automate the critical first steps in cybersecurity incident response from the moment of a first alert. It rapidly delivers forensic-level visibility of the relevant endpoint data, capturing a snapshot of valuable information from active memory that might otherwise expire which may serve as evidence for potential criminal prosecution.

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

EnCase Forensic is a forensic investigation solution that enables forensic practitioners to conduct efficient, forensically sound digital data collection and investigations. The EnCase Forensic solution lets examiners acquire data from a wide variety of devices, unearth potential evidence with disk-level forensic analysis, and craft comprehensive reports on their findings, all while maintaining the integrity of the evidence in a forensically sound and court-proven manner.

EnCase eDiscovery is our enterprise-wide e-discovery solution addressing the end-to-end e-discovery needs of corporations and government agencies. The e-discovery product portfolio includes capabilities such as: legal hold, identification, collection, preservation, processing, first-pass review, and early case assessment (“ECA”) review.

EnCase eDiscovery Review is a highly secure, private cloud-hosted, multi-matter review platform with advanced analysis and technology assisted review (“TAR”) functionality, comprehensive production capabilities, and extensive project management and workflow features to enable efficient, effective, and defensible distributed review.

Forensic appliances include write blockers, forensic duplicators and storage devices. Write blockers and forensic duplicators are used to acquire forensically sound copies of digital storage devices such as hard disks and solid state drives.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, share-based compensation, bad debts, income taxes, contingent consideration, goodwill and long-lived asset impairment, non-monetary transactions, commitments, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment in accordance with Property, Plant and Equipment (“ASC 360”).  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  To date, we have not determined that any of our long-lived assets have been impaired.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit standing.  At December 31, 2016, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Uninsured balances aggregate approximately $12.1 million as of December 31, 2016.  At December 31, 2016, all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase software products. Our software products include perpetual licenses and are related to our EnCase Endpoint Security, EnCase Endpoint Investigator, EnForce Risk Manager, EnCase eDiscovery, EnCase Forensic and forensic appliance sales. Revenue resulting from the sale of software licenses and revenue resulting from forensic appliance sales are referred to as product revenue. Revenues are also generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues resulting from cloud-based document review and production SaaS, which we collectively refer to as services revenue. Our proprietary products are generally sold with one year of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenue.

We recognize revenue in accordance with ASU 2009-13 , Multiple-Deliverable Revenue Arrangements , (amendment to ASC Topic 605, Revenue Recognition ), Revenue Recognition - Software topic (“ASC 985-605”) and Revenue Recognition (“ASC 605”). While the standards govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the allocation of revenue between product, services and maintenance revenues, as well as the amount of deferred revenue to be recognized in each accounting period.

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

•           Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within normal established practices. If the fee is not fixed or determinable, we recognize revenue as amounts become due and payable with respect to transactions with extended payment terms, or as refund rights lapse with respect to transactions containing such provisions, provided all other revenue recognition criteria have been met.

•           Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we have a reasonable basis to expect that the customer will pay amounts under the arrangement as payments become due.

We report our revenues in three categories: product revenue, services revenue, and maintenance revenue. Product revenue includes revenues from software products and hardware products. Services revenue includes revenue from professional services, training, and subscriptions. Maintenance revenue includes maintenance revenue resulting from our hardware and software products. Accounting treatment for each category of revenue and our most significant contract structures is further described below.

Revenue Recognition for Software Products and Software-Related Services (Software Elements)

Software product revenue. The timing of software product revenue recognition is dependent on the nature of the product sold or the structure of the license.

EnCase Software Products: Revenue resulting from these arrangements, exclusive of amounts allocated to maintenance and other undelivered elements, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon delivery, provided that all other criteria for revenue recognition have been met. Revenue resulting from term licenses are recognized ratably over the term of the license because we have not established VSOE for post-contract customer support in term license arrangements.

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

Revenue Recognition for Hardware and Subscription Revenues (Nonsoftware Elements)

Hardware product revenue. Revenue resulting from the sale of forensic appliances is recognized upon shipment to the customers, which include certain resellers, provided that all other criteria for revenue recognition have been met.

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

Deferred Revenue

Deferred revenue consists primarily of customers invoiced in advance of delivery of products and services resulting from the sale of EnCase product and service offerings including deferral of annual post contract support agreements.  Deferred revenue also includes revenue related to undelivered elements that may or may not have been sold in conjunction with the sale of EnCase products, as well as elements for which VSOE does not exist.

Research and Development

We maintain a research and development staff to develop new products and enhance or maintain existing products.  In accordance with Software Industry—Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”) software costs are expensed as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized.  To date, we have expensed all software development costs because the establishment of technological feasibility of products and their availability for sale has substantially coincided.

Commissions

Although we expense our sales commissions at the time a sale is invoiced to the customer, revenues from certain of our products are recognized over the relevant performance or license period.  Accordingly, for those products, we generally experience a delay between when sales commissions are expensed and when we recognize the corresponding revenue.

Leases

We lease office facilities under operating leases and certain equipment under capital leases, and account for those leases in accordance with Leases (“ASC 840”).  For operating leases that contain rent escalation or rent concession provisions, the total rent expense during the lease term is recorded on a straight-line basis over the term of the lease, with the difference between rent payments and the straight-line rent expense recorded as deferred rent in the accompanying Consolidated Balance Sheets.

Advertising Costs

Advertising costs are charged to operations as incurred and were $0.6 million, $0.3 million and $0.6 million as of December 31, 2016, 2015 and 2014, respectively.

Accounting for Income Taxes

We account for income taxes in accordance with Income Taxes (“ASC 740”).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

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

Commitments and Contingencies

We periodically evaluate all pending or threatened litigation and contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position.  In so doing, we assess the probability of an outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of Contingency (“ASC 450”).  If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations.  If no accrual is made for a loss contingency because one or both of the conditions are not met, but the probability of an outcome is at least reasonably possible, we disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.

Topic 606 is effective for us at the beginning of our first quarter of fiscal 2018 and permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606.

We plan to adopt Topic 606 using the full retrospective approach described above in the first quarter of fiscal 2018. However, a decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software systems procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have developed a project plan and have assigned internal resources to assist in the evaluation of the impact of the standard and the implementation of software systems from third-party providers to enable timely and accurate reporting under the new standard.

As part of our evaluation, we have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract.  As a result of this new guidance, we preliminarily believe that we will capitalize additional costs of obtaining the contract, including sales commissions.  The new cost guidance, as interpreted by the TRG, requires the capitalization of all incremental costs that are incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the costs are expected to be recovered.  Under our current accounting policy, we expense costs in the period we invoice the customer.  Additionally, we preliminarily believe that the amortization period for our deferred commission costs will be longer than the contract term, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts.  Therefore, we believe that the period of benefit, as interpreted by the TRG, for deferred commission costs will likely be longer than the initial contract

period.   We are continuing to evaluate the impact of our adoption of Topic 606 and our preliminary assessments are subject to change.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard would not have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. The new guidance has been adopted for the year ended December 31, 2016.  After management’s evaluation, we do not have substantial doubt about our ability to continue as a going concern.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  The new guidance has been adopted on a prospective basis for the year ended December 31, 2015.  The adoption resulted in the reclassification of an immaterial deferred tax asset and noncurrent deferred tax liability of $0.5 million as of December 31, 2015. Prior periods presentation of deferred tax assets have not been retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and we are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (“Topic 718”), Improvements to the Employee Share-Based Payment Accounting.  The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. We are currently evaluating the impact that ASU 2016-09 and do not expect the update to have a significant impact on our consolidated financial statements.

Realignment Expense

As a result of reducing headcount and consolidating office space during the years ended December 31, 2016, 2015 and 2014, we have incurred realignment expenses of $4.4 million, $0.5 million and $3.6 million, respectively.

For the year ended December 31, 2016, we incurred $4.4 million in realignment expense related to severance costs and the closure of certain of our facilities.  The severance costs are included in cost of services revenue, cost of maintenance revenue, selling and marketing expense, research and development expense and general and administrative expense, based on the employees’ cost center assignments prior to termination.  Realignment expense resulting from the closure of certain of our facilities are included in cost of services revenue, selling and marketing expense, and general and administrative expense.

For the year ended December 31, 2015, we incurred $0.5 million in realignment expense related to severance costs included in cost of services revenue, selling and marketing expense, research and development expense and general and administrative expense, based on the employees’ cost center assignment prior to termination.

For the year ended December 31, 2014, we incurred realignment expense of $3.2 million related to severance costs and $0.4 million for the present value of lease payments for abandoned office space.  The severance costs are included in cost of services revenue and cost of maintenance revenue, selling and marketing expense, research and development expense and general and administrative expense, based on the employees’ cost center assignments prior to termination.  Lease abandonment charges are included in general and administrative expense.

Note 3.                       Net Loss Per Share

Earnings Per Share (“ASC 260”) defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method.  The Company’s nonvested restricted stock awards qualify as participating securities.

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period.  Diluted net loss per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards and performance-based restricted stock awards under the treasury stock method.  In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Basic loss per common share:
Numerator:
Net loss	$(20,749)	$(14,395)	$(14,729)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(20,749)	$(14,395)	$(14,729)
Denominator:
Basic weighted average shares outstanding	28,789	27,953	26,758
Net loss per basic common share	$(0.72)	$(0.51)	$(0.55)

Diluted loss per common share:
Numerator:
Net loss	$(20,749)	$(14,395)	$(14,729)
Net income allocated to participating securities	—	—	—
Net loss allocated to common stockholders	$(20,749)	$(14,395)	$(14,729)
Denominator:
Basic weighted average shares outstanding	28,789	27,953	26,758
Effect of dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	28,789	27,953	26,758
Net loss per diluted common share	$(0.72)	$(0.51)	$(0.55)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 2,000,000, 1,824,000 and 1,765,000 shares as of December 31, 2016, 2015 and 2014, respectively.

Note 4.                       Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method. The following table sets forth inventory by major classes:

	December 31,
	2016	2015
	(in thousands)

Components	$1,004	$1,082
Finished goods	1,202	1,461
Total inventory	$2,206	$2,543

Note 5.                       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
	(in thousands)

Software licenses	$1,529	$687
Prepaid software maintenance	1,091	1,052
Payroll and employee-related expenses	394	314
Insurance	460	—
Other prepaid expenses and other current assets	1,376	1,282
	$4,850	$3,335

Note 6:                      Property and Equipment

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2016	2015
	(in thousands)

Leasehold improvements	$11,154	$11,728
Computer hardware and software	25,346	24,278
Office equipment and furniture	4,555	4,587
Computers and office equipment under capital leases	309	301
Assets not yet placed in service	209	988
	41,573	41,882

Accumulated depreciation	(30,529)	(28,369)
Property and equipment, net	$11,044	$13,513

Accumulated amortization related to capital leases was $0.2 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Depreciation and amortization expense related to property and equipment, including equipment under capital leases, was $3.6 million, $4.7 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7.                       Goodwill and Other Intangibles

The Company’s goodwill balance has been assigned to its reportable segments as follows (in thousands):

	Products	Subscription	Professional Services	Training	Maintenance	Total
Goodwill balance, December 31, 2015	$3,711	$6,935	$3,986	$—	$—	$14,632
Goodwill balance, December 31, 2016	$3,711	$6,935	$3,986	$—	$—	$14,632

There have been no changes to Goodwill for the years ending December 31, 2016 and 2015.

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have six reporting units: Hardware Products, Software Products, Subscription, Professional Services, Maintenance, and Training.

If a quantitative assessment is necessary a two-step test is performed at the reporting unit level to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of the assets with their fair values; however, there were no indefinite-lived intangible assets as of December 31, 2016 and 2015.

Our goodwill impairment analysis for the year ended December 31, 2016 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 140% to over 600%, and are not considered by management to be at risk of failing step one of the impairment test. The estimated fair value of the subscription reporting unit, with $6.9 million of goodwill, exceeded its carrying value by 22%. The significant assumptions that drive the estimated fair value are projected future cash flows, growth rates, and weighted average cost of capital and market multiples. Due to the subjectivity of these assumptions, the subscription reporting unit may be at greater risk for goodwill impairment if actual results differ from our projections or there are significant changes in market and economic factors affecting fair value.  Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. Additionally, one customer represents approximately 70% of our subscription revenue for the year ended December 31, 2016.  If we were to lose this specific customer, our subscription operations and therefore future cash flows would be adversely affected.

Amortization expense for intangible assets with finite lives was $1.5 million, $1.7 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(3,993)	$1,807	$5,800	$(3,211)	$2,589
Customer relationships	6,475	(4,276)	2,199	6,475	(3,779)	2,696
Trade names	2,100	(1,497)	603	2,100	(1,317)	783
Covenant not-to-compete	200	(194)	6	200	(154)	46
Domain name	45	(11)	34	45	(2)	43
Total	$14,620	$(9,971)	$4,649	$14,620	$(8,463)	$6,157

The following table summarizes the estimated remaining amortization expense through the year 2021 and thereafter (in thousands):

Year ending	Amortization Expense
2017	$1,408
2018	1,401
2019	826
2020	539
2021	430
Thereafter	45
Total amortization expense	$4,649

The following table summarizes the weighted average amortization period for our intangible assets:

Amortization (Years)
Core technology	1.2
Customer relationships	2.5
Trade names	1.6
Covenant not-to-compete	0.25
Domain name	1.9
All intangible assets	1.9

Note 8.                       Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2016	2015
	(in thousands)

Payroll and related benefits	$7,138	$6,297
Sales tax audit accrual	1,243	1,199
Software licenses	1,111	534
Deferred rent and rent incentives	808	697
Lease obligations	562	—
Professional fees	522	491
Insurance	345	—
Other accrued liabilities	912	666
	$12,641	$9,884

Note 9.                       Income Taxes

We are subject to federal, state and foreign corporate income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$—	$—	$—
State	24	33	9
Foreign	25	245	168
	49	278	177
Deferred:
Federal	86	82	84
State	7	6	6
Foreign	4	(6)	(3)
	97	82	87
	$146	$360	$264

A reconciliation of the provision for income taxes at the federal statutory rate compared to our actual tax provision is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Federal income tax benefit at statutory rate	$(7,005)	$(4,772)	$(4,918)
State income taxes, net of federal benefit	(859)	(790)	(1,131)
Foreign income taxes, net of federal benefit	21	156	107
Share-based compensation	819	400	(9)
Change in valuation allowance affecting income tax expense	6,991	5,411	6,483
Research and development tax credits	119	(248)	(437)
Nondeductible meal and entertainment expense	84	78	74
Deferred income tax adjustments	(24)	105	82
Other, net	—	20	13
	$146	$360	$264

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Accrued expenses	$3,782	$3,836
Deferred revenues	4,204	3,461
Share-based compensation	2,519	1,416
Tax credits	8,749	8,449
Net operating losses	32,414	28,258
Depreciable assets	1,232	1,121
Prepaids/other	247	201
Total deferred tax assets	53,147	46,742
Deferred tax liabilities:
Intangible assets	(429)	(832)
Goodwill	(603)	(510)
Total deferred tax liabilities	(1,032)	(1,342)
Net deferred tax assets prior to valuation allowance	52,115	45,400
Valuation allowance	(52,719)	(45,911)
Net deferred tax liabilities	$(604)	$(511)

Our foreign income is not a material component of total loss before provision for income taxes.

Our valuation allowance for the year ended December 31, 2016 increased by $6.8 million to $52.7 million from $45.9 million as of December 31, 2015.  Our valuation allowance for the year ended December 31, 2015 increased $5.4 million to $45.9 million from $40.6 million as of December 31, 2014.  We have fully reserved against our deferred tax assets based on our assessment of the future realizability of our deferred tax assets.  In performing these assessments, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks resulting from estimates of future taxable income in assessing the need for a valuation allowance.  A cumulative taxable loss in recent years makes it more difficult for us to realize our deferred tax assets.  We have had three years of cumulative U.S. tax losses and cannot rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets.  As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

As of December 31, 2016, we have federal and state research and development tax credit carryforwards of approximately $4.3 million and $6.8 million, respectively.  The federal tax credits begin to expire in 2027.  The state tax credit carryforward can be carried forward indefinitely.

As of December 31, 2016, our federal and state net operating loss carryforwards for income tax purposes are approximately $89.8 million and $72.4 million, respectively, which expire at various dates through 2035.  Our federal and California NOLs have increased significantly as a result of acquired NOL carryforwards through our stock acquisition of CaseCentral Inc. in 2012.  The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations as defined in section 382 of the Internal Revenue Code, as amended.

Included in the NOL deferred tax asset above is approximately $4.2 million of deferred tax asset attributable to excess stock option deductions.  Due to a provision within ASC 718, Compensation — Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is not more likely than not that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows Income Taxes (“ASC 740”) ordering to determine when such NOL has been realized.

We file income tax returns with the Internal Revenue Service, and the taxing authorities of various state and foreign jurisdictions.  We adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (“ASC 740”) topic on January 1, 2007 and, accordingly, performed a comprehensive review of our uncertain tax positions as of that date.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  A reconciliation of our total unrecognized tax benefits at December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$1,065	$971	$703
Additions based on tax positions in the current period	(97)	94	268
Balance at end of year	$968	$1,065	$971

Our unrecognized tax benefit as of December 31, 2016 is $1.0 million.  We are subject to routine corporate income tax audits in the United States and foreign jurisdictions.  Due to the net operating loss carryforwards, the Company’s United States federal and state returns are generally open to examination by the Internal Revenue Service and state jurisdictions when such net operating losses are utilized.  Most foreign jurisdictions have statute of limitations that range from three to six years.

Since we have fully reserved against our deferred tax assets, the liability for uncertain tax positions is merely a reduction to our deferred tax assets and related valuation allowance which is reflected in our Consolidated Balance Sheets.  Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefit would affect our effective tax rate.  Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision.  Interest and penalties are computed based upon the difference between our uncertain tax positions under Income Taxes and the amount deducted or expected to be deducted in our tax returns. Due to the overall tax loss position of the Company, we have not accrued or paid for interest and penalties in 2016, 2015, and 2014.  The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 10.                Debt Obligations

On August 29, 2014, we entered into a three year, Senior Secured Revolving Line of Credit (“Revolver”) with a bank. We are obligated to pay a commitment fee of $0.2 million over the three-year term of the Revolver.

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

As of December 31, 2016, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.6 million.  As of December 31, 2016, the balance outstanding under the Revolver was $3.5 million, remaining borrowing availability was $5.1 million and the Company’s adjusted quick ratio was 1.62:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the Company in its collateral account will be applied to outstanding loan balances before being remitted to the Company’s operating account.    Amounts in the collateral account are transferred to the Company’s operating account after the loan balance has been paid in full.

Note 11.                Leases

We lease certain facilities and equipment under non-cancellable operating leases extending through 2024.  The present value of the remaining future minimum lease payments under capital leases is recorded in the Consolidated Balance Sheets.  The following is a schedule of future minimum lease payments under capital leases and operating leases (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Minimum Lease Payments
2017	$64	$4,462	$4,526
2018	40	4,429	4,469
2019	15	4,021	4,036
2020	1	3,580	3,581
2021	—	2,223	2,223
Thereafter	—	8,236	8,236
Total	$120	$26,951	$27,071
Less amounts representing interest (2.5%—8.0%)	(6)
	$114

Rent expense related to operating leases for 2016, 2015 and 2014 was approximately $4.1 million, $4.3 million and $4.9 million, respectively.  During the year ended December 31, 2016 we had immaterial sublease rental income.  During the years ended December 31, 2015 and 2014, we did not have sublease rental income.  The total sublease income to be received in the future under a noncancelable sublease as of December 31, 2016 is approximately $100,000.

Note 12.                Employee Benefit Plans

Equity Incentive Plan

At our 2015 Annual Meeting of Stockholders, our stockholders approved the Third Amendment (the “Third Amendment”) to the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).  The Third Amendment increased the aggregate number of shares of our common stock available for awards under the Plan by an additional 3,000,000 shares, from approximately 800,000 shares to a total of 3,800,000 shares.  The Third Amendment was approved by our Board of Directors in March 2015.  At

December 31, 2016, approximately 1,621,000 shares were available for grant as options or nonvested restricted stock awards under the Plan.

Stock Options

The terms of the options granted under the Second Amended and Restated Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.

A summary of stock option activity follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2015	1,675	$7.63	6.6	$239
Granted	689	4.03
Exercised	(3)	5.95
Forfeited or expired	(596)	7.80

Outstanding, December 31, 2016	1,765	6.17	7.3	$2,909

Exercisable, December 31, 2016	565	$8.46	4.1	$506

We define in-the-money options at December 31, 2016 as options that had exercise prices that were lower than the $7.08 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the approximately 1,529,000 options that were in-the-money at that date, of which approximately 336,000 were exercisable.  The total intrinsic value of stock options exercised, determined as of the date of exercise, was insignificant for the year 2016, and $0.6 million and $1.1 million during the years 2015 and 2014, respectively.

The following summarizes information about options unvested at December 31, 2016 that, based on current forfeiture rates, are expected to ultimately vest:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options expected to vest	953	$5.10	8.8	$1,903

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  The terms of the awards granted under the Second Amended and Restated Plan are determined at the time of grant, and vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value

Outstanding, December 31, 2015	2,049	$7.30
Granted	2,142	4.44
Vested and issued	(710)	7.73
Forfeited	(593)	6.44

Outstanding, December 31, 2016	2,888	$5.25

The total grant date fair value of shares vested under such grants during 2016, 2015 and 2014 was $5.5 million, $6.7 million and $8.3 million, respectively.

On March 18, 2016, we granted approximately 586,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $4.37 per share, which are included in our restricted stock awards outstanding as of December 31, 2016. The performance criteria were based on the achievement of certain revenue levels for the year ending December 31, 2016.  Depending on the revenue level achieved, the number of shares that will vest ranges from 10% to 200% of the approximately 586,000 shares granted.  The performance criteria was measured on a quarterly basis and if certain revenue levels were achieved during the calendar year ending December 31, 2016, 50% of the shares would vest upon the Board’s certification in February 2017.  As of December 31, 2016, the Company achieved 200% of the revenue target level and in February 2017 the Board certified the shares and as a result approximately 586,000 shares vested and another approximately 586,000 shares were granted and those will vest on December 31, 2017 subject to continued employment of the executive.  These performance-based restricted stock awards were considered for calculating the diluted shares outstanding balance at December 31, 2016.  However, as the Company is in a net loss position for the year ended December 31, 2016, the performance-based restricted stock awards were considered anti-dilutive and therefore excluded from the calculation.

Share-Based Compensation

We account for share-based compensation in accordance with Compensation-Stock Compensation (“ASC 718”).   Compensation expense for stock options is recognized using the Black-Scholes option pricing model to determine the grant date fair value of share-based payments and recognize that cost, net of an estimated forfeiture rate, as compensation expense over the vesting period. Stock awards generally vest 25% annually over a four-year service period.  The determination of the grant date fair value of share-based awards using that model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated number of years that we expect employees to hold their stock options (the option “expected term”) and our expected stock price volatility, risk-free interest rates and dividends to be paid on our stock over that term.

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.32%	1.63%	1.81%
Dividend yield	—%	—%	—%
Expected life (years)	5.69	5.76	5.81
Volatility	46.69%	43.33%	47.46%
Weighted average grant date fair value	$1.79	$2.55	$2.72

When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience.  The volatility of our common stock is estimated at the date of grant based on the volatility of our publicly traded common stock over the prior 24 months.  The volatility is calculated based on the adjusted close price each day from a composite index. The risk-free interest rate used in option valuation is based on the implied yield in effect at the time of each option grant, based on US Treasury zero-coupon issues with equivalent expected terms. We use a dividend yield of zero in the Black-Scholes model, as we have no expectation we will pay any cash dividends on our common stock in the foreseeable future. Compensation-Stock Compensation (“ASC 718”) also requires that we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the forfeiture rate for all expense amortization after the grant date is recognized in the period the forfeiture estimate is changed.

The following table summarizes the share-based compensation expense we recorded:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock option awards	$740	$382	$54
Restricted stock awards	8,697	6,380	6,640
Share-based compensation expense	$9,437	$6,762	$6,694

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of product revenue	$55	$106	$131
Cost of services revenue	707	1,125	1,398
Cost of maintenance revenue	180	157	149
Selling and marketing	2,863	1,375	1,308
Research and development	2,770	1,648	1,783
General and administrative	2,862	2,351	1,925
Total share-based compensation	$9,437	$6,762	$6,694

There is $3.3 million of share-based compensation expense related to the performance-based restricted stock awards in our total restricted stock awards share-based compensation expense for the year ended December 31, 2016.

As of December 31, 2016, there was approximately $2.2 million of total unrecognized share-based compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years and approximately $11.1 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.3 years.  We expect to record approximately $6.8 million in share-based compensation in 2017 related to options and restricted stock awards outstanding at December 31, 2016.

Defined Employee Contribution Plans

The Company has a 401(k) plan that allows all full-time eligible employees to contribute up to 75% of their semi-monthly earnings, up to the maximum limit set by the IRS each year.  We match $0.50 on each dollar up to the first 6% of the employee’s eligible compensation.  Additionally, the Company may make discretionary contributions to the Plan regardless of profitability.  We recorded contribution related expense of approximately $1.0 million, $1.0 million and $0.9 million in the years 2016, 2015 and 2014, respectively.

Note 13.                Stockholders’ (Deficit) Equity

In August 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8.0 million.  As of December 31, 2016, we had approximately $3.6 million remaining under this authorization.  Acquisitions of shares may be made from time-to-time at management’s discretion, at prevailing prices in the open market, or in privately negotiated transactions, as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors.  As of January 1, 2014, we no longer withheld common shares from employees for personal income tax purposes upon the vesting of restricted stock awards.  Collectively, these shares are recorded as treasury stock, at cost, in the Consolidated Balance Sheets.

Note 14.                Fair Value Measurements

In accordance with Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities measured at fair value on a recurring basis. ASC 820 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Under this standard, fair value is defined as the price that would be received in exchange for selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs would be inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
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

Note 15.                Contractual Obligations, Commitments and Contingencies

Office Leases

On July 3, 2014, we entered into an Office Lease Agreement (the “San Francisco Lease”) to lease approximately 6,000 rentable square feet of an office building located in San Francisco, California.  The San Francisco Lease commenced on January 1, 2015 and expires in January 2020.  The total annual rent under the San Francisco Lease ranges from approximately $295,000 for the first year to approximately $332,000 for the final year.  As of December 31, 2016 we ceased operations out of this facility and are actively looking for a subtenant.

On March 31, 2015, we amended our Office Lease Agreement (the “Pasadena Lease”) dated July 26, 2012 to expand our headquarters by approximately 3,600 rentable square feet.  The amendment commenced on June 1, 2016 and the Pasadena Lease expires on May 31, 2024.  Total annual rent under the Pasadena Lease ranges from approximately $2.5 million for the first year to approximately $3.4 million for the final year of the lease.  The expansion increases the annual base rent by a range of approximately $110,000 for the first year to approximately $140,000 for the final year.

Effective July 7, 2015, we entered into a renewal of our Office Lease Agreement (the “UK Lease”) to lease approximately 8,000 rentable square feet of an office building located in Slough, United Kingdom, which is primarily used as a training center.  The UK Lease commenced on January 9, 2016 and expires on January 8, 2021, with an option to exit the lease on January 9, 2019.  The total annual rent under the UK Lease is approximately $267,000.

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

Third-party Software Licenses

During the year ended December 31, 2014, the Company entered into a $1.5 million third-party software license agreement authorizing the Company to integrate software as a component of its products through March 2018.  The agreement also provides for maintenance and support over a three-year period, which may be renewed by the Company at the expiration of the three-year period ending March 2018.  The $1.5 million is payable in three annual installments of $492,000, with the final installment due in November 2016.  The license, maintenance and remaining liability have been recorded on the accompanying Consolidated Balance Sheets.

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate third-party software as a component of its products through February 2020.  The agreement also required payment of $0.3 million by the Company for two years of maintenance and support.  As of December 31, 2016, the outstanding balance was $0.9 million.

Letter of Credit

As of December 31, 2016 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit with a bank related to the Lease of our Corporate headquarters.

Legal Matters

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against us and certain other parties for patent infringement in the United States District Court for the District of Delaware  (the “District Court Case”).  The complaint alleged that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.  The complaint sought a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, injunctive relief, interest, expenses, costs and attorneys’ fees.

On July 22, 2011, MyKey also filed a complaint with the United States International Trade Commission (the “ITC Case”), alleging infringement by the Company and certain other parties of the three patents discussed in the preceding paragraph and requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  On December 28, 2012, the ITC released a final determination and Order holding that no violation of Section 337 of the Tariff Act of 1930 occurred.  This Order effectively ended the ITC Case in the Company’s favor.

Effective April 8, 2013, the parties stipulated to transfer the District Court Case to the U.S. District Court for the Central District of California.

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

Indemnifications

We have agreed to indemnify our directors and executive officers for costs resulting from any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of his or her services in their role as a director or officer.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.  In March 2011, we determined that additional sales taxes were probable of being assessed by a certain state as a result of the preliminary findings specific to a sales and use tax audit.  The assessment including interest is approximately $1.2 million as of December 31, 2016.  The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit. Should other states where we have not imposed sales and use taxes determine that the sale of our products or services are subject to sales and use taxes, we could incur future assessments, which would require charges to operations.

Note 16.    Segment Information

We apply the guidance in Segment Reporting (“ASC 280”) based on our internal organization and reporting of revenue and other performance measures.  Our segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker is our Chief Executive Officer.  We have five operating segments, as summarized below:

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

Currently, we do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to segments.  Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Year Ended December 31, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$37,076	$6,269	$18,606	$8,446	$40,121	$110,518
Cost of revenues	9,323	2,500	13,701	5,210	2,482	33,216
Segment profit	$27,753	$3,769	$4,905	$3,236	$37,639	77,302
Total operating expenses						97,878
Operating loss						$(20,576)

	Year Ended December 31, 2015
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$31,897	$6,435	$19,993	$8,836	$39,845	$107,006
Cost of revenues	8,869	3,757	14,948	5,644	2,428	35,646
Segment profit	$23,028	$2,678	$5,045	$3,192	$37,417	71,360
Total operating expenses						85,424
Operating loss						$(14,064)

	Year Ended December 31, 2014
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$34,412	$7,406	$17,999	$8,928	$39,911	$108,656
Cost of revenues	8,427	4,574	14,929	5,882	2,194	36,006
Segment profit	$25,985	$2,832	$3,070	$3,046	$37,717	72,650
Total operating expenses						87,785
Operating loss						$(15,135)

Revenue, classified by the major geographic areas in which we operate, is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
US	$83,736	$80,605	$83,506
Europe	16,314	16,282	14,483
Asia	5,462	5,383	5,998
Other	5,006	4,736	4,669
	$110,518	$107,006	$108,656

At December 31, 2016 and 2015, long-lived assets located in the United States, net of accumulated depreciation and amortization was approximately $10.9 million and $13.4 million, respectively.  At December 31, 2016 and 2015, long-lived assets located in foreign countries, net of accumulated depreciation and amortization was approximately $0.1 million and $0.1 million, respectively.  No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets.  Long-lived assets exclude goodwill and intangibles assets, which are not allocated to specific geographies as it is impracticable to do so.

Revenues from transactions with the U.S. Government were generated across all reporting segments and were greater than 10% of total revenues.  U.S. Government revenues were $15.7 million, $14.7 million, and $15.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 17.    Unaudited Quarterly Information

The following tables set forth below are unaudited quarterly data. In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	(in thousands, except per share data)
	Quarter Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Total revenues	$29,458	$27,705	$27,556	$25,799	$27,630	$26,823	$27,549	$25,004
Total cost of revenues	7,981	8,338	8,701	8,197	8,797	9,132	9,268	8,449
Gross profit(1)	21,477	19,367	18,855	17,602	18,833	17,691	18,281	16,555
Total operating expenses	22,993	21,984	28,553	24,348	22,304	21,089	21,726	20,305
Operating loss	(1,516)	(2,617)	(9,698)	(6,746)	(3,471)	(3,398)	(3,445)	(3,750)
Total other income and expense	(35)	(5)	6	7	7	4	10	8
Loss before income taxes	(1,551)	(2,622)	(9,692)	(6,739)	(3,464)	(3,394)	(3,435)	(3,742)
Income tax provision	68	(14)	38	53	116	77	96	71
Net loss	$(1,619)	$(2,608)	$(9,730)	$(6,792)	$(3,580)	$(3,471)	$(3,531)	$(3,813)
Net loss per common share:
Basic	$(0.06)	$(0.09)	$(0.33)	$(0.24)	$(0.13)	$(0.12)	$(0.13)	$(0.14)
Diluted	$(0.06)	$(0.09)	$(0.33)	$(0.24)	$(0.13)	$(0.12)	$(0.13)	$(0.14)
Weighted average shares outstanding used in the calculation of net loss per common share:
Basic	29,092	29,020	29,397	28,580	28,363	28,197	27,999	27,523
Diluted	29,092	29,020	29,397	28,580	28,363	28,197	27,999	27,523

(1)         Excluding amortization and depreciation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2017

Guidance Software, Inc.

	By	/s/ PATRICK DENNIS
Patrick Dennis
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK DENNIS	Chief Executive Officer	March 1, 2017
Patrick Dennis	(Principal Executive Officer)

/s/ BARRY PLAGA	Chief Operating and Financial Officer	March 1, 2017
Barry Plaga	(Principal Financial Officer)

/s/ RASMUS VAN DER COLFF	Chief Accounting Officer	March 1, 2017
Rasmus van der Colff	(Principal Accounting Officer)

/s/ ROBERT VAN SCHOONENBERG	Chairman	March 1, 2017
Robert van Schoonenberg

/s/ REYNOLDS BISH	Director	March 1, 2017
Reynolds Bish

/s/ MAX CARNECCHIA	Director	March 1, 2017
Max Carnecchia

/s/ JOHN COLBERT	Director	March 1, 2017
John Colbert

/s/ WADE LOO	Director	March 1, 2017
Wade Loo

/s/ MICHAEL MCCONNELL	Director	March 1, 2017
Michael McConnell

S-1

GUIDANCE SOFTWARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions and Other Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2014	$815	$—	$—	$(181)	$634
Year ended December 31, 2015	$634	$50	$—	$(308)	$376
Year ended December 31, 2016	$376	$300	$—	$(122)	$544

Deferred tax asset valuation allowance:
Year ended December 31, 2014	$35,064	$5,488	$—	$—	$40,552
Year ended December 31, 2015	$40,552	$5,359	$—	$—	$45,911
Year ended December 31, 2016	$45,911	$6,808	$—	$—	$52,719