Form 10-Q
period 2017-03-31
Guidance Software, Inc.
filed 2017-05-10
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non- accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2017, there were approximately 33,405,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,759	$12,619
Trade receivables, net of allowance for doubtful accounts of $629 and $554, respectively	16,553	22,236
Inventory	2,460	2,206
Prepaid expenses and other current assets	4,780	4,850
Total current assets	41,552	41,911

Long-term assets:
Property and equipment, net	9,115	11,044
Intangible assets, net	4,291	4,649
Goodwill	14,632	14,632
Other assets	2,271	2,180
Total long-term assets	30,309	32,505

Total assets	$71,861	$74,416

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,649	$4,722
Accrued liabilities	11,404	12,641
Bank line of credit	—	3,500
Deferred revenues	43,676	40,209
Total current liabilities	58,729	61,072

Long-term liabilities:
Deferred rent and other long-term liabilities	6,088	6,872
Deferred revenues	5,986	5,923
Deferred tax liabilities	626	604
Total long-term liabilities	12,700	13,399

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,435,000 and 33,855,000 shares issued, respectively; and 32,655,000 and 32,079,000 shares outstanding, respectively	26	26
Additional paid-in capital	130,387	128,169
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(118,502)	(116,771)
Total stockholders’ equity (deficit)	432	(55)
Total liabilities and stockholders’ equity (deficit)	$71,861	$74,416

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product revenue	$8,867	$7,458
Services revenue	7,840	8,509
Maintenance revenue	10,079	9,832
Total revenues	26,786	25,799

Cost of revenues (excluding amortization and depreciation, shown below):
Cost of product revenue	1,763	1,956
Cost of services revenue	4,829	5,635
Cost of maintenance revenue	743	606
Total cost of revenues (excluding amortization and depreciation, shown below)	7,335	8,197

Operating expenses:
Selling and marketing	9,950	10,501
Research and development	5,481	6,242
General and administrative	4,532	6,190
Depreciation and amortization	1,158	1,415
Total operating expenses	21,121	24,348
Operating loss	(1,670)	(6,746)
Other income and expense:
Interest income	—	4
Interest expense	(4)	(2)
Other income, net	12	5
Total other income and expense	8	7
Loss before income taxes	(1,662)	(6,739)
Income tax provision	69	53
Net loss	$(1,731)	$(6,792)

Net loss per share:
Basic	$(0.06)	$(0.24)
Diluted	$(0.06)	$(0.24)

Weighted average number of shares used in per share calculation:
Basic	29,685	28,580
Diluted	29,685	28,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net loss	$(1,731)	$(6,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,158	1,415
Provision for doubtful accounts	123	—
Share-based compensation	2,133	1,322
Deferred taxes	22	22
Loss on disposal of assets	1,199	14
Changes in operating assets and liabilities:
Trade receivables	5,560	6,838
Inventory	(255)	(14)
Prepaid expenses and other assets	(20)	(2,651)
Accounts payable	(1,059)	170
Accrued liabilities	(2,000)	(25)
Deferred revenues	3,530	1,979
Net cash provided by operating activities	8,660	2,278

Investing Activities:
Purchase of property and equipment	(84)	(806)
Net cash used in investing activities	(84)	(806)

Financing Activities:
Repayment of borrowing on line of credit	(3,500)	—
Proceeds from the exercise of stock options	85	—
Principal payments on capital lease obligations and other obligations	(21)	(19)
Net cash used in financing activities	(3,436)	(19)
Net decrease in cash and cash equivalents	5,140	1,453
Cash and cash equivalents, beginning of period	12,619	18,967
Cash and cash equivalents, end of period	$17,759	$20,420

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$—	$293
Capital lease obligations incurred to acquire assets	$—	$28

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of March 31, 2017 and our results of operations for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the December 31, 2016 audited financial statements.  The operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At March 31, 2017, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $17.3 million as of March 31, 2017.  At March 31, 2017 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

Revenue Recognition

We generate revenues principally from the sale of our EnCase software products. Our software products include perpetual licenses and are related to our Forensic Security Suite (EnCase Endpoint Security, EnCase Endpoint Investigator and EnForce Risk Manager), EnCase eDiscovery, EnCase Forensic, and forensic appliance sales. Revenue associated with the sale of software licenses and revenue associated with forensic appliance sales are referred to as product revenue. Revenues are also generated from training courses and consulting services in which we assist customers with the performance of digital investigations and train their IT and legal professionals in the use of our software products, as well as subscription revenues associated with cloud-based document review and production SaaS, which we collectively refer to as services revenue. Our proprietary products are generally sold with one to three years of maintenance, which can be renewed at a stated renewal rate and is referred to as maintenance revenues.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.

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

We plan to adopt Topic 606 using the modified retrospective approach described above in the first quarter of fiscal 2018. However, a decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software systems procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We continue to evaluate the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources, in addition to the engagement of a third-party service provider, to assist in the evaluation of the impact of the standard and the implementation of software systems from third-party providers.  We have made investments in systems to enable timely and accurate reporting under the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (“Topic 718”), Improvements to the Employee Share-Based Payment Accounting.  The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. We have adopted the pronouncement on a prospective basis making it effective for the Company as of January 1, 2017. Upon adoption, excess tax benefits from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas previously such income tax benefits were recognized as part of additional paid-in capital and could not be recognized until they were realized through a reduction in income taxes payable. The previously unrecognized excess tax benefits do not have an impact to the Company as they increase our net operating losses and valuation allowance by the same amount. We have elected to continue to record our stock compensation expense net of estimated forfeitures and not to account for forfeitures as they occur. The cash flow presentation of employee taxes paid will not apply to our Company as we do not withhold shares to cover employee taxes incurred relating to their stock transactions.

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us in our first quarter of fiscal 2020 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.

Realignment Expense

For the three months ended March 31, 2017, we incurred $1.4 million in realignment expense related to the consolidation of leased space at our corporate headquarters and severance costs.  Realignment expense resulting from the consolidation of leased space at our corporate headquarters is included in general and administrative expense.  The severance costs are included in cost of services revenue, selling and marketing expense, research and development expense and general and administrative expense, based on the employees’ cost center assignments prior to termination.

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

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic loss per common share:
Numerator:
Net loss	$(1,731)	$(6,792)
Net loss allocated to common stockholders	$(1,731)	$(6,792)
Denominator:
Basic weighted average shares outstanding	29,685	28,580
Net loss per basic common share	$(0.06)	$(0.24)

Diluted loss per common share:
Numerator:
Net loss	$(1,731)	$(6,792)
Net loss allocated to common stockholders	$(1,731)	$(6,792)
Denominator:
Basic weighted average shares outstanding	29,685	28,580
Effect of dilutive share-based awards	—	—
Diluted weighted average shares outstanding	29,685	28,580
Net loss per diluted common share	$(0.06)	$(0.24)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,289,000 and 3,133,000 shares for the three months ended March 31, 2017 and 2016, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Inventory:
Components	$1,309	$1,004
Finished goods	1,151	1,202
Total inventory	$2,460	$2,206

Note 5. Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Software licenses	$1,950	$1,529
Prepaid software maintenance	1,234	1,091
Payroll and employee-related expenses	18	394
Insurance	115	460
Other prepaid expenses and other current assets	1,463	1,376
Total prepaid expenses and other current assets	$4,780	$4,850

Note 6. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through March 31, 2017.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and professional services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.4 million for both the three months ended March 31, 2017 and 2016. The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(4,188)	$1,612	$5,800	$(3,993)	$1,807
Customer relationships	6,475	(4,386)	2,089	6,475	(4,276)	2,199
Trade names	2,100	(1,542)	558	2,100	(1,497)	603
Covenant not-to-compete	200	(200)	—	200	(194)	6
Domain name	45	(13)	32	45	(11)	34
Total	$14,620	$(10,329)	$4,291	$14,620	$(9,971)	$4,649

The following table summarizes the estimated remaining amortization expense through 2021 and thereafter (in thousands):

Year ending	Amortization Expense
2017	$1,051
2018	1,401
2019	825
2020	539
2021	430
Thereafter	45
Total amortization expense	$4,291

Note 7. Debt Obligations

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

As of March 31, 2017, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.7 million.  As of March 31, 2017, the balance outstanding under the Revolver was zero.  The Company’s adjusted quick ratio was 2.14:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the Company in its collateral account would be applied to outstanding loan balances before being remitted to the Company’s operating account.    Amounts in the collateral account would be transferred to the Company’s operating account after any loan balance has been paid in full.

Note 8. Employee Benefit Plans

At March 31, 2017, approximately 1.1 million shares were available for grant as options or nonvested share awards under the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “Plan”).

Stock Options

The terms of the options granted under the Plan are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,765,000		$6.17	7.3	$2,909,000
Granted	—	$
Exercised	(21,000)		$3.99
Forfeited or expired	(30,000)		$9.35
Outstanding, March 31, 2017	1,714,000		$6.14	7.1	$1,128,000

Exercisable, March 31, 2017	674,000		$7.60	4.9	$329,000

We define in-the-money options at March 31, 2017 as options that had exercise prices that were lower than the $5.90 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at March 31, 2017 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 981,000 shares that were in-the-money at that date, 288,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2016	2,888,000	$5.25
Granted	12,000	6.77
Granted adjustment (performance shares)	586,000	4.37
Vested	(1,032,000)	4.78
Forfeited	(43,000)	6.37
Outstanding, March 31, 2017	2,411,000	5.22

The total grant date fair value of shares vested under such grants during the three months ended March 31, 2017 was 4,929,000.

On March 18, 2016, we granted approximately 586,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $4.37 per share. The performance criteria were based on the achievement of certain revenue levels for the year ending December 31, 2016.  Depending on the revenue level achieved, the number of shares that would vest ranged from 10% to 200% of the approximately 586,000 shares granted. As of December 31, 2016, the Company achieved 200% of the revenue target level and as a result approximately 586,000 shares vested and another approximately 586,000 shares were granted in February, 2017. The February grant is included in our restricted stock awards outstanding as of March 31, 2017 and will vest on December 31, 2017, subject to continued employment of the executive.  These performance-based restricted stock awards were considered for calculating the diluted shares outstanding balance at March 31, 2017.  However, as the Company is in a net loss position for the three months ended March 31, 2017, the performance-based restricted stock awards were considered anti-dilutive and therefore excluded from the calculation.

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

The fair values of stock options granted under the Second Amended and Restated Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions (note, no options were granted during the three months ended March 31, 2017):

Three Months Ended March 31, 2016
Risk-free interest rate	1.3%
Dividend yield	—%
Expected life (years)	5.68
Volatility	46.56%
Weighted average grant date fair value	$1.68

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock option awards	$198	$160
Restricted stock awards	1,935	1,162
Total share-based compensation expense	$2,133	$1,322

The following table summarizes where the share-based compensation expense was recorded by income statement line item (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$10	$15
Cost of services revenue	73	171
Cost of maintenance revenue	20	38
Selling and marketing expense	858	110
Research and development expense	566	427
General and administrative expense	606	561
Total share-based compensation expense	$2,133	$1,322

There is $0.8 million of share-based compensation expense related to the performance-based restricted stock awards in our total restricted stock awards share-based compensation expense for the three months ended March 31, 2017.

As of March 31, 2017, there was approximately $2.0 million of total unrecognized share-based compensation cost related to stock options that we expect to be recognized over a weighted-average period of 2.6 years and approximately $9.0 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.3 years.  For awards outstanding at March 31, 2017, we expect to record approximately $0.6 million and $3.9 million in share-based compensation for the remainder of fiscal year 2017 related to stock options and restricted stock awards, respectively.

Note 9. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of March 31, 2017, we have recorded a valuation allowance against our net U.S. deferred tax assets resulting in a carrying value of zero.

We have recorded an income tax provision for the three months ended March 31, 2017 of $69,000 as compared to $53,000 for the same period in 2016.  Our income tax provision for the three months ended March 31, 2017 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, federal alternative minimum tax, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net United States deferred tax assets.  For the three months ended March 31, 2016, our income tax provision differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net U.S. deferred tax assets.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Payroll and related benefits	$5,974	$7,138
Sales tax audit accrual	1,256	1,243
Software licenses	992	1,111
Deferred rent and rent incentives	661	808
Lease obligations	1,197	562
Professional fees	221	522
Insurance	229	345
Other accrued liabilities	874	912
Total accrued liabilities	$11,404	$12,641

Note 11. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	205	205	—	—
Total assets	$205	$205	$—	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	205	205	—	—
Total assets	$205	$205	$—	$—

Note 12. Commitments and Contingencies

Third-party Software Licenses

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate software as a component of its products through February 2020.  The agreement also provides for payment by the Company of $0.3 million for two years of maintenance and support.  The $2.0 million is payable in five installments, of which $1.5 million was payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.  As of March 31, 2017, the outstanding balance was $0.3 million.

Letter of Credit

As of March 31, 2017 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit related to the lease of our corporate headquarters.

Legal Matters

On May 20, 2011, MyKey Technology Inc. (“MyKey”) filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware  (the “District Court Case”).  The complaint alleged that certain of our data acquisition forensic hardware products that we acquired as a result of our acquisition of certain assets of Tableau, LLC (“Tableau”) infringe three of MyKey’s patents relating to write blocking, duplication and data removal technologies, respectively.

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

	Three Months Ended March 31, 2017
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$8,867	$1,588	$4,383	$1,869	$10,079	26,786
Cost of revenues	1,763	569	2,903	1,357	743	7,335
Segment profit	$7,104	$1,019	$1,480	$512	$9,336	19,451
Total operating expenses						21,121
Operating loss						$(1,670)

	Three Months Ended March 31, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,458	$1,578	$4,828	$2,103	$9,832	$25,799
Cost of revenues	1,956	655	3,495	1,485	606	8,197
Segment profit	$5,502	$923	$1,333	$618	$9,226	17,602
Total operating expenses						24,348
Operating loss						$(6,746)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
United States	$20,980	$19,815
Europe	3,838	3,455
Asia	832	1,363
Other	1,136	1,166
	$26,786	$25,799

Note 14. Subsequent Event

Third-party Software License

In April 2017, the Company entered into a $3.3 million third-party software license agreement for a cloud-based solution to host data for customers of its EnCase eDiscovery Review product. The first year installment is $0.5 million and is due in equal quarterly payments starting in April 2017.  The second year installment is $1.0 million, due in full in April 2018, and the third year installment is $1.8 million, due in full in April 2019, provided certain conditions are met.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Risk Factors” and in other parts of this Quarterly Report.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2017	2016
Revenues:
Product revenue	33.1%	28.9%
Services revenue	29.3	33.0
Maintenance revenue	37.6	38.1
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenue	6.6	7.6
Cost of services revenue	18.0	21.8
Cost of maintenance revenue	2.8	2.3
Total cost of revenues	27.4	31.7
Gross profit	72.6	68.3

Operating expenses:
Selling and marketing	37.1	40.7
Research and development	20.5	24.2
General and administrative	16.9	24.0
Depreciation and amortization	4.3	5.5
Total operating expenses	78.8	94.4
Operating loss	(6.2)%	(26.1)%

Other income and expense:
Interest income	—	—
Interest expense	—	—
Other income, net	—	—
Total other income and expense	—	—
Loss before income taxes	(6.2)%	(26.1)%
Income tax provision	0.3	0.2
Net loss	(6.5)%	(26.3)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Non-cash Share-based Compensation Data (1):
Cost of product revenue	$10	$15
Cost of services revenue	73	171
Cost of maintenance revenue	20	38
Selling and marketing	858	110
Research and development	566	427
General and administrative	606	561
Total non-cash share-based compensation	$2,133	$1,322

(1)                  Non-cash share-based compensation recorded in the three month periods ended March 31, 2017 and 2016 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 8 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

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

	Three Months Ended March 31,
(Dollars in thousands)	2017	Change %	2016
Product revenue	$8,867	19%	$7,458
Services revenue	7,840	(8%)	8,509
Maintenance revenue	10,079	3%	9,832
Total revenues	$26,786	4%	$25,799

Product Revenue

We generate product revenue principally from two product categories: enterprise products and forensic products.  Revenue from our enterprise products includes sales related to licenses from our Forensic Security Suite of products which are comprised of EnCase Endpoint Security, EnCase Endpoint Investigator and EnForce Risk Manager, as well as sales of our EnCase eDiscovery product.  Revenue of our forensic products includes sales related to EnCase Forensic and forensic appliance sales.  During the first two quarters of each fiscal year, we typically experience lower levels of product sales due to the seasonal budgetary cycles of our customers.  The third quarter is typically the strongest quarter for sales to our federal government customers. Typically, sales to our corporate customers are highest in the fourth quarter.

Product revenue increased by $1.4 million, or 19%, from $7.5 million to $8.9 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The increase in product revenue was primarily a result of a $2.1 million increase in enterprise product revenue due to strong sales of our Forensic Security Suite of products, partially offset by a $0.7 million decrease in forensic software revenue due to an increase in the number of competing forensic solutions available in the market.

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

Services revenue decreased $0.7 million, or 8%, from $8.5 million to $7.8 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease is primarily due to a $0.4 million decrease in professional services related to a decline in ediscovery service engagements and a $0.3 million decrease in training revenue due to lower forensic software sales.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with new product licenses and maintenance renewals for on-premise products. Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue for the three months ended March 31, 2017 increased $0.3 million, or 3%, from $9.8 million to $10.1 million as compared to the same period in 2016.  The increase was primarily due to an increase in software license revenue and higher renewal rates of maintenance contracts during the quarter as compared to the same period in 2016.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2017	Change %	2016
Cost of product revenue	$1,763	(10%)	$1,956
Cost of services revenue	4,829	(14%)	5,635
Cost of maintenance revenue	743	23%	606
Total cost of revenues	$7,335	(11%)	$8,197

Share-based compensation included above:
Cost of product revenue	$10		$15
Cost of services revenue	$73		$171
Cost of maintenance revenue	$20		$38

Gross Margin Percentage
Products	80.1%		73.8%
Services	38.4%		33.8%
Maintenance	92.6%		93.8%
Total	72.6%		68.2%

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

Cost of product revenue decreased $0.2 million, or 10%, from $2.0 million to $1.8 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease is primarily due to $0.2 million lower appliance costs as a result of lower appliance sales during the three months ended March 31, 2017, as compared to the same period in 2016.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.

Cost of services revenue decreased $0.8 million, or 14%, from $5.6 million to $4.8 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease was primarily due to a $0.7 million reduction in cost of professional services revenue due to reduced headcount and a $0.1 million decrease in cost of training revenue.

Cost of Maintenance Revenue

Cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

Total cost of maintenance revenue increased $0.1 million, or 23%, from $0.6 million to $0.7 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The increase was primarily due to an increase in employee-related costs and certain facilities costs related to facilities closures.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	Change %	2016
Selling and marketing expenses	$9,950	(5%)	$10,501
Research and development expenses	$5,481	(12%)	$6,242
General and administrative expenses	$4,532	(27%)	$6,190
Depreciation and amortization expenses	$1,158	(18%)	$1,415

Share-based compensation included above:
Selling and marketing expenses	$858		$110
Research and development expenses	$566		$427
General and administrative expenses	$606		$561

As a percentage of revenue:
Selling and marketing expenses	37.1%		40.7%
Research and development expenses	20.5%		24.2%
General and administrative expenses	16.9%		24.0%
Depreciation and amortization expenses	4.3%		5.5%

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

Selling and marketing expenses decreased $0.5 million, or 5%, from $10.5 million to $10.0 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease was primarily due to $0.9 million of expenses related to the realignment of our sales leadership and operations in the prior year period that did not reoccur in the current period, offset by a $0.4 million increase in employee-related expenses primarily related to increased sales commissions and stock-based compensation.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses decreased $0.8 million, or 12%, from $6.2 million to $5.5 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease was primarily due to a $0.5 million decrease in compensation and other employee-related costs due to reduced headcount, a $0.3 million decrease in realignment expense recorded during the first quarter of 2016 that did not reoccur in the current period, offset by a $0.2 million increase in facilities costs related to the consolidation of our corporate headquarters office space in the current period.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $1.7 million, or 27%, from $6.2 million to $4.5 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease was primarily due to a $1.0 million decrease in legal fees related to the proxy contest with the Company’s former CTO and former Chairman of the Board that occurred in the prior period and did not reoccur in the current period, a $0.9 million decrease in rent and facilities costs resulting from the closure of certain of our facilities, a $0.5 million decrease in employee-related expenses due to decreased headcount and a $0.2 million decrease in audit fees, offset by a $1.1 million increase in realignment expense related to the consolidation of our corporate headquarters office space in the current period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.

Depreciation and amortization expenses decreased $0.2 million, or 18%, from $1.4 million to $1.2 million for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease was primarily due to certain software assets being fully depreciated.

Other Income (Expense)

Total other income (expense) consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items.  Other income (expense) increased $1,000, or 20%, from $7,000 to $8,000 for the three months ended March 31, 2017, compared to the same period in 2016.  The increase was due to a $11,000 decrease in interest income and a $15,000 decrease in other income, net, offset by a $5,000 increase in interest expense.

Income Tax Provision

We have recorded an income tax provision for the three months ended March 31, 2017 of $69,000 as compared to $53,000 for the same period in 2016.  Our income tax provision for the three months ended March 31, 2017  differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, federal alternative minimum tax, the impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net United States deferred tax assets.  For the three months ended March 31, 2016, our income tax provision differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net U.S. deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services, as well as proceeds from our initial public offering.  As of March 31, 2017, we had $17.8 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Changes in Cash Flow

We generate cash from operating activities from cash collections related to the sale of our products and services.

Net cash provided by operating activities was $8.7 million for the three months ended March 31, 2017 as compared to $2.3 million for the same period in 2016.  The net cash provided by operating activities for the three months ended March 31, 2017 included a net loss of $1.7 million, $2.1 million in share-based compensation, $1.2 million in depreciation and amortization and $1.2 million in loss on disposal of fixed assets, a $5.6 million decrease in trade receivables and a $3.5 million increase in deferred revenues, offset by a $2.0 million decrease in accrued liabilities.  This compares to net cash provided by operating activities in the same period in 2016 which included a $6.8 million net loss, $1.4 million in depreciation and amortization, $1.3 million in share-based compensation, a $6.8 million decrease in trade receivables and a $2.0 million increase in deferred revenues, offset by a $2.7 million increase in prepaid expenses and other assets.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017, as compared to $0.8 million for the same period in 2016.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to technology equipment during the three months ended March 31, 2016, that did not reoccur during the same period in 2017.

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2017, as compared to $19,000 for the same period in 2016.  The increase in cash used in financing activities was primarily due to the repayment of $3.5 million of borrowings on the line of credit during the three months ended March 31, 2017, which did not occur in the same period in 2016.

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

As of March 31, 2017, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.7 million.  As of March 31, 2017, the balance outstanding under the Revolver was zero.  The Company’s adjusted quick ratio was 2.14:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the Company in its collateral account would be applied to outstanding loan balances before being remitted to the Company’s operating account.    Amounts in the collateral account would be transferred to the Company’s operating account after any loan balance has been paid in full.

Contractual Obligations and Commitments

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate third-party software as a component of its products through February 2020.  The agreement also required payment of $0.3 million by the Company for two years of maintenance and support.  The $2.0 million is payable in five installments, of which the outstanding balance at March 31, 2017 is $0.3 million.

Off-Balance Sheet Arrangements

At March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at March 31, 2017, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                  Legal Proceedings

The information contained in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.                         Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on March 1, 2017.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no material changes to the Unregistered Sales of Equity Securities and Use of Processed as presented in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on March 1, 2017.

Item 3.                                  Defaults upon Senior Securities

No information is required in response to this item.

Item 4.                                  [Removed and Reserved]

No information is required in response to this item.

Item 5.                                  Other Information

No information is required in response to this item.

Item 6.                                   Exhibits

Exhibit Number	Description of Documents
10.51	Form of 2017 Incentive Award Plan Stock Option Agreement
10.52	Form of 2017 Incentive Award Plan Restricted Stock Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 10, 2017