Form 10-Q
period 2017-06-30
Guidance Software, Inc.
filed 2017-08-07
CIK 1375557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of August 2, 2017, there were approximately 33,431,000 shares of the registrant’s Common Stock outstanding.

GUIDANCE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,648	$12,619
Trade receivables, net of allowance for doubtful accounts of $684 and $554, respectively	14,399	22,236
Inventory	3,193	2,206
Prepaid expenses and other current assets	5,973	4,850
Total current assets	37,213	41,911

Long-term assets:
Property and equipment, net	8,677	11,044
Intangible assets, net	3,941	4,649
Goodwill	14,632	14,632
Other assets	2,736	2,180
Total long-term assets	29,986	32,505

Total assets	$67,199	$74,416

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,686	$4,722
Accrued liabilities	10,651	12,641
Bank line of credit	—	3,500
Deferred revenues	37,721	40,209
Total current liabilities	54,058	61,072

Long-term liabilities:
Deferred rent and other long-term liabilities	6,168	6,872
Deferred revenues	5,083	5,923
Deferred tax liabilities	649	604
Total long-term liabilities	11,900	13,399

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,213,000 and 33,855,000 shares issued, respectively; and 33,434,000 and 32,079,000 shares outstanding, respectively	26	26
Additional paid-in capital	132,362	128,169
Treasury stock, at cost, 1,779,000 and 1,779,000 shares, respectively	(11,479)	(11,479)
Accumulated deficit	(119,668)	(116,771)
Total stockholders’ equity (deficit)	1,241	(55)
Total liabilities and stockholders’ equity (deficit)	$67,199	$74,416

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product revenue	$7,040	$9,635	$15,907	$17,093
Services revenue	7,440	8,177	15,280	16,686
Maintenance revenue	10,183	9,744	20,262	19,576
Total revenues	24,663	27,556	51,449	53,355

Cost of revenues (excluding depreciation and amortization, shown below):
Cost of product revenue	1,861	2,415	3,624	4,371
Cost of services revenue	4,484	5,650	9,313	11,285
Cost of maintenance revenue	468	636	1,211	1,242
Total cost of revenues (excluding depreciation and amortization, shown below)	6,813	8,701	14,148	16,898

Operating expenses:
Selling and marketing	8,501	11,613	18,451	22,114
Research and development	4,707	6,500	10,189	12,742
General and administrative	4,676	9,133	9,208	15,323
Depreciation and amortization	1,115	1,307	2,273	2,722
Total operating expenses	18,999	28,553	40,121	52,901
Operating loss	(1,149)	(9,698)	(2,820)	(16,444)
Other income and expense:
Interest income	9	4	9	8
Interest expense	(1)	(2)	(5)	(4)
Other income, net	4	4	17	9
Total other income and expense	12	6	21	13
Loss before income taxes	(1,137)	(9,692)	(2,799)	(16,431)
Income tax provision	29	38	98	91
Net loss	$(1,166)	$(9,730)	$(2,897)	$(16,522)

Net loss per share:
Basic	$(0.04)	$(0.33)	$(0.10)	$(0.58)
Diluted	$(0.04)	$(0.33)	$(0.10)	$(0.58)

Weighted average number of shares used in per share calculation:
Basic	30,421	29,397	30,051	28,689
Diluted	30,421	29,397	30,051	28,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDANCE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net loss	$(2,897)	$(16,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,273	2,722
Provision for doubtful accounts	300	—
Share-based compensation	3,869	3,597
Deferred taxes	45	45
Loss on disposal of assets	1,199	96
Changes in operating assets and liabilities:
Trade receivables	7,537	6,033
Inventory	(987)	(101)
Prepaid expenses and other assets	(1,680)	(2,490)
Accounts payable	806	3,294
Accrued liabilities	(2,656)	2,480
Deferred revenues	(3,328)	(3,412)
Net cash provided by (used in) operating activities	4,481	(4,258)

Investing Activities:
Purchase of property and equipment	(238)	(1,630)
Net cash used in investing activities	(238)	(1,630)

Financing Activities:
Repayment of borrowing on line of credit	(3,500)	—
Proceeds from the exercise of stock options	324	—
Principal payments on capital lease obligations and other obligations	(38)	(39)
Net cash used in financing activities	(3,214)	(39)
Net increase (decrease) in cash and cash equivalents	1,029	(5,927)
Cash and cash equivalents, beginning of period	12,619	18,967
Cash and cash equivalents, end of period	$13,648	$13,040

Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued expenses	$168	$198

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 are unaudited.  These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”), and pursuant to the rules and regulations of the SEC for interim financial reporting.  In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and include all normal and recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2017 and our results of operations for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the December 31, 2016 audited financial statements.  The operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We restrict our investments in cash and cash equivalents to financial institutions, US government or federal agency instruments and obligations of corporations with high credit ratings.  At June 30, 2017, the majority of our cash balances were held at financial institutions located in California in accounts that are insured by the Federal Deposit Insurance Corporation for up to $250,000. Uninsured balances aggregate approximately $13.4 million as of June 30, 2017.  At June 30, 2017 all of our cash equivalents consisted of financial institution obligations.  We periodically perform credit evaluations of our customers and maintain reserves for potential losses on our accounts receivable.  We do not believe we are subject to concentrations of credit risk with respect to such receivables.

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

We will adopt Topic 606 effective as of January 1, 2018 and currently expect to adopt Topic 606 using the modified retrospective approach described above.

We are using a comprehensive approach to evaluate the impact of the new standard on our accounting policies, processes, and systems to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts.

We have assigned internal resources, in addition to the engagement of a third-party service provider, to assist in the evaluation of the impact of the standard and the implementation of software systems from third-party providers.  We have made investments in systems to enable timely and accurate reporting under the new standard.

We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams.  We continue to evaluate the potential impact on our accounting policies, internal control processes including system readiness and the related disclosures that will be required under the new guidance.

We are also evaluating the treatment of upfront costs to obtain revenue contracts under the new guidance. As a result of this new guidance, we preliminarily believe that we will capitalize additional costs of obtaining revenue contracts, including sales commissions. Under our current accounting policy, we expense costs in the period we invoice the customer.  Additionally, we preliminarily believe that the amortization period for our deferred commission costs will be longer than the contract term, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts.

We are continuing to evaluate the impact of our adoption of Topic 606 and our preliminary assessments are subject to change. While we continue to assess the potential impacts of the new standard, including the areas described above, we anticipate this standard will not have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

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

Realignment Expense

We incurred realignment expense for the three and six months ended June 30, 2017 of $0.7 million and $2.1 million, respectively, primarily resulting from the consolidation of leased space at our corporate headquarters, as compared to $0.9 million and $3.1 million, respectively, for the same periods in 2016, as a result of reducing headcount and the closing of our Orlando and Houston offices.  Severance costs are included in cost of services revenue, selling and marketing expense, research and development expense and general and administrative expense, based on the employees’ cost center assignments prior to termination.  Lease termination costs are included in cost of services revenue, selling and marketing expense, research and development expense and general and administrative expense, based on the size of the space occupied by the department.

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

The following table sets forth the computation of basic and diluted net loss allocated to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic loss per common share:
Numerator:
Net loss	$(1,166)	$(9,730)	$(2,897)	$(16,522)
Net loss allocated to common stockholders	$(1,166)	$(9,730)	$(2,897)	$(16,522)
Denominator:
Basic weighted average shares outstanding	30,421	29,397	30,051	28,689
Net loss per basic common share	$(0.04)	$(0.33)	$(0.10)	$(0.58)

Diluted loss per common share:
Numerator:
Net loss	$(1,166)	$(9,730)	$(2,897)	$(16,522)
Net loss allocated to common stockholders	$(1,166)	$(9,730)	$(2,897)	$(16,522)
Denominator:
Basic weighted average shares outstanding	30,421	29,397	30,051	28,689
Effect of dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	30,421	29,397	30,051	28,689
Net loss per diluted common share	$(0.04)	$(0.33)	$(0.10)	$(0.58)

Antidilutive securities, which consist of stock options and restricted stock awards that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,686,000 and 1,499,000 shares for the three and six months ended June 30, 2017, respectively, and 2,385,000 and 2,816,000 shares for the three and six months ended June 30, 2016, respectively.

Note 4. Inventory

Inventory is comprised of hardware components, packaged software components and finished goods and is valued at the lower of cost or market, using the weighted average cost method.  The following table sets forth, by major classes, inventory as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Inventory:
Components	$1,636	$1,004
Finished goods	1,557	1,202
Total inventory	$3,193	$2,206

Note 5. Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016

Software licenses	$2,516	$1,529
Prepaid software maintenance	1,740	1,091
Payroll and employee-related expenses	209	394
Insurance	153	460
Other prepaid expenses and other current assets	1,355	1,376
Total prepaid expenses and other current assets	$5,973	$4,850

Note 6. Goodwill and Other Intangibles

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred, and there have been no impairment charges related to such assets through June 30, 2017.  We expect the balance of goodwill assigned to our products segment to be deductible for tax purposes while the balance of goodwill assigned to our subscription and professional services segments will not be deductible for tax purposes.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with the exception of customer relationships, which are amortized on a double-declining basis.  Amortization expense for intangible assets with finite lives was $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.  The following table summarizes cumulative amortization expense related to intangible assets subject to amortization as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross Costs	Accumulated Amortization	Net	Gross Costs	Accumulated Amortization	Net
Core technology	$5,800	$(4,383)	$1,417	$5,800	$(3,993)	$1,807
Customer relationships	6,475	(4,493)	1,982	6,475	(4,276)	2,199
Trade names	2,100	(1,587)	513	2,100	(1,497)	603
Covenant not-to-compete	200	(200)	—	200	(194)	6
Domain name	45	(16)	29	45	(11)	34
Total	$14,620	$(10,679)	$3,941	$14,620	$(9,971)	$4,649

The following table summarizes the estimated remaining amortization expense through 2021 and thereafter (in thousands):

Year ending	Amortization Expense
2017	$700
2018	1,401
2019	825
2020	539
2021	431
Thereafter	45
Total amortization expense	$3,941

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

As of June 30, 2017, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.7 million.  As of June 30, 2017, the balance outstanding under the Revolver was zero.  The Company’s adjusted quick ratio was 1.61:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the Company in its collateral account would be applied to outstanding loan balances before being remitted to the Company’s operating account.    Amounts in the collateral account would be transferred to the Company’s operating account after any loan balance has been paid in full.   The Company is currently in discussions with the bank to extend the Revolver through October 31, 2017.

Note 8. Employee Benefit Plans

On May 3, 2017, stockholders approved the Guidance Software, Inc. 2017 Incentive Award Plan (the “2017 Plan”) and the Board of Directors approved 2,000,000 shares be made available for issuance pursuant to awards granted under the 2017 Plan.  The 2017 Plan is not intended to supersede or otherwise replace the Guidance Software, Inc. Second Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) as we may continue to grant awards under the 2004 Plan using the shares available for issuance thereunder until the share reserve for the 2004 Plan has been exhausted or the 2004 Plan expires on November 10, 2018.

At June 30, 2017, approximately 1.9 million shares were available for grant as options or nonvested share awards under the 2004 Plan and the 2017 Plan (collectively, the “Plans”).

Stock Options

The terms of the options granted under the Plans are determined at the time of grant, and generally vest 25% annually over a four-year service period and typically must be exercised within 10 years from the date of grant.  A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,765,000	$6.17	7.3	$2,909,000
Granted	578,000	$5.80
Exercised	(81,000)	$4.01
Forfeited or expired	(117,000)	$6.05
Outstanding, June 30, 2017	2,145,000	$6.16	7.6	$2,247,000

Exercisable, June 30, 2017	728,000	$7.54	4.9	$580,000

We define in-the-money options at June 30, 2017 as options that had exercise prices that were lower than the $6.61 fair market value of our common stock at that date.  The aggregate intrinsic value of options outstanding at June 30, 2017 is calculated as the difference between the exercise price of the underlying options and the fair market value of our common stock for the 1,931,000 shares that were in-the-money at that date, 522,000 of which were exercisable.

Restricted Stock Awards

We issue restricted stock awards to certain directors, officers and employees.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.  Restricted stock awards generally vest 25% annually over a four-year service period.  A summary of restricted stock awards activity follows:

	Number of Shares	Weighted Average Fair Value
Outstanding, December 31, 2016	2,888,000	$5.25

Granted (February 2017 performance-based restricted stock)	586,000	4.37
Granted	579,000	5.88
Granted (April 2017 performance-based restricted stock)	205,000	5.98
Vested	(1,295,000)	5.16
Forfeited	(96,000)	5.53
Outstanding, June 30, 2017	2,867,000	5.28

The total grant date fair value of shares vested under such grants during the three months ended June 30, 2017 was $6,685,000.

In March 2016, we granted approximately 586,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $4.37 per share. The performance criteria were based on the achievement of certain revenue levels for the year ending December 31, 2016.  Depending on the revenue level achieved, the number of shares that would vest ranged from 10% to 200% of the approximately 586,000 shares granted. As of December 31, 2016, the Company achieved 200% of the revenue target level and as a result approximately 586,000 shares vested and another approximately 586,000 shares were granted in February, 2017. The February grant is included in our restricted stock awards outstanding as of June 30, 2017 and will vest on December 31, 2017, subject to continued employment of the executive.  These performance-based restricted stock awards were considered for calculating the diluted shares outstanding balance at June 30, 2017.  However, as the Company is in a net loss position for the three and six months ended June 30, 2017, the performance-based restricted stock awards were considered anti-dilutive and therefore excluded from the calculation.

In April 2017, we granted approximately 205,000 performance-based restricted stock awards to certain members of our executive team, with a fair market value of $5.98 per share.  The performance criteria were based on the achievement of certain revenue and/or EBITDA levels for the year ending December 31, 2017.  Depending on the revenue and/or EBITDA level achieved, the number of shares that would vest range from 50% to 150% of the approximately 205,000 shares granted.  As of June 30, 2017, the Company has not achieved the minimum levels for either metric and as a result no stock compensation expense has been booked during the three months ended June 30, 2017, nor have any of the performance-based restricted stock awards granted in April 2017 been considered for calculating the diluted shares outstanding.

In May 2017, we granted approximately 579,000 restricted stock awards that vest 25% per year over four years.

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

The fair values of stock options granted under the Plans were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.0%	1.3%	2.0%	1.3%
Dividend yield	—	—	—	—
Expected life (years)	5.78	5.73	5.78	5.73
Volatility	47.34%	47.42%	47.34%	47.42%
Weighted average grant date fair value	$2.68	$2.38	$2.68	$2.38

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

The following table summarizes the share-based compensation expense we recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock option awards	$231	$197	$429	$357
Restricted stock awards	1,505	2,078	3,440	3,240
Share-based compensation expense	$1,736	$2,275	$3,869	$3,597

The following table summarizes where the share-based compensation expense was recorded by income statement line item (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenue	$10	$14	$20	$29
Cost of services revenue	86	205	159	376
Cost of maintenance revenue	18	37	38	75
Selling and marketing expense	692	714	1,550	824
Research and development expense	476	701	1,042	1,128
General and administrative expense	454	604	1,060	1,165
Total share-based compensation expense	$1,736	$2,275	$3,869	$3,597

There is $0.4 million and $1.1 million of share-based compensation expense related to the performance-based restricted stock awards in our total restricted stock awards share-based compensation expense for the three and six months ended June 30, 2017, respectively, as compared to $0.6 million for both the three and six months ended June 30, 2016.

As of June 30, 2017, there was approximately $2.6 million of total unrecognized share-based compensation cost related to stock options that we expect to be recognized over a weighted-average period of 3.0 years and approximately $7.4 million of total unrecognized share-based compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.5 years.  For awards outstanding at June 30, 2017, we expect to record approximately $0.6 million and $3.1 million in share-based compensation for the remainder of fiscal year 2017 related to stock options and restricted stock awards, respectively.

Note 9. Income Taxes

We account for income taxes in accordance with Income Taxes (ASC 740).  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  As of June 30, 2017, we have recorded a valuation allowance against our net U.S. deferred tax assets resulting in a carrying value of zero.

We have recorded an income tax provision for the three and six months ended June 30, 2017 of $29,000 and $98,000, respectively, as compared to $38,000 and $91,000, respectively for the same periods in 2016.  Our income tax provision for the three and six months ended June 30, 2017 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net United States deferred tax assets.  For the three and six months ended June 30, 2016, our income tax provision differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net U.S. deferred tax assets.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016

Payroll and related benefits	$4,735	$7,138
Sales tax audit accrual	1,079	1,243
Software licenses	2,081	1,111
Deferred rent and rent incentives	690	808
Lease obligations	1,008	562
Professional fees	317	522
Insurance	115	345
Other accrued liabilities	626	912
Total accrued liabilities	$10,651	$12,641

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$188	$188	$—	$—
Total assets	$188	$188	$—	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$205	$205	$—	$—
Total assets	$205	$205	$—	$—

Note 12. Commitments and Contingencies

Third-party Software Licenses

In April 2017, the Company entered into a three year subscription software license agreement for a cloud-based e-Discovery platform that customers of our EnCase eDiscovery Review product can migrate to. The agreement provides for initial payments by the company for the first year beginning April 1, 2017 totaling approximately $477,000, payable in four quarterly installments, $1.0 million payable at the beginning of the second year, and $1.8 million payable at the beginning of  the third year.  There is an early termination provision that makes the third year’s payment contingent on the successful completion of the development of an integration product by October 1, 2017.  As of June 30, 2017, the remaining payable was $1.4 million.

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate software as a component of its products through February 2020.  The agreement also provides for payment by the Company of $0.3 million for two years of maintenance and support.  The $2.0 million is payable in five installments, of which $1.5 million was payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.  As of June 30, 2017, the outstanding balance was zero.

Letter of Credit

As of June 30, 2017 we had a $1.2 million letter of credit outstanding against our Senior Secured Revolving Line of Credit related to the lease of our corporate headquarters.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets, with the exception of goodwill, to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and segment profit.  The following tables present the results of operations for each operating segment (in thousands):

	Three Months Ended June 30, 2017
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$7,040	$1,598	$3,971	$1,871	$10,183	$24,663
Cost of revenues	1,862	729	2,760	995	467	6,813
Segment profit	$5,178	$869	$1,211	$876	$9,716	$17,850
Total operating expenses						18,999
Operating loss						$(1,149)

	Three Months Ended June 30, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$9,635	$1,606	$4,514	$2,057	$9,744	$27,556
Cost of revenues	2,415	666	3,502	1,482	636	8,701
Segment profit	$7,220	$940	$1,012	$575	$9,108	18,855
Total operating expenses						28,553
Operating loss						$(9,698)

	Six Months Ended June 30, 2017
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$15,907	$3,185	$8,354	$3,741	$20,262	$51,449
Cost of revenues	3,624	1,299	5,663	2,351	1,211	14,148
Segment profit	$12,283	$1,886	$2,691	$1,390	$19,051	$37,301
Total operating expenses						40,121
Operating loss						$(2,820)

	Six Months Ended June 30, 2016
	Products	Subscription	Professional services	Training	Maintenance	Total

Revenues	$17,093	$3,185	$9,341	$4,160	$19,576	$53,355
Cost of revenues	4,371	1,322	6,996	2,967	1,242	16,898
Segment profit	$12,722	$1,863	$2,345	$1,193	$18,334	36,457
Total operating expenses						52,901
Operating loss						$(16,444)

Revenues, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
United States	$19,084	$20,344	$40,064	$40,159
Europe	3,267	4,698	7,105	8,153
Asia	1,268	1,022	2,100	2,385
Other	1,044	1,492	2,180	2,658
	$24,663	$27,556	$51,449	$53,355

Note 14. Subsequent Event

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OpenText Corporation, a corporation incorporated under the federal laws of Canada (“OpenText”), and Galileo Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of OpenText (“Purchaser”).   Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence a tender offer (“Offer”) to acquire all of the outstanding shares of common stock of the Company, par value $0.001 per share, at a purchase price of $7.10 per share in cash, net of any applicable withholding taxes and without interest. The Offer is not subject to any financing condition.  The merger is expected to close in the third quarter of calendar 2017.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2017 and 2016, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product revenue	28.5%	35.0%	30.9%	32.0%
Services revenue	30.2	29.6	29.7	31.3
Maintenance revenue	41.3	35.4	39.4	36.7
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenue	7.5	8.7	7.0	8.2
Cost of services revenue	18.2	20.5	18.1	21.2
Cost of maintenance revenue	1.9	2.3	2.4	2.3
Total cost of revenues	27.6	31.5	27.5	31.7
Gross profit	72.4	68.5	72.5	68.3

Operating expenses:
Selling and marketing	34.4	42.2	35.9	41.5
Research and development	19.1	23.6	19.8	23.9
General and administrative	19.0	33.2	17.9	28.7
Depreciation and amortization	4.5	4.7	4.4	5.1
Total operating expenses	77.0	103.7	78.0	99.2
Operating loss	(4.7)%	(35.2)%	(5.5)%	(30.9)%

Other income and expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	—	—	—	0.1
Total other income and expense	—	—	—	0.1
Loss before income taxes	(4.7)%	(35.2)%	(5.5)%	(30.8)%
Income tax provision	0.1	0.1	0.2	0.2
Net loss	(4.8)%	(35.3)%	(5.7)%	(31.0)%

The following table sets forth share-based compensation expense recorded in each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Non-cash Share-Based Compensation Data (1):
Cost of product revenue	$10	$14	$20	$29
Cost of services revenue	86	205	159	376
Cost of maintenance revenue	18	37	38	75
Selling and marketing	692	714	1,550	824
Research and development	476	701	1,042	1,128
General and administrative	454	604	1,060	1,165
Total non-cash share-based compensation	$1,736	$2,275	$3,869	$3,597

(1)                  Non-cash share-based compensation recorded in the three and six month periods ended June 30, 2017 and 2016 relates to stock options and restricted share awards granted to employees measured under the fair value method.  See Note 8 to the condensed consolidated financial statements.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	Change %	2016	2017	Change %	2016
Product revenue	$7,040	(27)%	$9,635	$15,907	(7)%	$17,093
Services revenue	7,440	(9)%	8,177	15,280	(8)%	16,686
Maintenance revenue	10,183	5%	9,744	20,262	4%	19,576
Total revenues	$24,663	(10)%	$27,556	$51,449	(4)%	$53,355

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

Product revenue decreased $2.6 million, or 27%, from $9.6 million to $7.0 million, and decreased $1.2 million, or 7%, from $17.1 million to $15.9 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

The decrease in product revenue for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily a result of a $1.2 million decrease in Enterprise revenue due to a decrease in our sales of EnCase Endpoint Security Product.  A new version of EnCase Endpoint Security, version 6, was released in the last week of second quarter 2017, and the lateness of the release in the quarter may have delayed customer spending.  It is uncertain if we can completely replace that potentially delayed revenue in the current 2017 year.   In addition, the decrease in product revenue was attributable to a $1.0 million decrease in Forensic hardware revenue due to strong sales in Q2 2016 related to some newly released products, and a $0.4 million decrease in Forensic software due to an increasingly competitive forensic market.

The decrease in product revenue for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a $1.1 million decrease in Forensic software due to an increasingly competitive forensic market and a decrease $0.9 million in Forensic hardware revenue due to strong sales in the first half 2016 related to some newly released products and a $0.8 million decrease in Enterprise revenue due to a decrease in our sales of EnCase Endpoint Security Product.  A new version of EnCase Endpoint Security, version 6, was released in the last week of second quarter 2017, and the lateness of the release in the quarter may have delayed customer spending.  It is uncertain if we can completely replace that potentially delayed revenue in the current 2017 year.

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

Services revenue decreased $0.7 million, or 9%, from $8.2 million to $7.4 million and decreased $1.4 million, or 8%, from $16.7 million to $15.3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

The decreases are primarily related to a $0.5 million and $1.0 million decrease in our professional services revenue for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, and a $0.2 million and $0.4 million decrease in training revenue for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  The decrease in professional services revenue is due to fewer service personnel and a decline in ediscovery service engagements.  The decrease in training is primarily due to lower Forensic software sales resulting in lower demand for training.

Maintenance Revenue

Maintenance revenue is generated from customers who purchase software maintenance services with new product licenses and maintenance renewals for on-premise products. Software maintenance includes software updates and upgrades, telephone and e-mail support, as well as self-service on our website.

Maintenance revenue increased $0.5 million, or 5%, from $9.7 million to $10.2 million and increased $0.7 million, or 4%, from $19.6 million to $20.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The increases were primarily due a greater number of maintenance contracts renewing during the periods as compared to the same periods in 2016.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	Change %	2016	2017	Change %	2016
Cost of product revenue	$1,861	(23)%	$2,415	$3,624	(17)%	$4,371
Cost of services revenue	4,484	(21)%	5,650	9,313	(17)%	11,285
Cost of maintenance revenue	468	(26)%	636	1,211	(3)%	1,242
Total cost of revenues	$6,813	(22)%	$8,701	$14,148	(16)%	$16,898

Share-based compensation included above:
Cost of product revenue	$10		$14	$20		$29
Cost of services revenue	$86		$205	$159		$376
Cost of maintenance revenue	$18		$37	$38		$75

Gross Margin Percentage
Products	73.6%		75.0%	77.2%		74.5%
Services	39.7%		30.9%	39.0%		32.4%
Maintenance	95.4%		93.5%	94.0%		93.7%
Total	72.4%		68.5%	72.5%		68.4%

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

Cost of product revenue decreased $0.6 million, or 23%, from $2.4 million to $1.9 million and decreased $0.7 million, or 17%, from $4.4 million to $3.6 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The decreases are primarily due to lower appliance costs as a result of lower appliance sales during the three and six months ended June 30, 2017, as compared to the same periods in 2016.

Cost of Services Revenue

Cost of services revenue consists principally of employee compensation costs, including share-based compensation and related overhead, travel, facilities cost, software maintenance paid to third party vendors, and SaaS hosting infrastructure costs associated with professional services, training, and subscription services.

Cost of services revenue decreased $1.2 million, or 21%, from $5.7 million to $4.5 million and decreased $2.0 million, or 17%, from $11.3 million to $9.3 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.

For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in cost of services revenue was primarily due to a decrease of $1.0 million and $1.4 million, respectively, in compensation and employee-related costs associated with the reduction in headcount and a decrease of $0.2 million and $0.5 million, respectively, in realignment expenses associated with the closure of our Orlando training center.

Cost of Maintenance Revenue

Cost of maintenance revenue includes third-party outsourcing fees, employee compensation costs for customer technical support and related overhead costs.

Total cost of maintenance revenue remained essentially flat at $0.5 million and $1.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in thousands)	2017	Change %	2016	2017	Change %	2016
Selling and marketing expenses	$8,501	(27)%	$11,613	$18,451	(17)%	$22,114
Research and development expenses	$4,707	(28)%	$6,500	$10,189	(20)%	$12,742
General and administrative expenses	$4,676	(49)%	$9,133	$9,208	(40)%	$15,323
Depreciation and amortization expenses	$1,115	(15)%	$1,307	$2,273	(16)%	$2,722

Share-based compensation included above:
Selling and marketing expenses	$692		$714	$1,550		$824
Research and development expenses	$476		$701	$1,042		$1,128
General and administrative expenses	$454		$604	$1,060		$1,165
As a percentage of revenue:
Selling and marketing expenses	34.5%		42.2%	35.9%		41.5%
Research and development expenses	19.1%		23.6%	19.8%		23.9%
General and administrative expenses	19.0%		33.2%	17.9%		28.7%
Depreciation and amortization expenses	4.5%		4.7%	4.4%		5.1%

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

Selling and marketing expenses decreased $3.1 million, or 27%, from $11.6  million to $8.5 million, and decreased $3.7 million, or 17%, from $22.1 million to $18.5 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

The decrease in selling and marketing expenses for the three months ended June 30, 2017 compared to the same period in 2016, was primarily due to a $1.3 million decrease in sales commissions as a result of lower revenue in the current quarter compared to the prior year quarter and a $1.6 million decrease in compensation and employee-related costs due to lower headcount.

The decrease in selling and marketing expenses for the six months ended June 30, 2017 compared to the same periods in 2016, was primarily due to $1.3 million decrease in realignment expense due to the reduction in headcount in the prior year period, a $1.0 million decrease in sales commissions as a result of lower revenue in the current year compared to the prior year,  a $1.0 million decrease in compensation and employee-related costs due to the reduction in headcount, as well as a $0.3 million decrease in consultants and professional services due to our cost savings efforts.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including share-based compensation and related overhead expenses.

Research and development expenses decreased $1.8 million, or 28%, from $6.5 million to $4.7 million, and decreased $2.6 million, or 20%, from $12.7 million to $10.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

The decrease in research and development expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily related to a decrease of $1.6 million in compensation and employee-related costs due to a decrease in headcount.

The decrease in research and development expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily related to a decrease of $2.0 million in compensation and employee-related costs due to a decrease in headcount and a $0.3 million decrease in realignment expense primarily consisting of severance paid related to a leadership change in the 2016 period that did not reoccur in 2017.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources and other administrative functions.  In addition, general and administrative expenses include professional service fees, bad debt expense, and other corporate expenses and related overhead.

General and administrative expenses decreased $4.5 million, or 49%, from $9.1 million to $4.7 million, and decreased $6.1 million, or 40%, from $15.3 million to $9.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

The decrease in general and administrative expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a decrease of $2.3 million related to the settlement of our patent infringement litigation in the prior year period, a decrease of $1.6 million in various consulting and legal fees related to the proxy contest with the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors in the prior year period, and a decrease of $0.4 million in compensation and employee-related costs related to decreased headcount.

The decrease in general and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a decrease of $2.3 million related to the settlement of our patent infringement litigation in the prior year period, a decrease of $2.5 million in various consulting and legal fees related to the proxy contest with the Company’s founder, former Chief Technology Officer and former Chairman of the Board of Directors in the prior year period, a decrease of $1.8 million in compensation and employee-related costs due to headcount reduction, and a $0.5 million decrease in rent expense due to our corporate headquarters consolidation, offset by an increase of $1.2 million in expenses related to fixed assets written off in the current year as a result of the consolidation of our corporate headquarters.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.

Depreciation and amortization expenses consist of depreciation and amortization of our leasehold improvements, furniture, computer hardware and software, and intangible assets.  Depreciation and amortization expenses decreased $192,000, or 15%, from $1.3 million to $1.1 million, and decreased $0.4 million, or 17%, from $2.7 million to $2.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The decrease is primarily due to certain assets being fully depreciated.

Other Income and Expense

Total other income and expense consists of interest earned on cash balances, interest expense paid and other miscellaneous income and expense items. Other income and expense increased $8,000, or 136%, from $6,000 to $14,000, and increased $8,000, or 64%, from $13,000 to $21,000 for the three and six months ended June 30, 2017, compared to the same period in 2016.

Income Tax Provision

We have recorded an income tax provision for the three and six months ended June 30, 2017 of $29,000 and $98,000, respectively, as compared to $38,000 and $91,000 for the same periods in 2016.  Our income tax provision for the three and six months ended June 30, 2017 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and the net United States deferred tax assets.  Our income tax provision for the three and six months ended June 30, 2016 differs from the U.S. statutory rate of 34% primarily due to state taxes, foreign taxes, the tax impact of certain share-based compensation charges, and the impact of providing a valuation allowance against research and development credits and deferred tax assets.

Liquidity and Capital Resources

Since inception, we have largely financed our operations from the cash flow generated from the sale of our products and services, as well as proceeds from our initial public offering.  As of June 30, 2017, we had $13.6 million in cash and cash equivalents.  We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Changes in Cash Flow

We generate cash from operating activities from cash collections related to the sale of our products and services.

Net cash provided by operating activities was $4.5 million for the six months ended June 30, 2017 as compared to net cash used in operating activities of $4.3 million for the same period in 2016.  The net cash provided by operating activities for the six months ended June 30, 2017 included a net loss of $2.9 million, a $7.5 million decrease in trade receivables and a $2.7 million decrease in accrued liabilities, while net cash used in operating activities in the same period in 2016 included a net loss of $16.5 million, a $6.0 million decrease in trade receivables and a $2.5 million increase in accrued liabilities.

Net cash used in investing activities was $238,000 for the six months ended June 30, 2017, as compared to $1.6 million for the same period in 2016.  The decrease in cash used in investing activities was primarily due to the purchase of property and equipment related to technology equipment during the six months ended June 30, 2016, that did not reoccur during the same period in 2017.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2017, as compared to $39,000 for the same period in 2016.  The increase in cash used in financing activities was primarily due to the repayment of $3.5 million of borrowings on the line of credit during the six months ended June 30, 2017, which did not occur in the same period in 2016.

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

As of June 30, 2017, the Company was in compliance with all the covenants of the Revolver.  The Company had letters of credit outstanding against the Revolver in the amount of $1.2 million, resulting in the maximum available borrowing under the Revolver to be $8.7 million.  As of June 30, 2017, the balance outstanding under the Revolver was zero.  The Company’s adjusted quick ratio was 1.61:1.  During periods when the adjusted quick ratio is below 1.5:1, any collections received by the Company in its collateral account would be applied to outstanding loan balances before being remitted to the Company’s operating account.    Amounts in the collateral account would be transferred to the Company’s operating account after any loan balance has been paid in full.  The Company is currently in discussions with the bank to extend the Revolver through October 31, 2017.

Contractual Obligations and Commitments

In April 2017, the Company entered into a three year subscription software license agreement for a cloud-based e-Discovery platform that customers of our EnCase eDiscovery Review product can migrate to. The agreement provides for initial payments by the Company for the first year beginning April 1, 2017 totaling approximately $477,000, payable in four quarterly installments, $1.0 million payable at the beginning of the second year, and $1.8 million payable at the beginning of  the third year.  There is an early termination provision that makes the third year’s payment contingent on the successful completion of the development of an integration product by October 1, 2017.  As of June 30, 2017, the remaining payable was $1.4 million.

In February 2016, the Company entered into a $1.7 million third-party software license agreement authorizing the Company to integrate software as a component of its products through February 2020.  The agreement also provides for payment by the Company of $0.3 million for two years of maintenance and support.  The $2.0 million is payable in five installments, of which $1.5 million was payable during the year ending December 31, 2016 and $0.5 million is payable during the first six months of 2017.  As of June 30, 2017, the agreement has been paid in full.

Off-Balance Sheet Arrangements

At June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.  We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this report.

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

Interest Rate Risk.  Our investment portfolio, consisting of highly liquid debt instruments of the US government at June 30, 2017, is subject to interest rate risk.  The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4.                                  Controls and Procedures

Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  This evaluation includes consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                  Legal Proceedings

The information contained in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.                         Risk Factors

The announcement and pendency of our agreement to be acquired by OpenText Corporation could have an adverse effect on our business.

On July 25, 2017 we entered into an Agreement and Plan of Merger, or the Merger Agreement, with OpenText Corporation, or OpenText, pursuant to which a wholly-owned subsidiary of OpenText will, upon the terms and subject to the conditions set forth in the Merger Agreement, commence a tender offer for all outstanding shares of Guidance Software, Inc., followed by a merger to acquire any untendered shares.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger, each share of common stock of Guidance Software issued and outstanding immediately prior to the effective time of the merger will be cancelled and automatically converted into the right to receive $7.10 in cash, without interest and subject to any applicable withholding taxes.

Uncertainty about the effect of the proposed merger on our employees, customers and technology partners may have a significant adverse impact our business and operations. Our employees may experience uncertainty about their positions with the company following the merger. We may be unable to attract and retain key talent as we had prior to announcement of the Merger Agreement. Any loss or distraction of such employees could have a material adverse effect on our business and operations. Management resources have been, and will continue to be, directed towards the completion of the merger, which could materially adversely affect our business and operations.

As a result of the merger, our customers may experience uncertainty concerning our products, services and their existing or anticipated business relationships with us. Uncertainty may cause customers to discontinue purchasing our products and services, and vendors may seek to modify or terminate their existing business relationships with us, which could result in a material adverse effect on our business.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions that we would otherwise consider to be in the best interests of the company and may hinder our ability to remain competitive with our industry peers.

The failure to complete the merger with OpenText could adversely affect our business.

Completion of the merger with OpenText is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, national security laws relating to foreign ownership of American companies, and similar approvals or consents that must be obtained from regulatory entities and government agencies. If the merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $6,014,095.55 in the event the merger is not consummated or if a proposal by a third party competitive to the Merger Agreement is publicly disclosed or consummated. Further, a failure to complete the merger may result in negative public opinion of us by customers and investors. Any disruption to our business and increased competition resulting from the proposed merger could continue or accelerate in the event of a failure to complete the merger. No assurances can be given that our business will not be adversely affected if the merger is not consummated.

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

Dated: August 7, 2017